Form 10-Q
period 1999-09-30
DIGITAL INSIGHT CORP
filed 1999-11-12
CIK 1037275

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from _________ to __________
                         Commission file number 0-27459

                          Digital Insight Corporation
             (Exact name of Registrant as specified in its charter)

             Delaware                                   77-0493142
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                 Identification Number)

          26025 Mureau Road
            Calabasas, CA                                   91302
(Address of principal executive offices)                  (Zip Code)

                                (818) 871-0000
             (Registrant's telephone number, including area code)
              __________________________________________________

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes     No  X
                 ---     ---

As of November 1, 1999, there were 14,763,042 shares of the Registrant's Common Stock outstanding.

FORM 10-Q
DIGITAL INSIGHT CORPORATION
INDEX



PART I FINANCIAL INFORMATION
Number

ITEM 1:  Financial Statements:
            Balance Sheet as of December 31, 1998 and September
               30, 1999.........................................................................    2

            Statement of Income for the three and nine months
               ended September 30, 1998 and 1999................................................    3

            Statement of Cash Flows for the nine months ended
               September 30, 1998 and 1999......................................................    4

            Notes to Financial Statements.......................................................    5

ITEM 2:     Management's Discussion and Analysis of Financial Condition and Results of
               Operations.......................................................................    8

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk..........................    18

PART II OTHER INFORMATION

ITEM 1:     Legal Proceedings...................................................................    18

ITEM 2:     Changes in Securities and Use of Proceeds...........................................    18

ITEM 3:     Defaults Upon Senior Securities.....................................................    18

ITEM 4:     Submission of Matters to a Vote of Security Holders.................................    18

ITEM 5:     Other Information...................................................................    18

ITEM 6:     Exhibits and Reports on Form 8-K....................................................    18

Signatures......................................................................................    19

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          DIGITAL INSIGHT CORPORATION
                                BALANCE SHEETS
                                   Unaudited
                                (in thousands)

                                                                                      December 31,           September 30,
                                                                                         1998                    1999
                                                                                        -------                --------
                                     Assets
Current assets:
     Cash and cash equivalents                                                          $ 4,758                $  6,177
     Accounts receivable, net                                                               356                   1,985
     Tax refund receivable                                                                   73                       -
     Accumulated implementation costs                                                       135                     211
     Other current assets                                                                    80                   1,044
                                                                                        -------                --------
        Total current assets                                                              5,402                   9,417
     Property and equipment, net                                                          2,353                   5,274
     Deposits                                                                               240                     212
     Intangible assets, net                                                                  53                       -
     Other assets                                                                            29                       -
                                                                                        -------                --------
                                                                                        $ 8,077                $ 14,903
                                                                                        =======                ========

                    Liabilities and Stockholders' (Deficit)
Current liabilities:
     Accounts payable                                                                   $   214                $    383
     Accrued compensation and related benefits                                              542                   1,457
     Current portion of lease obligations                                                    71                     367
     Deferred revenue                                                                     1,036                   2,024
     Other accruals                                                                         472                   1,080
                                                                                        -------                --------
        Total current liabilities                                                         2,335                   5,311
Long-term portion of lease obligations                                                       82                     478
                                                                                        -------                --------
                                                                                          2,417                   5,789
Commitments and contingencies
Mandatorily redeemable convertible preferred stock:
     $.001 par value; 3,973,641 and 4,846,496 shares authorized;
        3,951,419 and 4,775,455 shares issued and outstanding                            12,444                  20,847
Stockholder's (deficit):
     Common stock; $.001 par value, 16,250,000 shares authorized;
        5,621,156 and 5,960,732 shares issued and outstanding                                 6                       6
     Additional paid-in-capital                                                           3,977                   6,094
     Notes receivable from stockholders                                                    (201)                   (212)
     Deferred stock-based compensation                                                   (2,732)                 (3,608)
     Accumulated deficit                                                                 (7,834)                (14,013)
                                                                                        -------                --------
        Total stockholders' (deficit)                                                    (6,784)                (11,733)
                                                                                        -------                --------
                                                                                        $ 8,077                $ 14,903
                                                                                        =======                ========

                See accompanying notes to financial statements

                          DIGITAL INSIGHT CORPORATION
                            STATEMENT OF OPERATIONS
                                   Unaudited
                (in thousands, except share and per share data)

                                                                 Three Months Ended                  Nine Months Ended
                                                                    September 30,                       September 30,
                                                               ----------------------              ----------------------
Revenues:                                                        1998           1999                1998            1999
  Implementation fees                                          $   543        $ 1,286              $ 1,803        $ 2,952
  Service fees                                                   1,641          3,417                3,878          8,844
                                                               ----------------------              ----------------------
     Total revenues                                              2,184          4,703                5,681         11,796
                                                               ----------------------              ----------------------
Cost of revenues:
  Implementation                                                   420            840                1,115          2,081
  Service                                                        1,019          1,906                2,374          5,408
                                                               ----------------------              ----------------------
     Total cost of revenues                                      1,439          2,746                3,489          7,489
                                                               ----------------------              ----------------------
Gross Profit                                                       745          1,957                2,192          4,307
                                                               ----------------------              ----------------------
Operating expenses:
  Sales, general and administrative                              1,114          2,889                2,888          6,498
  Research and development                                         662          1,268                1,840          3,061
  Amortization of stock-based compensation                         147            329                  395            892
                                                               ----------------------              ----------------------
     Total operating expenses                                    1,923          4,486                5,123         10,451
                                                               ----------------------              ----------------------
Loss from operations                                            (1,178)        (2,529)              (2,931)        (6,144)
Interest income                                                     73             83                  195            183
Other income (expense), net                                         (5)           (33)                 (17)           (72)
                                                               ----------------------              ----------------------
Net loss                                                       $(1,110)       $(2,479)             $(2,753)       $(6,033)
                                                               ======================              ======================
  Basic and diluted net loss per share                         $ (0.21)       $ (0.44)             $ (0.54)       $ (1.10)
                                                               ======================              ======================
  Shares used to compute basic and diluted net loss
     per share                                                   5,177          5,638                5,072          5,490
                                                               ======================              ======================
  Proforma basic and diluted net loss per share
     (unaudited)                                               $ (0.11)       $ (0.21)             $ (0.29)       $ (0.52)
                                                               ======================              ======================
  Shares used to compute pro forma basic and
     diluted net loss per share (unaudited)                      9,109         10,414                8,251          9,817
                                                               ======================              ======================

                See accompanying notes to financial statements

                            DIGITAL INSIGHT CORPORATION
                             STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (In thousands)

                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                                -----------------------------
                                                                                                  1998                  1999
    Cash flows from operating activities:
     Net loss                                                                                   $(2,753)              $(6,033)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                  398                   831
     Amortization of debt issuance cost                                                              14                    46
     Amortization of deferred stock-based compensation                                              395                   892
     Interest income on stockholder notes                                                           (11)                  (11)
     Changes in operating assets and liabilities:
       Accounts receivable                                                                          166                (1,629)
       Tax refund receivable                                                                         (6)                   73
       Accumulated implementation costs                                                             (20)                  (76)
       Other assets                                                                                 (54)                 (781)
       Deposits                                                                                      (9)                   28
       Accounts payable                                                                             (96)                  169
       Accrued compensation and related benefits                                                     65                   915
       Deferred revenue                                                                             227                   988
       Other accruals                                                                                38                   608
                                                                                                -----------------------------
     Net cash used in operating activities                                                       (1,646)               (3,980)

    Cash flows used in investing activities:
     Acquisition of property and equipment                                                       (1,682)               (2,860)
                                                                                                -----------------------------
     Net cash used in investing activities                                                       (1,682)               (2,860)
    Cash flows provided by financing activities:
     Principal payments on lease obligations                                                        (95)                 (200)
     Proceeds from exercise of stock options                                                          1                   202
     Proceeds from issuance of Series A preferred stock                                              64
     Proceeds from issuance of Series B preferred stock                                           8,000                     -
     Proceeds from issuance of Series C preferred stock                                               -                 8,403
     Repurchase of Series A preferred stock                                                           -                  (146)
                                                                                                -----------------------------
     Net cash provided by financing activities                                                    7,970                 8,259
                                                                                                -----------------------------
    Net increase in cash                                                                          4,642                 1,419
                                                                                                -----------------------------
    Cash and Cash Equivalents, beginning of period                                                  886                 4,758
                                                                                                -----------------------------
    Cash and Cash Equivalents, end of period                                                    $ 5,528               $ 6,177
                                                                                                =============================
    Supplementary disclosures of cash flow information:
     Cash paid during the period for interest                                                   $     5               $    52
    Non-cash financing activities:
     Capital lease obligations incurred                                                             133                   892
     Series A warrants issued in conjunction with capital lease                                      64                     -
     Series B warrants issued in conjunction with capital lease                                       -                   147

                See accompanying notes to financial statements

DIGITAL INSIGHT CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1.   The Company and Summary Significant Accounting Policies

The Company

Digital Insight Corporation (the "Company"), incorporated in March 1997, provides real time Internet banking services to credit unions, small to mid-sized banks and savings and loans. Its Internet banking services include home banking for individual customers, business banking for commercial customers, a target marketing program to increase financial services to end users, and customized web site design and implementation services. Substantially all of the Company's revenues are derived from these services.

The Company originally operated as Digital Insight LLC, a Minnesota limited liability company, which was formed in July 1995. On March 18, 1997, all members of Digital Insight LLC, converted their members' capital balances to shares of Series A mandatorily redeemable convertible preferred and common stock of Digital Insight Corporation, a Delaware corporation, in accordance with the Member Control Agreement.

Revenue recognition

Recurring fees are recognized as services are provided, and relate to the number of end-users or end-user transactions and for hosting and maintaining web sites. One-time implementation fees consist of salaries for implementation personnel and fees for third parties, including bill payment and data processing vendors. These fees are recognized upon completion of implementation and customer approval. Implementation generally occurs over a two to four month period. Costs and related revenues are deferred on the balance sheet until that time. Accumulated implementation costs consist primarily of salaries for implementation personnel in advance of related billings. Losses on implementation, if any, are recognized in the period when such losses are identified.

     Net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share," and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Shares of common stock issued in connection with the conversion of members' capital have been considered outstanding for all periods presented. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of Series A and B mandatorily redeemable convertible preferred stock.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common shares issued in each of the periods presented for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No such shares have been issued.

The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated (in thousands, except share and per share data):

                                                                            Year Ended                Nine Months
                                                                         December 31, 1998         September 30, 1999
                                                                         -----------------         ------------------
Net Loss                                                                 $          (4,356)        $           (6,033)
                                                                         =================         ==================
     Weighted Average Shares                                                     5,348,183                  5,815,846
     Weighted Average Unvested Common Shares Subject to Repurchase                (239,739)                  (325,723)
                                                                         -----------------         ------------------
Denominator for Basic and Diluted Calculation                                    5,108,444                  5,490,123
                                                                         =================         ==================
Net Loss Per Share:
     Basic and Diluted                                                   $           (0.85)        $            (1.10)
                                                                         =================         ==================

The following table sets forth common stock equivalents that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated:

                                                                            Year Ended                Nine Months
                                                                         December 31, 1998         September 30, 1999
                                                                         -----------------         ------------------
Weighted average effect of common stock equivalents:
     Series A mandatorily redeemable convertible preferred stock                 1,645,944                  1,625,944
     Series B mandatorily redeemable convertible preferred stock                 1,958,075                  2,305,475
     Series C mandatorily redeemable convertible preferred stock                         -                    395,738
     Warrants                                                                       21,065                     44,813
     Unvested common shares subject to repurchase                                  239,739                    325,723
     Employee stock options                                                      1,086,292                  1,233,380
                                                                         -----------------         ------------------
                                                                                 4,951,115                  5,931,073
                                                                         =================        ===================

Pro forma net loss per share (unaudited)

Pro forma net loss per share for the nine months ended December 31, 1998 and the nine months ended September 30, 1999 is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's mandatorily redeemable convertible Series A, Series B, and Series C preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred on January 1, 1998, or at date of original issuance, if later. The resulting pro forma adjustment includes an increase in the weighted average shares used to compute basic net loss per share of 3,179,818 and 4,327,158 for the nine months ended December 31, 1998 and the nine months ended September 30, 1999, respectively. Pro forma diluted net loss per share is computed using the pro forma weighted average number of common and common equivalent shares outstanding. Pro forma common equivalent shares, composed of common stock subject to repurchase and incremental common shares issuable upon the exercise of stock options and warrants, are excluded from diluted net loss per share as they are antidilutive.

Pro forma stockholder's equity (unaudited)

Effective upon the closing of the Company's initial public offering in October 1999, the outstanding shares of mandatorily redeemable convertible preferred stock automatically converted into 4,775,455 shares of common stock. See Note 5 Subsequent Events (unaudited).

New accounting standards

In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which was adopted effective January 1, 1998, did not have a significant impact on the financial statements.

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in one business segment: developing, marketing, implementing and supporting Internet banking solutions for community financial institutions throughout the United States. The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the years ended December 31, 1996, 1997 and 1998, the Company operated in a single business segment providing Internet banking services to credit unions, small to mid-sized banks and savings and loans, primarily in the United States.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company will adopt the provisions of SOP 98-1 in its fiscal year ending December 31, 1999, and does not expect such adoption to have a material effect on the Company's financial statements.

2.    Related Party Transactions

On September 30, 1999, we entered into a software license and customization agreement with HNC Software Inc. A member of our board of directors is the CEO and a director of HNC Software, Inc. The agreement was ratified by the independent and disinterested members of the board. The Company believes that the terms of the agreement were no less favorable than could have been obtained from unrelated parties.

3.    Common Stock Warrants

In March 1997, the Company issued warrants to purchase 763,450 shares of Series B preferred stock at an exercise price of $3.93 per share in conjunction with the issuance of 1,111,100 shares of Series A preferred stock. The warrants expired without being exercised on January 31, 1998.

On January 31, 1998, the Company issued a warrant to purchase 22,222 shares of Series A preferred stock, at $2.70 per share, to a leasing company in connection with the Company obtaining certain leases which were accounted for as capitalized leases. The warrant issued is exercisable for a period of (i) four years or (ii) two years from the effective date of the Company's initial public offering, whichever is shorter. The value of the warrant using the Black-Scholes option pricing model totaled $64,000. This value was recorded as capital lease issue costs and is being amortized as additional interest costs over the three year life of the capitalized leases. Accordingly, the Company has recorded additional interest expense of $15,000 and $15,000 (unaudited) for the nine months ended December 31, 1998 and September 30, 1999, respectively. The Company has reserved 22,222 shares of Series A preferred stock for the exercise of this warrant. In conjunction with the Company's initial public offering, the warrants became rights to purchase 22,222 shares of common stock.

On February 1, 1999, the Company issued a warrant to purchase 28,819 shares of Series B preferred stock, at $3.47 per share, to a financial institution in connection with the Company obtaining certain leases which were accounted for as capitalized leases. A portion of these warrants, 5,764, is dependent upon the Company utilizing over $2.0 million of the facility. The warrant issued is exercisable over a period of seven years. The value of the warrant using the Black-Scholes option pricing model totaled $147,000. This value was recorded as capital lease issue costs and is being amortized as additional interest costs over the three year life of the capitalized leases. Accordingly, the Company has recorded additional interest expense of $28,000 for the nine months ended September 30, 1999. The Company has reserved 28,819 shares of Series B preferred stock for the exercise of this warrant. In conjunction with the Company's initial public offering, the warrants became rights to purchase 28,819 shares of common stock.

4.    Segment Information:

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in one business segment: developing, marketing, implementing and supporting Internet banking solutions for community financial institutions throughout the United States. The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the years ended December 31, 1996, 1997 and 1998, the Company operated in a single business segment providing Internet banking services to credit unions, small to mid-sized banks and savings and loans, primarily in the United States.

5.    Subsequent Events (unaudited)

On October 6, 1999 the Company completed its initial public offering by issuing 4,025,000 shares of common stock (including the exercise of the underwriter's over-allotment option) and realized proceeds, net of underwriter's discounts, commissions and issuance costs, of $54.7 million. In conjunction with the initial public offering, the Company's mandatorily redeemable convertible preferred stock converted to common stock and all warrants to purchase preferred stock became warrants to purchase common stock. Simultaneous with the closing of the offering, the Company amended its corporate bylaws and certificate of incorporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends," "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in the Company's Prospectus dated September 30, 1999.


Overview

Digital Insight is the leading provider of Internet banking solutions for community financial institutions, with approxiamately 400 financial institution customers. We offer these community financial institutions an outsourced service, branded in their name, which includes home banking for their individual customers, business banking for their commercial customers, a target marketing program to enable them to sell additional financial services, and customized web site design and implementation services. Since inception, substantially all of our revenues have been derived from our Internet home banking services, associated features and website development. As of September 30, 1999, we had an accumulated deficit of approximately $14.0 million.

Comparisons of Quarter Ended September 30, 1998 and 1999

Revenues. Our revenues consist primarily of recurring monthly service fees and, to a lesser extent, one-time implementation fees. Our recurring revenues consist of service fees paid to us by our financial institution customers based on the number of end users or end user transactions, and fees for hosting and
maintaining their web sites and other monthly services.   Revenues increased
from $2.2 million for the quarter ended September 30, 1998 to $4.7 million for the quarter ended September 30, 1999. This increase was primarily due to the growth in service fees from $1.6 to $3.4 million. The number of active home banking end users increased over the same period from over 210,000 to approximately 537,000 and implementation fees increased from $.6 million to $1.3 million.

Gross Profit. Cost of revenues consists of implementation and service costs. Implementation costs are comprised primarily of salaries for implementation personnel and fees paid to third parties, including bill payment and data processing vendors. Service costs consist primarily of salaries and related personnel expenses, network costs, expenses related to the operation of our data center and fees paid to third parties, including bill payment vendors, data processing vendors and communication services providers. Gross profit increased from $.7 million for the quarter ended September 30, 1998 to $2.0 million for the quarter ended September 30, 1999. Gross margin improved from 34% to 42% primarily due to leverage of our implementation costs as a result of higher implementation fees generated during the quarter and service fees margin improved due to continued end user growth without a corresponding increase in costs. Implementation gross margin improved from 23% to 35% and service gross margin improved from 38% to 44%. Implementation gross margin may vary from period to period based upon fluctuations in our implementation revenues and increases in our implementation infrastructure. However, such fluctuations should not have a significant impact on overall gross margin.

Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources and administrative personnel and other general corporate expenses. In addition, these expenses include marketing expenses such as trade shows and promotional costs. Sales, general and administrative expenses increased from $1.1 million for the quarter ended September 30, 1998 to $2.9 million for the quarter ended September 30, 1999. This increase was primarily due to an increase in sales commissions associated with higher revenues and higher personnel expenses for sales and marketing staff, and to a lesser extent due to our national user conference, corporate branding effort, other promotional expenses and expenses for additional marketing support programs. This increase was also due to increased staffing for finance and accounting, new senior management positions and growth in recruiting and human resources expenses. As a result of the above, sales, general and administrative expenses as a percentage of revenues increased from 51% to 61% for each of the quarters ended September 30, 1998 and 1999.

Research and Development. Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of both our products and our data processing vendor interface software. We expense all research and development costs as incurred. Research and development expenses increased from $.7 million for the quarter ended September 30, 1998 to $1.3 million for the quarter ended September 30, 1999. This increase was primarily due to higher personnel expenses related to more full-time software engineering staff required for the functional enhancement of existing products and to a lesser extent due to the development of new products. Research and development expenses as a percentage of revenues decreased from 30% for the quarter ended September 30, 1998 to 27% for the quarter ended September 30, 1999, primarily as a result of an increase in revenues.

Interest Income. Interest income increased from $73,000 for the quarter ended September 30, 1998 to $83,000 for the quarter ended September 30, 1999. This increase was primarily due to slightly higher average cash balances in the quarter ended September 30, 1999.

Amortization of Stock-based Compensation. Amortization of stock-based compensation increased from $147,000 for the quarter ended September 30, 1998 to $329,000 for the quarter ended September 30, 1999. This increase was primarily due to the hiring of new employees and related stock option grants, as well as an increase in the difference between the grant price and the deemed fair value of our common stock.

Our quarterly and annual results of operations have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are beyond our control. Because of these and other factors, our quarterly revenues, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indicators of future performance. We may not be able to increase our revenues in future periods or sustain our existing level of revenues or our rate of revenue growth on a quarterly or annual basis. In addition, our annual or quarterly results of operations may not meet the expectations of securities analysts or investors. If this happens, the price of our stock would likely decrease. See "Risk Factors--We Have a Limited Operating History and Are Subject to Risks Encountered by Early-Stage Companies," "--We Have a History of Losses, Expect Future Losses and Cannot Assure You that We Will Achieve Profitability" and "-- The Expected Fluctuations of Our Operating Results Could Cause Our Stock Price to Fluctuate."


Comparison of Nine Months Ended September 30, 1998 and September 30, 1999

Revenues. Our revenues consist primarily of recurring monthly service fees and, to a lesser extent, one-time implementation fees. Our recurring revenues consist of service fees paid to us by our financial institution customers based on the number of end users or end user transactions, and fees for hosting and maintaining their web sites and other monthly services. Revenues increased from $5.7 million for the nine months ended September 30, 1998 to $11.8 million for the nine months ended September 30, 1999. This increase was primarily due to the growth in service fees from $3.9 to $8.8 million. The number of active home banking end users increased over the same period from 210,000 to approximately 537,000 and implementation fees increased from $1.8 million to $3.0 million.

Gross Profit. Cost of revenues consists of implementation and service costs. Implementation costs are comprised primarily of salaries for implementation personnel and fees paid to third parties, including bill payment and data processing vendors. Service costs consist primarily of salaries and related personnel expenses, network costs, expenses related to the operation of our data center and fees paid to third parties, including bill payment vendors, data processing vendors and communication services providers. Gross profit increased from $2.2 million for the nine months ended September 30, 1998 to $4.3 million for the nine months ended September 30, 1999. Gross margin declined from 39% to 37% primarily due to the costs associated with commencing installation of a redundant data center, and to a lesser extent due to increased service and customer support levels, consulting expenses and investment in networking services infrastructure. Implementation gross margin declined from 38% to 30% and service gross margin remained flat at 39%. Implementation gross margin may vary from period to period based upon fluctuations in our implementation revenues and increases in our implementation infrastructure. However, such fluctuations should not have a significant impact on overall gross margin.

Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources and administrative personnel and other general corporate expenses. In addition, these expenses include marketing expenses such as trade shows and promotional costs. Sales, general and administrative expenses increased from $2.9 million for the nine months ended September 30, 1998 to $6.5 million for the nine months ended September 30, 1999. This increase was primarily due to an increase in sales commissions associated with higher revenues and higher personnel expenses for sales and marketing staff, and to a lesser extent due to trade show and other promotional expenses, and expenses for additional marketing support programs. This increase was also due to increased staffing for finance and accounting, new senior management positions and growth in recruiting and human resources expenses. Sales, general and administrative expenses as a percentage of revenues increased from 51% to 55% for each of the nine months ended September 30, 1998 and 1999.

Research and Development. Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of both our products and our data processing vendor interface software. We expense all research and development costs as incurred. Research and development expenses increased from $1.8 million for the quarter ended September 30, 1998 to $3.1 million for the nine months ended September 30, 1999. This increase was primarily due to higher personnel expenses related to more full-time software engineering staff required for the functional enhancement of existing products and to a lesser extent due to the development of new products. Research and development expenses as a percentage of revenues decreased from 32% for the nine months ended September 30, 1998 to 26% for the nine months ended September 30, 1999, primarily as a result of an increase in revenues.

Interest Income. Interest income decreased from $195,000 for the nine months ended September 30, 1998 to $183,000 for the nine months ended September 30, 1999. This decrease was primarily due to higher average cash balances in the nine months ended September 30, 1998 as a result of our Series B preferred stock financing.

Amortization of Stock-based Compensation. Amortization of stock-based compensation increased from $395,000 for the nine months ended September 30, 1998 to $892,000 for the nine months ended September 30, 1999. This increase was primarily due to the hiring of new employees and related stock option grants, as well as an increase in the difference between the grant price and the deemed fair value of our common stock.

Provision for Income Taxes

We incurred operating losses from inception through September 30, 1999, and therefore have not recorded any significant provision for income taxes. We have recorded a valuation allowance for the full amount of our net operating loss carry-forwards, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private placement of equity securities, raising approximately $20.8 million, including $8.4 million raised in May 1999. On October 6, 1999 the Company completed its initial public offering by issuing 4,025,000 shares of common stock (including the exercise of the underwriter's over-allotment option) and realized proceeds, net of underwriter's discounts, commissions and issuance costs, of $54.7 million. In conjunction with the initial public offering, the Company's mandatorily redeemable convertible preferred stock converted to common stock and all warrants to purchase preferred stock became warrants to purchase common stock.


At September 30, 1999, we had cash and cash equivalents of $6.2 million. We have a $2.0 million equipment leasing line of credit with a bank, under which $.7 million was outstanding at September 30, 1999. At September 30, 1999, we also had an additional $.1 million in equipment financing outstanding with an equipment leasing company.

Cash used in operating activities increased from $1.6 million for the nine months ended September 30, 1998 to $4.0 million for the nine months ended September 30, 1999. The increases in cash used in operating activities were primarily due to increases in net loss.

Cash used in investing activities increased from $1.6 million for the nine months ended September 30, 1998 to $2.9 million for the nine months ended September 30, 1999. The increases in cash used in investing activities were primarily due to infrastructure expansion to meet end user growth and expenditures for computers and other equipment for our second data center.

We have no material commitments other than obligations under our credit facilities and operating and capital leases, including a sublease we entered into in August 1999 to occupy additional space in our principal facility in Calabasas, California beginning on December 1, 1999. Commitments under our new facility sublease are $528,000 for the next three years. Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing efforts. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related data center equipment, and personnel.

We believe that our cash and cash equivalents balances and funds available under our existing lines of credit, together with the proceeds of the initial public offering, will be sufficient to satisfy our cash requirements for at least the next 18 months. We intend to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment grade securities.

Impact of Year 2000

Many computers, software and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000" problem.

General Readiness Assessment. The Year 2000 problem affects the computers, software, other equipment that we use, operate or maintain for our operations, and services provided by third-party vendors. As a result, we have formalized our Year 2000 compliance plan, which is being implemented by a team of employees led by our internal information technology staff. This staff is responsible for monitoring the assessment, including potential effects and costs, of our Year 2000 projects and remediation of any Year 2000 problems. To date, we have obtained Year 2000 readiness verification from the majority of third-party service and product providers associated with our critical development and operations processes.

Assessment of Digital Insight's Software and Products. Beginning in 1998, we began assessing the ability of our software and products to operate properly as a result of the Year 2000 problem. We believe that our current products are Year 2000 compliant. Additionally, as we design and develop new products, we subject them to testing for Year 2000 compliance and the ability to distinguish between various date formats. We will continue to test our software and products for stand-alone Year 2000 compliance as well as compliance when used with other standard operating systems or computer platforms. At present, we have conducted Year 2000 interface testing with our data processing vendor partners.

Assessment of Internal Infrastructure. We have identified the majority of information technology systems, software and other equipment that are necessary to our internal operations. Other equipment includes office and facilities equipment, such as fax machines, telephone switches, security systems and other common devices which may be affected by the Year 2000 problem. We have evaluated this equipment to determine which items must be modified, upgraded, or replaced to minimize the possibility of material disruption to our business. Remediation is substantially complete. We expect the remaining remediation and deployment activities to be completed by September 30, 1999.

Costs of Remedy Necessary. To date, our costs to address Year 2000 compliance have been approximately $95,000 and are included in operating expenses. We anticipate the additional costs to address Year 2000 compliance will be approximately $145,000 most of which we expect to incur in 1999. Significant uncertainty exists concerning the potential costs and effects associated with Year 2000 compliance. The actual remediation costs may be substantially higher than our current estimate.

Based on the activities described above, we do not believe that the Year 2000 problem will have a material adverse effect on our business or operating results. In addition, we have not deferred any material information technology projects or equipment purchases as a result of our Year 2000 problem activities.

Suppliers. As part of our Year 2000 compliance plan, we have contacted our third-party vendors of products and services integrated into our products to identify and, to the extent possible, resolve issues relating to the Year 2000 problem. However, we have limited or no control over the actions of these third-party vendors. Thus, while we expect that we will be able to resolve any significant Year 2000 problems with these third parties, there can be no assurance that these vendors will resolve any or all Year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to timely resolve Year 2000 problems with their systems could have a material adverse effect on our business, financial condition and results of operations.

Most Likely Consequences of Year 2000 Problems. We expect to identify and resolve all Year 2000 issues that could materially adversely affect our business operations. However, we believe that it is not possible to determine with complete certainty that all Year 2000 problems affecting us have been identified or corrected. The number of devices and systems that could be affected and the interactions among these devices and systems are too numerous to address. In addition, no one can accurately predict which Year 2000-related failures will occur or the severity, timing, duration, or financial consequences of these potential failures. As a result, we believe that the following consequences are possible:

    . operational inconveniences and inefficiencies for us and our customers that will divert management's time and attention and financial and human resources from ordinary business activities; and

    . business disputes alleging that we failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

Contingency Plans. We have developed a contingency plan to be implemented if our efforts to identify and correct Year 2000 problems affecting our internal systems are not effective. The plan identifies a hierarchy of critical functions, recovery strategies to return functions to operational status and defines the core team for managing this recovery process. Specific action items include:

     .  accelerated replacement of affected equipment or software;

     . short to medium-term use of backup equipment and software or other redundant systems;

     . increased work hours for our personnel or the hiring of additional information technology staff; and

     . the use of contract personnel to correct, on an accelerated basis, any Year 2000 problems that arise or to provide interim alternate solutions for information system deficiencies.

We plan to continue to modify our plan to address new systems and new products as they are introduced to, or implemented by, the Company.

Our failure to implement any of these action items could have a material adverse effect on our business, financial condition and results of operations.
Moreover, although we have a contingency plan to address Year 2000 problems affecting our internal systems, we are unable to make any contingency plans if a significant number of the computers constituting the Internet fail to process dates properly for the year 2000 and there is a system-wide slowdown or breakdown. Our business is dependent on the continued successful operation of the Internet. Any interruption or significant degradation of Internet operations due to Year 2000 problems could harm the Company's business.

Worst Case Scenario. The worst case scenario for Year 2000 problems for us would be to cease normal operations while we attempted to respond to Year 2000 problems in our internal systems. Although we do not believe that our business would come to a standstill in the worst case scenario, we could experience severe operational disruptions and inefficiencies resulting in delays in delivering our products and services and a corresponding decrease in revenues.

Disclaimer. The discussion of our efforts and expectations relating to Year 2000 compliance are forward-looking statements. Our ability to achieve Year 2000 compliance, and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of contract personnel and external resources, third-party suppliers' ability to modify proprietary software, and unanticipated problems not identified in the ongoing compliance review.


Risk Factors That May Effect Our Financial Condition and Results of Operations

We Have a Limited Operating History and Are Subject to the Risks Encountered by Early-Stage Companies

We began operations in July 1995. Accordingly, we have a limited operating history, and our business and prospects must be considered in light of the risks and uncertainties to which early-stage companies in rapidly evolving markets such as Internet banking are particularly exposed. These risks include:

     . risks that fluctuations in our operating results will be significant relative to our revenues;

     . risks that community financial institutions may not widely adopt Internet banking in general or our solution;

     . risks that the Internet and the systems and networks of third parties may not operate efficiently; and

     . risks that competition and rapid technological change in our industry could adversely affect market acceptance of all our products and services.

We cannot assure you that our business strategy will be successful or that we will successfully address these risks and the risks detailed below.

We Have a History of Losses, Expect Future Losses and Cannot Assure You that We Will Achieve Profitability

Although our revenues have increased in every quarter since 1996, we have not achieved profitability and cannot be certain that we will realize sufficient revenue to achieve profitability. We have incurred net losses of $712,000 in the year ended December 31, 1996, $2.5 million in the year ended December 31, 1997 and $4.4 million in the year ended December 31, 1998. As of

September 30, 1999, we had an accumulated deficit of $14.0 million. We plan to increase our operating expenses to expand our sales and marketing operations, broaden our customer support capabilities and continue to build our operational infrastructure. If growth in our revenues does not outpace the increase in these expenses, we may not achieve or sustain profitability. We expect that we will continue to lose money at least through 2001.

The Expected Fluctuations of Our Operating Results Could Cause Our Stock Price to Fluctuate

We expect that our operating results may fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We base our operating expenses on anticipated revenue growth and our operating expenses are relatively fixed in the short term. The implementation and utilization of our products involves a commitment of resources and recurring expense by us and our customers. Among other things, we generally provide a significant level of education to prospective customers regarding the use and benefits of our products. We may expend substantial funds and management resources during the sales cycle and fail to make the sale. Accordingly, our results of operations for a particular period may be adversely affected if the sales forecasted for that period are delayed or do not occur. As a result, if our revenues are lower than we expect in some future period, our operating results may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock would likely decrease.

Our operating results may fluctuate in the future due to a variety of factors, including:

    . the overall level of demand for Internet banking services by consumers and businesses and the demand for our products, product enhancements and services in particular;

    . spending patterns and budgetary resources of community financial institutions and their end user customers;

    . technical difficulties, system downtime, system failures or reductions in service levels;

    .  the timing of upgrades to our computer hardware infrastructure;

    .  increases in operating costs beyond anticipated levels;

    . the timing of customer product implementations or our failure to timely complete scheduled product implementations;

    . delays in purchasing decisions or product implementations or decreases in demand for Internet banking by financial institutions due to Year 2000 concerns; and

    .  governmental actions affecting Internet operations or content.

We Currently Rely on One Data Center to Provide All of Our Internet Banking Products and Services; Any Failure in this Data Center Could Cause Us to Lose Customers

In the event of a failure or interruption in our systems, our reputation could be materially adversely harmed and we could lose many of our current and potential customers. All of our communications and network equipment is currently located at our corporate headquarters in Calabasas, California. We have contracted to establish a second functional backup Internet banking data center in Herndon, Virginia, which is scheduled to be put into operation during the fourth quarter of 1999 with functionality added throughout the next year. We cannot assure that this data center will become operational as scheduled or that, when operational, this data center will perform as expected. We do not currently have backup facilities to provide Internet services if this facility is not functioning. A natural disaster, such as a fire, an earthquake or a flood, at our facility could result in failures or interruptions in providing our Internet banking products and services to our customers. In addition, our systems are vulnerable to computer viruses, physical or electronic break-ins, power loss, telecommunications failure and similar events. For example, in April 1999, a failure of a critical router in our Internet banking data center caused an outage of approximately six hours while the problem was corrected. We have also contracted to provide a certain level of service to our customers and a failure or interruption of our system has in the past caused and in the future could cause us to refund fees to some of our customers to compensate for decreased levels of service. Even with the second data center, we could experience a failure or interruption in our systems, which could lead to delays, loss of data or the inability to provide our services to our customers.

We Are Dependent on the Widespread Adoption of Internet Banking by Community Financial Institutions, Which Have Historically Been Slow to Adopt Internet Banking

We expect that we will continue to depend on Internet banking products and services for substantially all of our revenues in the foreseeable future. However, the market for Internet banking has only recently begun to develop. Internet banking has developed slowly to date within financial institutions, and purchasing decisions for Internet banking products are often delayed due to uncertainties relating to cost, return on investment and customer acceptance. In particular, community financial institutions have been slower to adopt Internet banking than larger banks. We cannot predict the size of the market for Internet banking among community financial institutions, the rate at which that market will grow, or whether there will be widespread end user acceptance of Internet banking products and services such as ours.

We also depend on our financial institution customers to market and promote our products to their end user customers. Neither we nor our financial institution customers may be successful in marketing our current or future Internet banking products and services. Moreover, financial institutions generally agree to use our products and services pursuant to contracts with durations that range from one to five years. Upon expiration, these contracts may be discontinued. Unless our Internet banking products and services are successfully deployed and marketed by a large number of community financial institutions and achieve widespread market acceptance by their end user customers for a significant period of time, we will not be able to achieve our business objectives and increase our revenues.

We Depend on the Efficient Operation of the Internet, Other Networks and Systems of Third Parties; If They Do Not Operate Efficiently, We Will Not Be Able to Effectively Provide Our Products and Services

We depend on the efficient operation of network connections from our customer financial institutions and their data processing vendors to our systems. Further, portions of our revenue are dependent on continued usage by end users of Internet banking services and their connections to the Internet. Each of these connections, in turn, depends on the efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or have experienced outages. In addition, the majority of our services depend on real time connections to the systems of financial institutions and data processing vendors. Any operational problems or outages in these systems would cause us to be unable to provide a real time connection to these systems and we would be unable to process transactions for end users, resulting in decreased revenues. In addition, any system delays, failures or loss of data, whatever the cause, could reduce customer satisfaction with our products and services and harm our sales.

We Depend on Cooperation from Data Processing Vendors for Financial Institutions, Some of Whom Have Resisted Efforts in the Past to Allow the Integration of Our Products and Services with Their Systems

Our products involve integration with products and systems developed by data processing vendors that serve financial institutions. If any of our products fail to be supported by our customers' data processing vendors, it would be necessary to redesign our products to suit these customers. We cannot assure that any redesign could be accomplished in a cost-effective or timely manner. We rely on these vendors to jointly develop technology with us and to disclose source code specifications to enable our products to integrate effectively with their products and systems. In the past, some vendors have resisted integrating our products or have caused delays or other disruptions in the implementation process. Several of these data processing vendors offer or are planning to offer Internet banking products and services that are directly competitive with our products and services and have resisted efforts to allow us to integrate our products and services with their systems in the past. In addition, our customers' data processing vendors may develop new products and systems that are incompatible with our products. Our failure to integrate our products effectively with our customers' data processing vendors could result in higher implementation costs or the loss of potential customers.

Competition From Third Parties Could Reduce or Eliminate Demand for Our Products and Services

The market for Internet banking services is highly competitive, and we expect that competition will intensify in the future. We may not be able to compete successfully against our current or future competitors and, accordingly, we cannot be certain that we will be able to expand the number of our customers and end users, or retain our current customers or third-party service providers. We face competition from four main areas: other companies with Internet banking products aimed at community financial institutions, vendors who primarily target the largest financial institutions, vendors of data processing services to financial institutions, and smaller, local online service outsourcing companies. Many of our current and potential competitors have longer operating histories and may be in a better position to produce and market their services due to their greater financial, technical, marketing and other resources, as well as their significantly greater name recognition and larger installed bases of customers. In addition, many of our competitors have well-established relationships with our current and potential community financial institution customers and have extensive knowledge of our industry.

Security Breaches Could Damage Our Reputation and Business

Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. We transmit confidential financial information in providing our services. Users of Internet banking and other electronic commerce services are concerned about the security of transmissions over public networks. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace to be secure. A material security breach affecting us could damage our reputation, deter financial institutions from purchasing our products, deter their customers from using our products, or result in liability to us. Further, any material security breach affecting our competitors could affect the marketplace's perception of Internet banking in general and have the same effects.

Concerns over security and the privacy of users may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. Any well-publicized compromise of security could deter people from using the Internet or using it to conduct transactions that involve transmitting confidential information. We may need to expend significant capital or other resources protecting against the threat of security breaches or alleviating problems caused by breaches. Although we intend to continue to implement state of the art security measures, persons may be able to circumvent the measures that we implement in the future. Eliminating computer viruses and alleviating other security problems may result in interruptions, delays or cessation of service to users accessing web sites that deliver our services, any of which could harm our business.

Our Failure to Respond to Rapid Change in the Market for Internet Banking Could Cause Us to Lose Revenue and Harm Our Business

The market for Internet banking services is new and unproven and is subject to rapid change. Our success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing financial institution and end user requirements and incorporate technological advancements. If we are unable to develop new products and enhanced functionalities or technologies to adapt to these changes or if we cannot offset a decline in revenues of existing products by sales of new products, our business would suffer. In addition, our product development process involves a number of risks. Developing technologically advanced products is a complex and uncertain process requiring innovation as well as the accurate anticipation of technology and market trends. We budget our research and development expenditures based on planned product introductions and enhancements. If we fail to timely and cost-effectively develop new products that respond to new technologies and the needs of the Internet banking services market, we will lose revenue and our business will suffer.

Newly Introduced Products May Contain Undetected or Unresolved Defects

Any new or enhanced products we introduce may contain undetected or unresolved software or hardware defects when they are first introduced or as new versions are released. In the past, we have discovered errors in our products and it is possible that design defects will occur in new products. These defects could result in a loss of sales and additional costs as well as damage to our reputation and the loss of relationships with our customers.

The Demand For Our Products and Services Could Be Negatively Affected by Reduced Growth of Commerce over the Internet or Delays in the Development of the Internet Infrastructure

Our future success depends heavily on the Internet being accepted and widely used for commerce. If Internet commerce does not continue to grow or grows more slowly than expected, our business would suffer. There are a number of reasons that consumers and businesses may reject the Internet as a viable commercial medium in general, or as a suitable vehicle for banking transactions in particular. These reasons include potentially inadequate network infrastructure, security concerns, slow development of enabling technologies, reliability and quality problems, and issues relating to ease and cost of access. In particular, the Internet infrastructure may not be able to support the demands placed on it by increased Internet usage and data transmission capacity requirements. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

We Could Be Subject to Potential Liability Claims Related to Use of Our Products and Services

Financial institutions use our products and services to provide Internet banking services to their customers. Any errors, defects or other performance problems in our products and services could result in financial or other damages to these financial institutions for which we are liable. A product liability claim brought against us, even if not successful, would likely be time consuming, result in costly litigation and could seriously harm our business. Although our contracts typically contain provisions designed to limit our exposure to liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Moreover, we may be liable for transactions executed using Internet services based on our products and services even if the errors, defects or other problems are unrelated to our products and services.

We Are Currently Experiencing a Period of Significant Growth that Is Placing a Strain on Our Resources

We have recently experienced significant growth, including expansion in the number of our employees, and anticipate that additional expansion may be required in order to continue our growth. This growth places a significant demand on our management and operational resources. Our management, personnel, systems, procedures, controls and customer service may be inadequate to support our existing and future operations. We continue to invest heavily in our technological infrastructure and to build and scale our systems in order to meet the demands of our growing customer base.

Our Stock Price May Be Extremely Volatile

The market price of our common stock could fluctuate widely in response to the following particular factors:

    .  actual or anticipated variations in operating results;

    . announcements by us or our competitors of new products, significant contracts, acquisitions, or relationships;

    .  additions or departures of key personnel;

    . future equity or debt offerings or our announcements of these offerings; and

    .  economic well being of community financial institutions.

In addition, in recent years, the stock market in general, and the Nasdaq National Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

Government Regulation of Our Business Could Cause Us to Incur Significant Expenses, and Failure to Comply With Certain Regulations, if Adopted, Could Make Our Business Less Efficient or Impossible

The financial services industry is subject to extensive and complex federal and state regulation. Financial institutions such as commercial banks, savings and loans and credit unions operate under high levels of governmental supervision. Our customers must ensure that our services and related products work within the extensive and evolving regulatory requirements applicable to them. We do not represent that our systems comply with such regulations.

We are not required to be licensed by the federal depository institution regulators or other regulators of financial services. We are subject to examination by the federal depository institution regulators under the Bank Service Company Act and the Examination Parity and Year 2000 Readiness for Financial Institutions Act. These regulators have broad supervisory authority to remedy any shortcomings identified in any such examination.

Federal, state or foreign authorities could adopt laws, rules or regulations relating to the financial services industry that affect our business, such as by requiring us to comply with data, record keeping and processing and other requirements. It is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, content, characteristics, taxation and quality of services and products. Existing regulations may be modified. If enacted or deemed applicable to us, these laws, rules or regulations could be imposed on our activities or our business thereby rendering our business or operations more costly, burdensome, less efficient or impossible, requiring us to modify our current or future products or services.

Failure to Attract and Retain Experienced Personnel and Senior Management Could Harm Our Ability to Grow

We believe that our future success will depend in large part upon our continued ability to identify, hire, retain and motivate highly skilled employees, who are in great demand. In particular, we believe that we must expand our research and development, marketing, sales and customer support capabilities in order to effectively serve the evolving needs of our present and future customers. Competition for these employees is intense and we may not be able to hire additional qualified personnel in a timely manner and on reasonable terms. In addition, our success depends on the continuing contributions of our senior management and technical personnel, all of whom would be difficult to replace. The loss of any one of them could adversely affect our ability to execute our business strategy. None of our employees is bound by an employment agreement. We do not have "key person" life insurance policies covering any of our employees.

Our Limited Ability to Protect Our Proprietary Technology May Adversely Affect Our Ability to Compete, and We May Be Found to Infringe Proprietary Rights of Others, Which Could Harm Our Business.

Our future success and ability to compete depends in part upon our proprietary technology. None of our technology is currently patented. Instead, we rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, limit access to and distribution of our source code, and further limit the disclosure and use of other proprietary information. We cannot assure that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Monitoring unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

We are also subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. Third parties may assert infringement claims in the future with respect to our current or future products. Any assertion, regardless of its merit, could require us to pay damages or settlement amounts and could require us to develop non-infringing technology or pay for a license for the technology that is the subject of the asserted infringement. Any litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of litigation and the resulting distraction of our management resources could adversely affect our results of operations. We also cannot assure that any licenses for technology necessary for our business will be available or that, if available, these licenses can be obtained on commercially reasonable terms.

Consolidation of the Banking and Financial Services Industry Could Cause Our Sales to Fall

Consolidation of the banking and financial services industry could result in a smaller market for our products and services. A variety of factors could result in our customers reassessing their purchase or potential purchase of our products and could result in termination of services by existing customers. After consolidation, banks and other financial institutions may experience a realignment of management responsibilities and a reexamination of strategic and purchasing decisions. We may lose relationships with key constituencies within our customer's organization due to budget cuts, layoffs, or other disruptions following a consolidation. In addition, consolidation may result in a change in the technological infrastructure of the combined entity. Our products and services may not integrate with this new technological infrastructure. In addition, the acquiring institution may have its own in- house system or outsource to competitors. For example, in May 1999, we lost Home Savings of America as a customer following its acquisition by Washington Mutual, which decided to integrate Home Savings' end users into its existing home banking system.

Our Operations May Be Disrupted If We or Our Vendors Experience Systems Failures or Data Corruption from the Year 2000 Issue

Many computers, software and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000" problem. Beginning in 1998, we began assessing the ability of our software and products to operate properly as a result of the Year 2000 problem. We believe that our current products are Year 2000 compliant. However, any undetected Year 2000 problem in our products, or any problem which cannot be solved in a timely and cost-effective manner could substantially damage our customer relationships, disrupt our business, subject us to threatened or actual litigation and result in reduced revenues.

The Year 2000 problem also affects the computers, software, other equipment that we use, operate or maintain internally for our operations, and services provided by third-party vendors. We employ widely available software applications and other products from leading third-party vendors. To date, we have obtained Year 2000 readiness verification from the majority of third- party service and product providers associated with our critical development and operations processes. However, any failure of third-party computer products used by us to be Year 2000 compliant could interrupt and disrupt our business. To fix any of these systems could require us to invest substantially in our operating systems and to hire additional personnel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Impact of Year 2000" for a further description of the issues we face with regard to the Year 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-81547) relating to the Company's initial public offering of its Common Stock, was September 30, 1999. A total of 4,025,000 shares of Company's Common Stock were sold at the closing at a price of $15.00 per share to an underwriting syndicate led by Morgan Stanley Dean Witter. Incorporated, Deutsche Bank Securities Inc., Banc of America Securities LLC and Friedman, Billings, Ramsey & Co., Inc. Public trading commenced on October 1, 1999 and the offering closed on October 6, 1999. The initial public offering resulted in gross proceeds of $60.4 million, $4.2 million of which was applied toward underwriting discount and commissions. Expenses related to the offering totaled approximately $1.5 million. Net proceeds to the Company were $54.7 million.

The Company's Registration Statement relating to its initial public offering was declared effective on September 30, 1999 and trading commenced on October 1, 1999. The closing of the offering, and the receipt of the proceeds after deduction of underwriters' commission, did not occur until October 6, 1999, and, as a result, information relating to offering expenses and proceeds are not disclosed in this quarterly report which relates to the quarter ended September 30, 1999. This information will be disclosed in the Company's Annual Report on Form 10-K to be filed within 90 days of the end of the Company's fiscal year.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

     10.1  License Agreement with HNC Software Inc. (+)
     27.1  Financial Data Schedule

(b) No reports on Form 8-K were filed.

------------
+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES



    In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           DIGITAL INSIGHT CORPORATION


Date:  November 10, 1999      By:  /s/  Kevin McDonnell
                                   --------------------

                                   Kevin McDonnell
                                   Vice President, Finance,
                                   Chief Financial Officer and Secretary

                                   (Principal Financial and Accounting Officer and Duly Authorized Officer)