Form 10-K405
period 1999-12-31
DIGITAL INSIGHT CORP
filed 2000-03-28
CIK 1037275

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                               ----------------

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

   For the fiscal year ended December 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from                   to

                        Commission File Number: 0-27459

                               ----------------

                          DIGITAL INSIGHT CORPORATION
             (Exact name of Registrant as specified in its charter)

                Delaware                                77-0493142
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

                 26025 Mureau Road, Calabasas, California 91302
          (Address of principal executive offices, including zip code)

                                 (818) 871-0000
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
                                (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common stock as reported by the Nasdaq National Market System, was $541,701,300. The shares of common stock held by each officer and director and by each person known to the registrant who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 15, 2000, the registrant had 23,029,251 shares of its common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's proxy statement for the 2000 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
                                                  PART I
Item 1.   Business...............................................................................   4
Item 2.   Properties.............................................................................  22
Item 3.   Legal Proceedings......................................................................  22
Item 4.   Submission of Matters to a Vote of Security Holders....................................  22
                                                  PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters...................  23
Item 6.   Selected Financial Data................................................................  23
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  25
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................  28
Item 8.   Financial Statements and Supplementary Data............................................  29
Item 9.   Changes In and Disagreements with Accountants On Accounting and Financial Disclosure...  29
                                                 PART III
Item 10.  Directors and Executive Officers of the Registrant.....................................  30
Item 11.  Executive Compensation.................................................................  31
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  31
Item 13.  Certain Relationships and Related Transactions.........................................  31
                                                  PART IV
Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K........................  32
Signatures......................................................................................   34
Financial Statements............................................................................  F-1

                           FORWARD-LOOKING STATEMENTS

   In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, among other things, statements regarding our anticipated costs and expenses, our capital needs and financing plans, product and service development, our growth strategies, market demand for our products and services, relationships with our strategic marketing alliances, competition, and the reliability and security of our data center. These forward-looking statements include, among other things, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the heading "Risk Factors" in Item 1 of Part I. You should also review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our quarterly reports on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

   Digital Insight is the leading provider of Internet banking services to credit unions, small to mid-sized banks, and savings and loans with assets of less than $10 billion, based on the number of home banking end users we serve as compared to our direct competitors. We offer these community financial institutions a cost-effective outsourced service, branded in their name, which includes home banking for their individual customers, business banking for their commercial customers, a targeted marketing program to enable them to effectively sell additional financial services to end users, and customized web site design and implementation services. As of December 31, 1999, we had contracted with over 467 financial institution customers. The contracted home banking customers had over 11.7 million potential end users. Of these potential end users, over 663,000 were actively using our home banking application.

   We provide community financial institutions with a comprehensive and secure Internet solution that can be installed rapidly with a high degree of customization. Our solution is designed to be readily expandable, or scalable, as the number of users grows. Our solution also offers high levels of service and system redundancy. We work closely with leading data processing vendors so that our financial institution customers can leverage the investment they have made in existing data processing systems by fully integrating them with an Internet solution.

   We earn revenues from implementation fees that our financial institution customers pay us for establishing their Internet banking services, and recurring service fees based on end user adoption and usage, as well as web site hosting and maintenance and other monthly services. During the year ended December 31, 1999, approximately 76.3% of our revenues came from recurring fees.

The Digital Insight Solution

   We provide Internet banking services to community financial institutions. Our service includes a content-rich home banking application for retail customers and a business banking application for commercial customers. AXIS Home Banking, our consumer product, includes account management, account transfers and interfaces to personal financial management software, bill payment, stock quotes and other expanded services. AXIS Cash Management, our small business product, includes similar features as well as payroll/direct deposits and other services. To enable financial institutions to sell additional financial services to their end users based on individual profiles, we also offer target marketing programs to our customers. We also provide customized web site design, implementation, maintenance and hosting services.

   Our solution offers the following benefits to community financial institutions:

  . Comprehensive and Customizable Solution. We provide full service bureau support to customers who desire such an environment, including hosting of web sites, web site maintenance, reporting tools and customized online account presentations. Our home banking and business banking applications can be configured to offer end users a variety of standard and optional features. Our web site design and implementation services also enable customers to establish Internet banking services with a look and feel that preserves their unique brand identity.

  . Real Time and Batch Online Architecture. Our architecture allows either real time or batch communication with financial institutions' core data processing systems. Real time data processing allows for transactions conducted on the web site to be immediately reflected on the host system, and allows for transactions conducted at the financial institution to be immediately reflected on the web site. As a result, the information we present to consumers can be current with the financial institution's own data, with as much transaction history as is then available from the institution. For example, if an end user makes a withdrawal at a branch, it will be reflected instantaneously online. Meanwhile, batch processing systems transfer transaction data between the home banking data center and the financial institution's host system on a daily basis, rather than sending transactions immediately to the host system for processing. Our ability to offer both real time and batch processing capabilities to financial institutions increases our potential customer base.

  . Extensive Data Processing Vendor Relationships. Our solution provides direct links, or interfaces, with multiple vendors of core banking software and data processing services to financial institutions. As of March 1, 2000, we have developed interfaces to data processing vendors representing 51 separate systems, serving more than 12,000 community financial institutions. We are currently developing interfaces to 16 additional systems provided by 12 separate data processing vendors that support more than 3,000 financial institutions. By working directly with these vendors, we enable our customers to offer either real time or batch presentations of end user account data and we can quickly and cost-effectively install our systems with customers of these vendors. Our interfaces also allow for tight integration with other functions supported by the data processing vendor, such as loan origination and statement and check imaging.

  . Scalable, Reliable and Secure Service. Our system can scale rapidly to accommodate increased numbers of end users. A financial institution can take advantage of our data center and the server infrastructure of its data processing vendor to scale to meet demand, without building its own separate server infrastructure. Our service is also highly reliable, with an up-time availability record averaging 99.41% during the twelve-month period ended December 31, 1999. Further, our systems incorporate sophisticated data encryption techniques, a series of firewalls between the Internet and our customers, and several layers of security technology in order to minimize unauthorized access to our network.

  . Rapid and Affordable Implementation. Our solution can be rapidly implemented and represents an affordable alternative to internally developed Internet banking services for community financial institutions. Average implementation times for our home banking application range from one to three months, depending on the complexity of web site design requests and the availability of an existing interface with a customer's data processing vendor.

  . Flexible Service Capabilities. Our applications are designed to be deployed in a variety of environments, depending on a customer's needs. A customer can use our data center in a service bureau arrangement, house its own dedicated hardware in our data center or host our systems in its own facility. Importantly, customers can migrate from one environment to another as their needs evolve. In addition, we have the flexibility to support data processing vendors whose systems are either batch or real time.

  . Platform for Value-Added Services and Target Marketing. We enable financial institutions to expand their Internet presence beyond their core banking functions by providing additional value-added products and services to their customers. These services include bill payment and delivery of third-party services such as stock quotes. Our real time and batch solutions are also capable of gathering relevant end-user account activity information and usage profiles, enabling financial institutions to target timely and appropriate services to their customers, thereby creating additional revenue opportunities. We believe that these additional product and service offerings will allow our customers to derive additional revenue from existing and new end users.

Products and Services

   Our primary products are home banking and business banking applications. These applications allow a financial institution to create a customized Internet banking service using an array of standard and optional features. We complement our primary banking applications with additional tools, such as target marketing, and with implementation and web site services.

 Home Banking

   Our AXIS Home Banking application is an Internet-based system through which community financial institutions are able to provide home banking to their retail customers. Standard features of this application include:

  . Account information: End users can view balance information and transaction history for deposit accounts, such as checking and savings, and loan accounts, such as consumer, credit cards, automobile and mortgage.

  . Funds transfer: End users can transfer funds among accounts, including making loan payments.

  . Interfaces with personal financial management software: End users can download their account information into Quicken and Microsoft Money.

   In addition to these standard features, financial institutions can also choose to include the following home banking optional features:

  . Bill payment: End users can pay bills electronically 24 hours a day, seven days a week. End users can schedule one-time or recurring payments, and can view payment history at their convenience.

  . Online applications: End users can submit electronic loan, credit card or other applications safely and securely to their financial institution.

  . Online services and additional features: End users can track stock prices, calculate portfolio values, order U.S. Savings Bonds, make check image requests and order checks.

 Business Banking

   Our AXIS Cash Management application provides a full range of Internet business banking services for commercial customers of community financial institutions. Standard features of this application include:

  . Administration platform: Businesses can control access to business banking and account features in order to provide financial and audit controls for their staff.

  . Account information: Businesses can view account balances and transaction history, and reconcile accounts instantly.

  . Funds transfer: Businesses can actively manage their accounts, setting up future-dated transfers and automatic transfers of available balances among accounts.

  . Stop payment placement: Businesses can place stop payment orders on checks.

  . File export: Businesses can export their account information into a computer file or into business financial management and accounting software such as QuickBooks.

   Optional features of AXIS Cash Management include:

  . Bill payment: End users can pay bills electronically 24 hours a day, seven days a week. End users can schedule one-time or recurring payments and can view payment history at their convenience.

  . Automated Clearing House services: Businesses can initiate electronic payments, including business-to-business, payroll direct deposit disbursements and electronic state and federal tax payments.

  . Wire transfers: Businesses can originate wire transfers of funds to accounts with other financial institutions or trade partners.

  . Online services and additional features: Businesses can complete predefined loan and other applications, make photocopy requests, order checks, and track portfolios.

 Target Marketing

   Our Target Marketing module is designed to help make the financial institution's web site a cost-effective sales tool. This module is currently available for both our home banking application and our business banking application. Target Marketing allows financial institutions to individually target account holders and present the account holders with opportunities to buy products and services to fit their needs. The Target Marketing module gives financial institutions the ability to:

  . analyze end users' demographic and financial profiles and online activity, and apply a set of screening criteria to select appropriate marketing promotions;

  . present individually-targeted marketing promotions, such as advertisements for loans, to end users when it is most appropriate;

  . incorporate account sign-up forms and loan applications into specific promotions;

  . create time-limited promotions and seasonal messages; and

  . change messages daily, hourly or randomly.

 AXIS Management Console

   Our Internet services management console provides our customers with a set of tools to actively manage their Internet banking system. With this management console, a financial institution can remotely manage its web site, generate reports on daily activities and keep transaction logs and activity records for all site events. A financial institution can also use this management console to configure the Target Marketing module for specific promotions.

 Implementation Services and Web Site Development

   For financial institutions without an existing web site, our team of experts develops a fully interactive site. Working closely with the customer, the team designs the site to incorporate the features and capabilities required by the institution, including the integration of proprietary and value-added financial services such as application forms, financial calculators and links to other web sites. For customers with an existing web site, our implementation services are focused on integrating the home banking and/or business banking application into that site. In both instances, financial institutions can elect to have Digital Insight host and maintain their web site. We provide a team of web site experts who program the placement and formatting of digitized text for a financial institution's Internet site, including all connections to other web sites.

Systems Architecture

   Our applications are designed to be deployed in a service bureau environment, resource managed environment, or an in-house environment. In a service bureau environment, the financial institution's web site and home banking application share resources with other financial institutions in our data center. These shared resources include hardware such as our servers, as well as data transmission capacity, known as bandwidth. In a resource-managed environment, a financial institution has dedicated bandwidth and hardware but the system is still located in our data center. In an in-house environment, a financial institution runs the system out of its own data center. In all environments, the financial institution or data processing vendor is connected to Digital Insight through our private frame relay network.

   Our systems architecture is designed to provide both real time and batch data acquisition, processing and presentation for Internet home banking and other applications. Our application servers make use of information exchange brokers that retrieve and initiate transactions using data located on financial institutions' host systems, bill payment providers' servers, stock information databases or relational databases. Our applications are driven by templates which define how data is to be presented. This template driven approach allows customization by our financial institution customers by supporting multiple languages and multiple web site designs.

   Our real time architecture is highly scalable, and allows end users to communicate in real time through a private frame relay network to retrieve account information as needed. Real time data processing allows for transactions conducted on the web site to be immediately reflected on the host system and vice versa. In contrast, in batch systems, home banking transactions are not immediately sent to the financial institution's host system for processing but are instead transferred between the home banking data center and the host system on a daily basis. Our recent acquisition of nFront, Inc. enables us to offer both real time and batch processing capabilities to financial institutions, thus expanding our potential customer base.

   We currently provide most of our services out of one data center located at our headquarters in Calabasas, California. We launched a second data center that we will manage at an Exodus Communications facility in Herndon, Virginia. This second data center was put into operation in the fourth quarter of 1999 with functionality to be added throughout 2000. When fully operational, this data center will allow for greater scalability and increased functionality by providing backup functions to the Calabasas data center.

Customers

   Our target market is the approximately 22,000 community financial institutions in the United States with assets of less than $10 billion each. Within our target market, we focus on community financial institutions that rely on one or more of the data processing vendors with whom we have developed interfaces. As of March 1, 2000, we have interfaces with data processing vendors serving over 12,000 community financial institutions. We are seeking to expand the number of vendors with whom we have interfaces.

   As of December 31, 1999, we had contracts with over 467 financial institutions to provide one or more of our products and services. Of these institutions, over 350 have contracted with us for home banking, with more than 663,000 active end users. Based on publicly available regulatory submissions, as of December 31 1999, our home banking customers had more than 11.7 million potential end users. For the years ended December 31, 1998 and December 31, 1999, no individual customer accounted for 10% or more of our revenues.

   The table below sets forth our ten largest home banking customers as of March 1, 2000 in the categories of banks/savings and loans (based on asset size) and credit unions (based on the number of potential end users).

   Banks/Savings and Loans           Credit Unions
   -----------------------           -------------
   City National Bank of California  The Golden 1 Credit Union
   Trust Company Bank                Government Employees Federal Credit Union
   Sun National Bank                 Truliant Federal Credit Union
   East West Bank                    Teachers Credit Union
   California Commerce Bank          ESL Federal Credit Union
   City National Bank of Florida     Community Credit Union
   West Coast Bank                   Portland Teachers Federal Credit Union
   Commercial Bank of New York       Mountain America Credit Union
   Pacific Century Bank              North Island Federal Credit Union
   San Diego National Bank           San Diego County Credit Union

Third-Party Relationships

   We have relationships with multiple vendors of core data processing software and outsourced data processing services to financial institutions. Agreements with these vendors allow us to interface to the financial institutions' host systems to provide access to a financial institution's account data. As of March 1, 2000, we have developed interfaces to the systems of 31 data processing vendors who provide services to more than 12,000 community financial institutions. We are currently developing interfaces for 16 additional systems provided by 12 different vendors. Among the data processing vendors with whom we interface are: BancTec, CSI, CUC Inc., EDS Cube, EDS Miser, Fiserv divisions such as Aftech, CBS, Galaxy and Summit, Helvetia de Caribe, Jack Henry, OSI, Symitar Systems, USERS Inc. and XP Systems. Among the interfaces under development are ALLTEL and M&I Data Services.

   To deliver bill payment services, we have relationships with major providers such as M&I Data Services and CheckFree. Our agreement with M&I Data Services, as successor to Moneyline Express, has a one-year renewable term and provides for payment of fees based on the number of customers, end users and bill payment transactions. We also have relationships with third parties, including the U.S. Treasury, DecisionOne, 800 Support, Intuit and Microsoft, to provide other related functions to our customers.

Sales and Marketing

   We utilize a direct sales model. As of December 31, 1999, our sales and marketing staff consisted of 31 professionals, who are regionally based to facilitate the development of strong relationships with customers. The sales staff is responsible for prospecting and acquiring new accounts as well as managing current accounts and cross-selling additional products into those accounts. We expect to significantly increase our sales and marketing infrastructure over the next 12 months.

   Our typical sales cycle is approximately six months for new customers and approximately two months for follow-on or upgrade sales to existing customers. Our primary customer contact for new sales in smaller community financial institutions is generally the chief executive officer, the chief financial officer or the chief information officer, or a combination of these three, and our primary contact in larger community financial institutions is generally the head of retail banking or business banking. Our primary customer contact for follow-on sales is usually the functional manager for the community financial institution or the direct manager of Internet banking for that institution.

   Our primary marketing efforts are focused on building brand awareness among community financial institutions and identifying potential customers. Our marketing efforts include:

  . telemarketing;

  . press relations, which are managed by an outside public relations firm that specializes in banking and financial industries;

  . direct mail, which uses product and service literature as well as reprints of news articles;

  . trade shows; and

  . meetings with national and regional user groups of Internet banking services and third-party data processing vendors.

Product Development

   As of December 31, 1999, our product development staff consisted of 51 software developers and engineers. Their development efforts are focused on:

  . Enhancements to Existing Products. We are developing new features and functions for our home banking and business banking products in order to provide a broader range of functions, including Internet loan origination and bill presentment.

  . Interfaces with Data Processing Vendors. We are continuing to enhance and expand our interfaces to financial institutions' core data processing systems. A variety of different systems are utilized by both banks and credit unions.

  . Additional Web Site Customization. We intend to offer financial institutions additional options and capabilities for customization of their web sites by creating more templates and making these templates more flexible.

  . Enhancements to Target Marketing. We intend to add features to Target
    Marketing to support a broader range of electronic commerce activities.

  . Other Products and Services. We are working to expand our offerings to include related financial service capabilities such as online insurance, brokerage, credit history management, tax preparation and filing and merchant services.

Competition

   The market for Internet banking services is highly competitive, and we expect that competition will intensify in the future. In the area of home banking, we primarily compete with other companies that provide outsourced Internet banking services to community financial institutions, including FundsXpress, HomeCom, Home Financial Network, NetZee, Online Resources, Q-Up and Virtual Financial. Also, vendors such as Corillian, Integrion and Security First Technologies, who primarily target the largest financial institutions, occasionally compete with us for community financial institution customers. In addition, several of the vendors offering data processing services to financial institutions offer their own Internet banking solutions, including EDS, Fiserv, Jack Henry and M&I Data Services. Local competition for home banking services is provided by more than 100 smaller online service outsourcing companies located throughout the United States.

   Our primary competition for providing the business banking services that financial institutions offer their commercial customers are vendors of cash management systems for large corporations such as ADP, Magnet and Pulitzer & Haney.

   We also face potential indirect competition from Internet portals such as E*TRADE and Yahoo! which might serve as an alternative to financial institutions' web sites, particularly for bill presentment services. In addition, we could experience competition from our customer financial institutions and potential customers who develop their own online banking solutions. Rather than purchasing Internet banking products and services from third-party vendors, community financial institutions could develop, implement and maintain their own services and applications. We can give no assurance that these financial institutions will perceive sufficient value in our products and services to justify investing in them.

   We believe that our ability to compete successfully depends upon a number of factors, including:

  . our market presence with community financial institutions and related scale advantages;

  . the reliability, security, speed and capacity of our systems and technical infrastructure;

  . the comprehensiveness, scalability, ease of use and service level of our products and services;

  . our ability to interface with vendors of data processing software and services;

  . our pricing policies and the pricing policies of our competitors and suppliers;

  . the timing of introductions of new products and services by us and our competitors; and

  . our ability to support unique customer requirements.

   We expect competition to increase significantly as new companies enter our market and current competitors expand their product lines and services.

Government Regulation

   The financial services industry is subject to extensive and complex federal and state regulation. Our current and prospective customers, which consist of financial institutions such as commercial banks, savings and loans, credit unions, thrifts, securities brokers, finance companies, other loan originators, insurers and other providers of financial services, operate in markets that are also subject to rigorous regulatory oversight and supervision. Our customers must ensure that our services and related products work within the extensive and evolving regulatory requirements applicable to them, including those under federal and state truth-in-lending and truth-in-deposit rules, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Fund Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act and the Community Reinvestment Act. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design and the classification of the customer. Our financial services customers must assess and determine what is required of them under these regulations and are responsible for ensuring that our system and the design of their site conform to their regulatory needs. We do not make representations to customers regarding applicable regulatory requirements, and rely on each customer to identify its regulatory issues and to adequately specify appropriate responses. It is not possible to predict the impact that any of these regulations could have on our business.

   We are not licensed by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions or other providers of financial services. We are subject to examination by federal depository institution regulators under the Bank Service Company Act and the Examination Parity and Year 2000 Readiness for Financial Institutions Act. These regulators have broad supervisory authority to remedy any shortcomings identified in any such examination. We are also subject to encryption and security export laws and regulations which, depending on future developments, could render our business or operations more costly, less efficient or impossible.

   Federal, state or foreign authorities could adopt laws, rules or regulations affecting our business operations, such as requiring us to comply with data, record keeping and other processing requirements. We may become subject to additional regulation as the market for our business evolves. It is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, content, characteristics and quality of services and products. Existing regulations may be modified. For example, we are not subject to the disclosure requirements of Regulation E of the Federal Reserve Board under the Electronic Fund Transfer Act, because we do not agree with consumers to provide them with electronic funds transfer services or provide access devices such as cards, codes or other means of accessing accounts to initiate electronic funds transfers. Regulation E regulates certain electronic funds transfers made by providers of access devices and electronic fund transfer services. Under Regulation E, our customers are required, among other things, to provide certain disclosures to retail customers using electronic transfer services, to comply with certain notification periods regarding changes in the terms of service provided and to follow certain procedures for dispute resolutions. The Federal Reserve Board could adopt new rules and regulations for electronic funds transfers that could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance. If enacted or deemed applicable to us, the laws, rules or regulations applicable to financial services activities would render our business or operations more costly, burdensome, less efficient or impossible. We cannot assure that federal, state or foreign governmental authorities will not adopt new regulations addressing electronic financial services or operations generally that could require us to modify our current or future products and services. The adoption of laws or regulations affecting our business or our customer financial institutions' business could have a material adverse effect on our business, financial condition and operating results.

   A number of proposals at the federal, state and local level and by certain foreign governments would, if enacted, expand the scope of regulation of Internet-based financial services and could impose taxes on the sale of goods and services and certain other Internet activities. Any development that substantially impairs the growth of the Internet or its acceptance as a medium for transaction processing could have a material adverse effect on our business, financial condition and operating results.

Proprietary Rights

   Although we believe that our success is more dependent upon our technical expertise than our proprietary rights, our future success and ability to compete is dependent in part upon our proprietary technology. We have filed an application to register Digital Insight as our trademark. None of our technology is currently patented. Instead, we rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers. We also limit access to and distribution of our source code, and further limit the disclosure and use of other proprietary information. We cannot assure that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

Employees

   As of December 31, 1999, we had a total of 161 full-time employees, including 60 in operations, 31 in sales and marketing, 51 in research and development and 19 in finance and administration. None of our work force is currently unionized. We have not experienced any work stoppages and consider our relations with our employees to be good.

Recent Developments

   On February 10, 2000, we completed the acquisition of nFront, Inc., a provider of Internet banking and other financial services to small to mid-sized banks and credit unions. Through the transaction, we expanded our client base, increased the number of interfaces that we support and acquired complementary technology. On a pro forma combined basis, upon completion of the acquisition we had more than 730 financial institution clients, with a total customer base of 17 million potential end users. These clients include 650 Internet banking contracts with 13.6 million potential end users.

   As a result of the acquisition, we now have interfaces with data processing vendors providing coverage of more than 80 percent of community financial institutions. With the addition of nFront's "fat server" architecture to our technology capabilities, we are now able to offer unparalleled expertise in both real time and batch processing.

   Fat Server Architecture. The technology acquired from nFront is based on a system architecture that is commonly referred to as a "fat server" design. A "server" is the computer or collection of computers that store information and handle many of the more complex data processing functions. A "fat server" refers to a server that has been configured to handle significant volumes of data storage and retrieval, as well as complex data processing functions. With "fat server" architecture, the system utilizes a relational database located on our system server to receive and store customer data from a financial institution's core computer system. This data storage architecture allows our system to store and organize the financial institution customer's account data locally, without a continuous, direct connection between the customer and the financial institution's core system.

   The fat server architecture allows us to provide an alternative to our real time architecture. The fat server technology provides the following benefits:

  . Access to historical financial information. Information stored on the fat server allows a customer to generate consolidated reports on financial transactions spanning an extended period of time. Our fat server system currently stores up to two years of customer data, whereas "thin server" systems typically provide access to 60 to 90 days of financial data.

  . Analysis of customer information. A fat server solution enhances the financial institution's ability to extract and analyze relevant customer account information and more efficiently cross-sell products.

  . Effective consolidation of financial services. The fat server enables consolidation of the customer's financial data from disparate host systems in one place. These host systems include banking, brokerage and insurance financial data.

   We assumed nFront's leases in the acquisition. As a result, we now have an additional data center and sales, marketing and development facilities in Norcross, Georgia.

Risk Factors

   You should carefully consider the following risks in your evaluation of Digital Insight. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline.

   We have a limited operating history in an early-stage market and, as a result, our business strategy may not prove to be successful.

   We began operations in July 1995. Accordingly, we have a limited operating history, and our business and prospects must be considered in light of the early-stage, rapidly evolving and uncertain Internet banking market in which we operate. As a result:

  . fluctuations in our operating results may be significant relative to our revenues;

  . community financial institutions may not widely adopt Internet banking in general or our solution in particular;

  . the Internet and the systems and networks of third parties may not operate efficiently; and

  . competition and rapid technological change in the industry could adversely affect market acceptance of all of our products and services.

   As a result, our business strategy may not prove to be successful.

   We have a history of losses, expect future losses and cannot assure you that we will achieve profitability.

   Although our revenues have increased in every quarter since 1996, we have not achieved profitability and cannot be certain that we will realize sufficient revenue to achieve profitability. We incurred net losses of $712,000 in the year ended December 31, 1996, $2.5 million in the year ended December 31, 1997, $4.4 million in the year ended December 31, 1998 and $7.5 million in the year ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of $15.5 million. We plan to increase our operating expenses to expand our sales and marketing operations, broaden our customer support capabilities and continue to build our operational infrastructure. If growth in our revenues does not outpace the increase in these expenses, we may not achieve or sustain profitability.

   The expected fluctuations of our operating results could cause our stock price to fluctuate.

   We expect that our operating results may fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We base our operating expenses on anticipated revenue growth and our operating expenses are relatively fixed in the short term. The implementation and utilization of our products involves a commitment of resources and recurring expense by our customers and us. Among other things, we generally provide a significant level of education to prospective customers regarding the use and benefits of our products. We may expend substantial funds and management resources during the sales cycle and fail to make the sale. Accordingly, our results of operations for a particular period may be adversely affected if the sales forecasted for that period are delayed or do not occur. As a result, if our revenues are lower than we expect in some future period, our operating results may be below the expectations of market analysts or investors. If this occurs, the price of our common stock would likely decrease.

   Our operating results may also fluctuate in the future due to a variety of other factors, including:

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

   We may not achieve the benefits we expected from the acquisition of nFront, which may have a material adverse effect on our business, financial condition and operating results and/or could result in loss of key personnel.

   We completed our acquisition of nFront, Inc. on February 10, 2000. We are continuing to overcome significant challenges in order to realize the benefits and synergies from the acquisition, including the timely, efficient and successful execution of a number of post-merger events. Key events include:

  . integrating the operations of the two companies;

  . retaining and assimilating the key personnel of each company;

  . offering the existing services of each company to the other company's customers;

  . retaining the existing customers and strategic partners of each company;

  . developing new services that utilize the assets of both companies; and

  . maintaining uniform standards, controls, procedures and policies.

   The successful execution of these post-merger events involves considerable risk and we may not be successful in executing them. These risks include:

  . the potential disruption of our ongoing business and distraction of its management;

  . the difficulty of incorporating acquired technology and rights into the combined company's products and services;

  . unanticipated expenses related to technology integration;

  . the impairment of relationships with employees and customers as a result of any integration of new management personnel; and


  . potential unknown liabilities associated with the acquired business.

   We may not succeed in addressing these risks or any other problems encountered during the integration process.

   We currently rely on one data center to provide all of our Internet banking products and services; any failure in this data center could cause us to lose customers.

   In the event of a failure or interruption in our systems, our reputation could be materially adversely harmed and we could lose many of our current and potential customers. All of our communications and network equipment is currently located at our corporate headquarters in Calabasas, California. We have contracted to establish a second functional backup Internet banking data center in Herndon, Virginia, which was put into initial operation during the fourth quarter of 1999 with functionality to be added throughout 2000.

We cannot assure that this data center will become fully operational as scheduled or that, when fully operational, this data center will perform as expected. We do not currently have sufficient backup facilities to provide Internet services if the Calabasas facility is not functioning. A natural disaster, such as a fire, an earthquake or a flood, at our facility could result in failures or interruptions in providing our Internet banking products and services to our customers. In addition, our systems are vulnerable to computer viruses, physical or electronic break-ins, power loss, telecommunications failure and similar events. For example, in April 1999, a failure of a critical router in our Internet banking data center caused an outage of approximately six hours while the problem was corrected. We have also contracted to provide a certain level of service to our customers and a failure or interruption of our system has in the past caused and in the future could cause us to refund fees to some of our customers to compensate for decreased levels of service. Even with the second data center, we could experience a failure or interruption in our systems, which could lead to delays, loss of data or the inability to provide our services to our customers.

   We are dependent on the widespread adoption of Internet banking by community financial institutions, which have historically been slow to do so.

   We expect that we will continue to depend on Internet banking products and services for substantially all of our revenues in the foreseeable future. However, the market for Internet banking has only recently begun to develop. To date, Internet banking has developed slowly within financial institutions, and purchasing decisions for Internet banking products are often delayed due to uncertainties relating to cost, return on investment and customer acceptance. In particular, community financial institutions have been slower to adopt Internet banking than larger banks. We cannot predict the size of the market for Internet banking among community financial institutions, the rate at which that market will grow, or whether there will be widespread end user acceptance of Internet banking products and services such as those of Digital Insight.

   We also depend on our financial institution customers to market and promote our products to their end user customers. Neither Digital Insight nor its financial institution customers may be successful in marketing our current or future Internet banking products and services. Moreover, financial institutions generally agree to use our products and services pursuant to contracts with durations that range from one to five years. Upon expiration, these contracts may be discontinued. Unless our Internet banking products and services are successfully deployed and marketed by a large number of community financial institutions and achieve widespread market acceptance by their end user customers for a significant period of time, we will not be able to achieve our business objectives and increase our revenues.

   We depend on the efficient operation of the Internet, other networks and systems of third parties; if they do not operate efficiently, we will not be able to effectively provide our products and services.

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

   We depend on cooperation from data processing vendors for financial institutions, some of whom have resisted efforts in the past to allow the integration of our products and services with their systems.

   Our products involve integration with products and systems developed by data processing vendors that serve financial institutions. If any of our products fail to be supported by our customers' data processing vendors, we would have to redesign our products to suit these customers. We cannot assure that any redesign could be accomplished in a cost-effective or timely manner. We rely on these vendors to jointly develop technology with us and to disclose source code specifications to enable our products to integrate effectively with their products and systems. In the past, some vendors have resisted integrating our products or have caused delays or other disruptions in the implementation process. Several of these data processing vendors offer or are planning to offer Internet banking products and services that are directly competitive with our products and services and have resisted efforts to allow us to integrate our products and services with their systems in the past. In addition, our customers' data processing vendors may develop new products and systems that are incompatible with our products. Our failure to integrate our products effectively with our customers' data processing vendors could result in higher implementation costs or the loss of potential customers.

   Competition from third parties could reduce or eliminate demand for our products and services.

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

   Security breaches could damage our reputation and business.

   Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. We transmit confidential financial information in providing our services. Users of Internet banking and other electronic commerce services are concerned about the security of transmissions over public networks. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace to be secure. A material security breach affecting Digital Insight could damage our reputation, deter financial institutions from purchasing our products, deter their customers from using our products, or result in liability to Digital Insight. Further, any material security breach affecting our competitors could affect the marketplace's perception of Internet banking in general and have the same effects.

   Concerns over security and the privacy of users may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. Any well-publicized compromise of security could deter people from using the Internet or using it to conduct transactions that involve transmitting confidential information. We may need to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Although we intend to continue to implement state of the art security measures, persons may be able to circumvent the measures that we implement in the future. Eliminating computer viruses and alleviating other security problems may result in interruptions, delays or cessation of service to users accessing web sites that deliver our services, any of which could harm our business.

   Our failure to respond to rapid change in the market for Internet banking could cause us to lose revenue and harm our business.

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

   Newly introduced products may contain undetected or unresolved defects.

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

   The demand for our products and services could be negatively affected by reduced growth of commerce over the Internet or delays in the development of the Internet infrastructure.

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

   We could be subject to potential liability claims related to use of our products and services.

   Financial institutions use our products and services to provide Internet banking services to their customers. Any errors, defects or other performance problems in our products and services could result in financial or other damages to these financial institutions for which we are liable. A product liability claim brought against Digital Insight, even if not successful, would likely be time consuming, result in costly litigation and could seriously harm our business. Although our contracts typically contain provisions designed to limit our exposure to liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Moreover, we may be liable for transactions executed using Internet services based on our products and services even if the errors, defects or other problems are unrelated to our products and services.

   We are currently experiencing a period of significant growth that is placing a strain on our resources.

   We have recently experienced significant growth, including expansion in the number of our employees, and we anticipate that additional expansion may be required in order to continue our growth. This growth places a significant demand on our management and operational resources. Our management, personnel, systems, procedures, controls and customer service may be inadequate to support our existing and future operations. We continue to invest heavily in our technological infrastructure and to build and scale our systems in order to meet the demands of our growing customer base.

   Our stock price is volatile.

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

   Government regulation of our business could cause it to incur significant expenses, and failure to comply with certain regulations, if adopted, could make our business less efficient or impossible.

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

   Neither federal depository institution regulators nor other regulators of financial services require us to obtain any licenses. We are subject to examination by federal depository institution regulators under the Bank Service Company Act and the Examination Parity and Year 2000 Readiness for Financial Institutions Act. These regulators have broad supervisory authority to remedy any shortcomings identified in any such examination.

   Federal, state or foreign authorities could adopt laws, rules or regulations relating to the financial services industry that affect our business, such as by requiring us to comply with data, record keeping and processing and other requirements. It is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, content, characteristics, taxation and quality of services and products. Existing regulations may be modified. If enacted or deemed applicable to us, these laws, rules or regulations could be imposed on our activities or our business, thereby rendering our business or operations more costly, burdensome, less efficient or impossible and requiring us to modify our current or future products or services.

   Failure to attract and retain experienced personnel and senior management could harm our ability to grow.

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

   Our future success and ability to compete depends in part upon our proprietary technology. None of our technology is currently patented. Instead, we rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers. We also limit access to and distribution of our source code, and further limit the disclosure and use of other proprietary information. We cannot assure that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Monitoring unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

   We are also subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. Third parties may assert infringement claims in the future with respect to our current or future products. Any assertion, regardless of its merit, could require us to pay damages or settlement amounts and could require us to develop non-infringing technology or pay for a license for the technology that is the subject of the asserted infringement. Any litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of litigation and the resulting distraction of our management resources could adversely affect our operating results. We also cannot assure that any licenses for technology necessary for our business will be available or that, if available, these licenses can be obtained on commercially reasonable terms.

   Consolidation of the banking and financial services industry could cause our sales to fall.

   Consolidation of the banking and financial services industry could result in a smaller market for our products and services. A variety of factors could cause our customers to reassess their purchase or potential purchase of our products and could result in termination of services by existing customers. After consolidation, banks and other financial institutions may experience a realignment of management responsibilities and a reexamination of strategic and purchasing decisions. We may lose relationships with key constituencies within our customer's organization due to budget cuts, layoffs, or other disruptions following a consolidation. In addition, consolidation may result in a change in the technological infrastructure of the combined entity. Our products and services may not integrate with this new technological infrastructure. The acquiring institution may also have its own in-house system or outsource to competitors. For example, in May 1999, we lost Home Savings of America as a customer after it was acquired by Washington Mutual, which decided to integrate Home Savings' end users into its existing home banking system.

   Future sales of our shares could affect the stock price.

   The market price of our common stock could fall dramatically if stockholders sell large amounts of stock in the public market. These sales, or the possibility that these sales may occur, could affect the market price of our common stock and could make it more difficult for us to sell equity or equity-related securities in the future. As of March 15, 2000, there were 23,029,251 shares of our common stock outstanding. Of these, 7,590,592 shares are freely tradable. The remaining 15,438,659 shares are limited by restrictions under the securities laws and "lock-up" agreements with underwriters and/or Digital Insight. These shares will be eligible for sale in the public market as follows:

   First Eligible Sale Date                                    Number of Shares
   ------------------------                                    ----------------
   March 29, 2000............................................      1,872,787
   Two trading days after Digital Insight publicly announces
    financial results covering at least 30 days of combined
    operations of Digital Insight and nFront.................     12,200,436
   May 25, 2000..............................................        521,400
   May 26, 2000..............................................        844,036

   Approximately 13,504,833 shares held by our affiliates are subject to certain conditions and restrictions under federal securities laws, including satisfying applicable holding periods and complying with limitations on the volume of sales.

   As of March 15, 2000, options to purchase 3,167,793 shares of common stock were outstanding and 1,206,992 shares of common stock were available for future grant pursuant to our stock plans. Our 1999 Stock Plan is subject to annual increases beginning on March 1, 2001, equal to the lesser of 750,000 shares, 5% of our shares on that date, or a lesser amount determined by the board of directors. We have registered the shares of common stock underlying outstanding options and those reserved for issuance under our stock option plans and under our employee stock purchase plans. Accordingly, shares underlying vested options and stock purchase rights will be eligible for resale upon their exercise.

   In addition, there are 51,041 shares underlying outstanding warrants, also subject to lock-ups, that will be eligible for resale in the public market upon expiration of the warrant holders' respective one-year holding periods under Rule 144, which will begin upon the date of exercise, or, in the case of a net exercise, on the date of grant of the warrant.

   Morgan Stanley & Co., Inc., our underwriter, may, in its sole discretion and at any time without prior notice, release all or any portion of the common stock subject to lock-up agreements.

   Potential acquisitions involve risks.

   We intend to continuously evaluate our position within our industry, and we may acquire complementary technologies or businesses in the future. Due to consolidation trends within the Internet banking services industry, failure to adopt and successfully implement a long-term acquisition strategy could damage our competitive position. Future acquisitions may involve large one-time write-offs and amortization expenses related to goodwill and other intangible assets. Any of these factors could adversely affect our operating results or stock price. Acquisitions involve numerous risks, including:

  . difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company with our operations;

  . diverting our management's attention from other business concerns;

  . impairing relationships with our employees, affiliates, strategic marketing alliances and content providers;

  . inability to maintain uniform standards, controls, procedures and policies;

  . entering markets in which we have no direct prior experience; and

  . losing key employees of the acquired company.

   Some or all of these risks could result in a material adverse effect on our business, financial condition and operating results. In addition, we cannot assure you that we will be able to identify suitable acquisition candidates that are available for sale at reasonable prices. We may elect to finance future acquisitions using some or all of the proceeds from our initial public offering. We may also elect to finance future acquisitions with debt financing, which would increase our debt service requirements, or through the issuance of additional common or preferred stock, which could result in dilution to our stockholders. There can be no assurance that we will be able to arrange adequate financing for any acquisitions on acceptable terms.

   Our charter and bylaws and Delaware law contain provisions which could discourage a takeover.

   Provisions of our charter and bylaws may make it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, control of us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

  . division of the board of directors into three separate classes;

  . elimination of cumulative voting in the election of directors;

  . prohibitions on our stockholders from acting by written consent and calling special meetings;

  . procedures for advance notification of stockholder nominations and proposals; and

  . the ability of the board of directors to alter our bylaws without stockholder approval.

   In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

   We are also subject to Section 203 of the Delaware General Corporation Law which, subject to exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that this stockholder became an interested stockholder. The preceding provisions of our charter and bylaws, as well as
Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

   Members of management and our board of directors, and their affiliates, control 39.1% of our common stock.

   As of March 15, 2000, members of our executive management team and our board of directors and their affiliates control approximately 39.1% of our common stock. As a result, these management members and directors will be able to significantly influence matters requiring stockholder approval. Moreover, this concentration of ownership could have the effect of delaying or preventing a change in control.

ITEM 2. PROPERTIES

   Our principal offices currently occupy approximately 30,385 square feet in Calabasas, California, pursuant to a lease that expires in 2003. In August 1999, we entered into a sublease to occupy an additional 16,085 square feet in our principal facility in Calabasas, California, beginning on December 1, 1999. Our principal data center is located in this facility. We have also entered into a service agreement for a second data center serviced by Exodus Communications in Herndon, Virginia. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

   We also occupy two properties in Georgia under leases that we took over in connection with our recent acquisition of nFront, Inc. The first property consists of approximately 13,800 square feet of office space in Norcross, Georgia, where we now have an additional data center and sales, marketing and development facilities. Our lease on this property expires August 1, 2003. The second property consists of approximately 1,000 square feet in a facility in Bogart, Georgia, and serves as a location for some of our graphic designers.

ITEM 3. LEGAL PROCEEDINGS

   From time to time we may be involved in litigation arising in the normal course of our business. We are not a party to any litigation, individually or in the aggregate, that we believe would have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted for vote by our stockholders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol "DGIN." Our common stock began trading on Nasdaq on October 1, 1999, the date of our initial public offering. The following table sets forth the range of high and low closing sale prices reported on the Nasdaq National Market for our common stock for the period indicated.

   Fiscal Period                                           High Price Low Price
   -------------                                           ---------- ---------
   October 1, 1999-December 31, 1999......................   $52.38    $19.00

   As of March 15, 2000, there were 133 holders of record of our common stock.

   We have never paid any cash dividends on our stock, and we anticipate that, for the foreseeable future, we will continue to retain any earnings for use in the operation of our business.

Changes in Securities and Use of Proceeds

   The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-81547), relating to our initial public offering of our common stock, was September 30, 1999. A total of 4,025,000 shares of our common stock were sold at the closing at a price of $15.00 per share to an underwriting syndicate led by Morgan Stanley Dean Witter, Incorporated, Deutsche Bank Securities Inc., Banc of America Securities LLC and Friedman, Billings, Ramsey & Co., Inc. Public trading commenced on October 1, 1999, and the offering closed on October 6, 1999. The initial offering resulted in gross proceeds of $60.4 million, $4.2 million of which was applied toward underwriting discounts and commissions. Expenses related to the offering totaled approximately $1.7 million. Net proceeds to Digital Insight were $54.5 million.

   We incurred the following expenses with respect to the offering through December 31, 1999:

      Underwriting
      Discounts and                          Underwriters'
       Commissions    Finders' Fees Expenses Other Expenses Total Expenses
      -------------   ------------- -------- -------------- --------------
      $4,200,000           $ 0        $ 0      $1,700,000     $5,900,000

   The net proceeds from this offering were used for general corporate purposes, including working capital, capital expenditures, and to fund operating losses, although we have no specific purposes for the proceeds of the offering. A portion of the proceeds was used to acquire or invest in complementary businesses or products, or to obtain the right to use complementary technologies. On November 21, 1999, we announced a merger agreement with nFront, Inc., of Norcross, Georgia, a leading Internet banking services company in a tax-free, stock for stock transaction. We incurred expenses of approximately $87,000 as of December 31, 1999 in connection with the acquisition of nFront. Pending use of the net proceeds for the above purposes, we have invested these funds in short-term, interest-bearing, investment grade obligations. None of the foregoing expenses constituted direct or indirect payments to our directors, officers, general partners or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with our financial statements and related notes thereto, and "Management Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K.

   The selected statement of operations data for the four years ended December 31, 1999 and the selected balance sheet data as of December 31, 1996, 1997, 1998, and 1999 have been derived from our audited financial statements. The selected statement of operations data for the period from July 17, 1995 (inception) to

December 31, 1995 has not been audited. In the opinion of management, such unaudited financial statements have been prepared on the same basis as the audited financial statements referred to above and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations for the indicated periods.

                                Period from
                                  July 17,
                                    1995
                                (inception)
                                  through       Year ended December 31,
                                December 31, ---------------------------------
                                    1995      1996    1997     1998     1999
                                ------------ ------  -------  -------  -------
                                   (in thousands, except per share data)
Statement of Operations Data:
Revenues:
  Implementation fees.........     $   85    $1,053  $ 1,926  $ 2,420  $ 4,142
  Service fees................          3       508    2,046    5,810   13,364
                                   ------    ------  -------  -------  -------
    Total revenues............         88     1,561    3,972    8,230   17,506
                                   ------    ------  -------  -------  -------
Cost of revenues:
  Implementation..............        141       643    1,217    1,631    3,058
  Service.....................          1       261    1,014    3,616    7,545
                                   ------    ------  -------  -------  -------
    Total cost of revenues....        142       904    2,231    5,247   10,603
                                   ------    ------  -------  -------  -------
Gross profit..................        (54)      657    1,741    2,983    6,903
                                   ------    ------  -------  -------  -------
Operating expenses:
  Sales, general and
   administrative.............        167       809    2,516    4,183    9,420
  Research and development....         94       565    1,612    2,555    4,546
  Amortization of stock-based
   compensation...............                           151      844    1,221
                                   ------    ------  -------  -------  -------
    Total operating expenses..        261     1,374    4,279    7,582   15,187
                                   ------    ------  -------  -------  -------
Loss from operations..........       (315)     (717)  (2,538)  (4,599)  (8,284)
Interest income...............                            89      262      778
Other income (expense), net...                    5       (3)     (19)
                                   ------    ------  -------  -------  -------
Net loss......................     $ (315)   $ (712) $(2,452) $(4,356) $(7,506)
                                   ======    ======  =======  =======  =======
Basic and diluted net loss per
 share........................     $(0.06)   $(0.14) $ (0.49) $ (0.85) $ (0.97)
                                   ======    ======  =======  =======  =======
Shares used to compute basic
 and diluted net loss per
 share........................      5,000     5,000    5,000    5,108    7,765
                                   ======    ======  =======  =======  =======
Pro forma basic and diluted
 loss per share...............                                $ (0.50) $ (0.68)
                                                              =======  =======
Shares used in computing pro
 forma basic and diluted net
 loss per share...............                                  8,712   11,001
                                                              =======  =======

                                                      December 31,
                                              --------------------------------
                                              1996    1997     1998     1999
                                              -----  -------  -------  -------
                                                     (in thousands)
Balance Sheet Data:
Cash and cash equivalents.................... $  28  $   886  $ 4,758  $42,249
Working capital (deficit)....................  (243)     (16)   3,067   55,236
Total assets.................................   433    3,071    8,077   71,438
Total liabilities............................   422    1,949    2,417    9,033
Mandatory redeemable convertible preferred
 stock.......................................          4,444   12,444
Total stockholders equity (deficit)..........         (3,322)  (6,784)  62,405

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We are the leading provider of Internet banking solutions for community financial institutions, with over 467 financial institution customers as of December 31, 1999. We offer these community financial institutions an outsourced service, branded in their name, which includes home banking for their individual customers, business banking for their commercial customers, a target marketing program to enable them to sell additional financial services, and customized web site design and implementation services. Since inception, substantially all of our revenues have been derived from our Internet home banking services, associated features and web site development. As of December 31, 1999, we had an accumulated deficit of approximately $15.5 million.

   Our revenues consist primarily of recurring monthly service fees and, to a lesser extent, one-time implementation fees. Revenues increased from $88,000 in 1995 to $8.2 million in 1998, and were $17.5 million in 1999. Our recurring revenues consist of service fees paid to us by our financial institution customers based on the number of end users or end user transactions, and fees for hosting and maintaining their web sites and other monthly services. Recurring service fees as a percentage of revenues have grown from approximately 32.5% in 1996 to 76.3% for the year ended December 31, 1999. To the extent that our installed base of customers continues to grow, we expect recurring service fees to represent an increasing percentage of our revenues in the future. Our customer contracts range from one to five years.

   We require a 50% non-refundable cash deposit of product implementation fees, payable at the time that a contract is signed. We record these deposits as deferred revenues and, together with the balance of the implementation fees, we recognize them upon completion of implementation and customer approval. Recognition is usually two to four months from the contract date. Upon completion of implementation and customer approval, we begin to receive and recognize recurring service fees. For the year ended December 31, 1999, no single customer accounted for more than 10% of our revenues.

   Cost of revenues consists of implementation and service costs. Implementation costs are comprised primarily of salaries for implementation personnel and fees paid to third parties, including bill payment and data processing vendors. Service costs consist primarily of salaries and related personnel expenses, network costs, expenses related to the operation of our data center and fees paid to third parties, including bill payment vendors, data processing vendors and communication services providers. Gross margin is affected by the relative proportion of lower margin implementation fees and higher margin service fees we generate, the mix of products we sell, competitive pricing pressures and the size and complexity of our implementations.

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

   We have recorded aggregate deferred stock-based compensation of $5.5 million through December 31, 1999. The remaining unamortized balance of $3.3 million will be fully amortized by the quarter ended March 31, 2003.

Comparisons of Years Ended December 31, 1998 and December 31, 1999

   Revenues. Revenues increased from $8.2 million for the year ended December 31, 1998 to $17.5 million for the year ended December 31, 1999. This increase was primarily due to the growth in service fees from $5.8 million to $13.4 million. The number of active home banking end users increased over the same period from over 273,000 to approximately 663,000, and implementation fees increased from $2.4 million to $4.1 million.

   Gross Profit. Gross profit increased from $3.0 million for the year ended December 31, 1998 to $6.9 million for the year ended December 31, 1999. Gross margin improved from 36.2% to 39.4% primarily due to leverage of our implementation costs as a result of higher implementation fees generated during the year, and service fees margin improved due to continued end user growth without a corresponding increase in costs. Implementation gross margin decreased from 32.6% to 26.2% and service gross margin improved from 37.8% to 43.5%. Implementation gross margin may vary from one period to another based upon fluctuations in our implementation revenues and increases in our implementation infrastructure.

   Sales, General and Administrative. Sales, general and administrative expenses increased from $4.2 million for the year ended December 31, 1998 to $9.4 million for the year ended December 31, 1999. This increase was primarily due to an increase in sales commissions associated with higher revenues and higher personnel expenses for sales and marketing staff, and to a lesser extent due to our national user conference, corporate branding effort, other promotional expenses and expenses for additional marketing support programs. This increase was also due to increased staffing for finance and accounting, new senior management positions and growth in recruiting and human resources expenses. Sales, general and administrative expenses as a percentage of revenues increased from 50.8% for the year ended December 31, 1998 to 53.8% for the year ended December 31, 1999.

   Research and Development. Research and development expenses increased from $2.6 million for the year ended December 31, 1998 to $4.5 million for the year ended December 31, 1999. This increase was primarily due to higher personnel expenses related to more full-time software engineering staff required for the functional enhancement of existing products, and to a lesser extent due to the development of new products. Research and development expenses as a percentage of revenues decreased from 31.0% for the year ended December 31, 1998 to 26.0% for the year ended December 31, 1999, primarily as a result of an increase in revenues.

   Interest Income. Interest income increased from $262,000 for the year ended December 31, 1998 to $778,000 for the year ended December 31, 1999. This increase was primarily due to higher average cash balances in the year ended December 31, 1999.

   Amortization of Stock-Based Compensation. Amortization of stock-based compensation increased from $844,000 for the year ended December 31, 1998 to $1.2 million for the year ended December 31, 1999. This increase was primarily due to the hiring of new employees and related stock option grants, as well as an increase in the difference between the grant price and the deemed fair value of our common stock.

Comparisons of Years Ended December 31, 1997 and December 31, 1998

   Revenues. Revenues increased from $4.0 million for the year ended December 31, 1997 to $8.2 million for the year ended December 31, 1998. This increase was driven primarily by growth in service fees, which increased from $2.0 million in 1997 to $5.8 million in 1998. To a lesser extent, the increase in revenues during these periods was the result of growth in implementation fees related to new contracts. The total number of active home banking end users rose from 83,000 at December 31, 1997 to 273,000 at December 31, 1998.

   Gross Profit. Gross profit increased from $1.7 million for the year ended December 31, 1997 to $3.0 million for the year ended December 31, 1998. This increase was primarily the result of the increase in revenues, particularly from service fees. Gross margin declined from 43.8% in 1997 to 36.2% in 1998. This decline was primarily due to increased investments in our data center and network operations in order to improve system reliability and significantly enhance customer support, quality assurance and security.

   Sales, General and Administrative. Sales, general and administrative expenses increased from $2.5 million for the year ended December 31, 1997 to $4.2 million for the year ended December 31, 1998. This increase was primarily the result of increases in personnel and personnel-related costs to support our expanded operations.

   Research and Development. Research and development expenses increased from $1.6 million for the year ended December 31, 1997 to $2.6 million for the year ended December 31, 1998. This increase was primarily due to increases in personnel and personnel-related costs, product testing and enhancement, new interface development expenses and expenses related to the completion and commercial release of new products.

   Interest Income. Interest income increased from $89,000 for the year ended December 31, 1997 to $262,000 for the year ended December 31, 1998. This increase was primarily due to higher average cash balances as a result of our Series A preferred stock financing, which concluded in March 1997, and our Series B preferred stock financing, which concluded in February 1998.

   Amortization of Stock-Based Compensation. Amortization of stock-based compensation increased from $151,000 for the year ended December 31, 1997 to $844,000 for the year ended December 31, 1998. This increase was primarily due to the hiring of new employees and related stock option grants, as well as an increase in the difference between the grant price and the deemed fair value of our common stock.

Provision for Income Taxes

   We incurred operating losses from inception through December 31, 1999, and therefore have not recorded any significant provision for income taxes. We have recorded a valuation allowance for the full amount of our net operating loss carry-forwards, as the future realization of the tax benefit is not currently likely.

   As of December 31, 1999, we had net operating loss carry-forwards for federal and state tax purposes of approximately $10.8 million. The state tax loss carry-forwards expire in 2004 and the federal tax loss carry-forwards expire in 2011. Under the provisions of the Internal Revenue Code, certain substantial changes in ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.

Liquidity and Capital Resources

   Since inception, we had financed our operations primarily through the private placement of equity securities, raising approximately $20.8 million. On October 6, 1999, we completed our initial public offering by issuing 4,025,000 shares of common stock (including the exercise of the underwriters' over-allotment option) and realized proceeds, net of underwriting discounts, commissions and issuance costs, of $54.5 million. In conjunction with the initial public offering, our mandatory convertible preferred stock converted to common stock and all warrants to purchase preferred stock became warrants to purchase common stock.

   At December 31, 1999, we had cash and cash equivalents of $42.2 million. We have a $2.0 million equipment leasing line of credit with a bank, under which $892,000 was outstanding at December 31, 1999. At December 31, 1999, we also had an additional $103,000 in equipment financing outstanding with an equipment leasing company.

   Cash used in operating activities was $1.5 million for the year ended December 31, 1997, $2.1 million for the year ended December 31, 1998 and $3.9 million for the year ended December 31, 1999. The increases in cash used in operating activities were primarily due to increases in the net loss.

   Cash used in investing activities was $768,000 for the year ended December 31, 1997, $1.7 million for the year ended December 31, 1998 and $21.3 million for the year ended December 31 1999. The increases in cash used in investing activities were primarily due to infrastructure expansion to meet end user growth and a $6.8 million expenditure for computers and other equipment for our second data center.

   We have no material commitments other than obligations under our credit facilities and operating and capital leases, including a sublease we entered into in August 1999 to occupy additional space in our principal facility in Calabasas, California beginning on December 1, 1999. See note 12 of notes to financial statements included elsewhere in this report. Commitments under our new facility sublease are $528,000 for the next three years. Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing efforts. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related data center equipment, and personnel.

   We believe that our cash and cash equivalents balances and funds available under our existing lines of credit, together with the proceeds of this offering, will be sufficient to satisfy our cash requirements for at least the next 18 months. We intend to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment grade securities.

   On November 21, 1999, we announced the signing of a definitive agreement to acquire nFront, Inc., a publicly traded company. The acquisition received regulatory and stockholder approval on February 10, 2000. Under the terms of the acquisition, which has been accounted for as a pooling of interests, we exchanged 8,253,735 shares of our common stock for 14,255,194 shares of nFront common stock. Additionally, we converted 1,084,741 nFront stock options into 627,926 of our stock options. We expect to record a one-time charge in the first quarter of 2000 relating to non-recurring merger costs of $12.1 million, consisting of $11.1 million of direct transaction costs, comprised primarily of investment banking, legal, printing, registration, and accounting fees, and $1.0 million of other merger-related expenses, comprised primarily of severance and closing costs of redundant functions and operations.

Impact of Year 2000

   Many computers, software and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems may have failed to operate or produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems were commonly referred to as the "Year 2000" problem.

   The Year 2000 problem affects the computers, software and other equipment that we use, operate or maintain for our operations, and services provided by third-party vendors. As a result, we formalized our Year 2000 compliance plan, which was implemented by a team of employees led by our internal information technology staff. This staff was responsible for monitoring the assessment, including potential effects and costs, of our Year 2000 projects and remediation of any Year 2000 problems. As part of our Year 2000 compliance plan, we contacted our third-party vendors of products and services integrated into our products to identify and, to the extent possible, resolve issues relating to the Year 2000 problem. To date, we have not experienced any significant Year 2000 problems in our operations or services provided by third-party vendors. However, we cannot assure you that problems will not develop in the future.

   Our costs to address Year 2000 compliance have been approximately $250,000 and are included in operating expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Financial statements are submitted as a separate section of this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Certain information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2000 Annual Meeting of Stockholders expected to be filed with the Securities and Exchange Commission not later than April 31, 2000 (the "2000 Proxy Statement") under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Executive Officers and Directors

   The following table sets forth information regarding our executive officers and directors as of December 31, 1999:

               Name              Age                 Position
               ----              ---                 --------
   John Dorman.................   49 Chairman of the Board, Chief Executive
                                     Officer and President
   Paul Fiore..................   35 Executive Vice President, Co-Founder and
                                     Director
   Mehariar Hasan..............   41 Vice President, Product Management
   Daniel Jacoby...............   34 Vice President, Chief Technology Officer
                                     and Co-Founder
   Kevin McDonnell.............   38 Vice President, Finance, Chief Financial
                                     Officer and Secretary
   Steven Reich................   40 Vice President, Sales and Marketing
   Stephen Zarate..............   53 Vice President and Chief Information
                                     Officer

   John Dorman. Mr. Dorman has been our President and Chief Executive Officer and a director since October 1998. Mr. Dorman was appointed Chairman of the Board in June 1999. Prior to his appointment as our President and Chief Executive Officer, Mr. Dorman was Senior Vice President for Oracle Worldwide Financial Services from August 1997 to October 1998. Prior to joining Oracle, Mr. Dorman was founder, President, and Chief Executive Officer of Treasury Services Corporation, known as TSC, a provider of management information solutions to the financial services industry, from 1983 to 1997. TSC was sold to Oracle in 1997. Prior to serving at TSC, Mr. Dorman spent 11 years in the banking industry as a senior financial executive for Union Bank of California. Mr. Dorman holds a BA degree in business administration and philosophy from Occidental College and an MBA in finance from the University of Southern California.

   Paul Fiore. Mr. Fiore is a co-founder of Digital Insight and has served as our Executive Vice President since October 1998 and as a director since March 1997. From March 1997 to October 1998, Mr. Fiore was President of Digital Insight and from July 1995 to March 1997, Mr. Fiore served as President of Digital Insight LLC, the predecessor of Digital Insight. Prior to co-founding Digital Insight LLC in July 1995, Mr. Fiore was Vice President, Strategy & Plans for XP Systems, and a provider of turnkey data processing solutions for credit unions, from March 1994 to July 1995. Before joining XP Systems, Mr. Fiore was Vice President and Chief Financial Officer for AT&T Employees Federal Credit Union from October 1989 to March 1994. Prior to joining AT&T, Mr. Fiore was a financial analyst for Lehman Brothers. Mr. Fiore graduated from New York University with a BS degree in management and finance.

   Mehariar Hasan. Mr. Hasan joined Digital Insight as Vice President, Product Management in July 1999. Prior to joining Digital Insight, Mr. Hasan was Senior Vice President, Strategic Marketing for Transamerica Corporation from June 1996 to July 1999. Prior to joining Transamerica, Mr. Hasan served as Director of Consulting for TSC, a provider of management information solutions to the financial services industry, from November 1994 to June 1996. Prior to joining TSC, Mr. Hasan served in a variety of management roles for American Savings Bank from November 1986 to November 1994. Mr. Hasan holds a BA in Economics and an MS in Finance from the University of Arizona.

   Daniel Jacoby. Mr. Jacoby is a co-founder of Digital Insight and has served as Vice President and Chief Technology Officer since March 1997. From July 1995 to March 1997, Mr. Jacoby served as Chief Technology Officer of Digital Insight LLC. Prior to co-founding Digital Insight in 1995, Mr. Jacoby served in various technical and managerial positions for XP Systems from February 1989 to June 1995. Mr. Jacoby holds a BS degree in biomechanical engineering from the University of California, San Diego.

   Kevin McDonnell. Mr. McDonnell joined Digital Insight as Vice President, Chief Financial Officer and Secretary in March of 1999. Prior to joining Digital Insight, Mr. McDonnell was Executive Vice President and Chief Financial Officer for Rockford Industries, a specialty finance company, from July 1997 to February 1999. From October 1995 to July 1997, Mr. McDonnell served as Vice President and Chief Financial Officer for Printrak International, a provider of automated fingerprint identification systems. From October 1992 to October 1995, Mr. McDonnell served as Vice President and Chief Financial Officer of Mobile Technology, Inc., a medical services company. Mr. McDonnell has a BA degree in business administration from Loyola Marymount University and a JD degree from Loyola Law School.

   Steven Reich. Mr. Reich joined Digital Insight as Vice President of Sales and Marketing in May 1998. Prior to joining Digital Insight, Mr. Reich served as a management consultant and spent ten years from 1987 to 1997 with TSC, a provider of management information solutions to the financial services industry, in a variety of management roles. Before joining TSC, Mr. Reich worked at the consulting firm of Kaplan Smith and Associates as a Senior Consulting Associate. He holds a BS degree in business administration from Arizona State University and an MBA from Claremont Graduate School.

   Stephen Zarate. Mr. Zarate has served as Vice President and Chief Information Officer since March 1999. Prior to joining Digital Insight, Mr. Zarate was Chief Information Officer for PeopleSoft from June 1993 to March 1999, where he was responsible for the company's worldwide internal applications, communications, infrastructure and technology. Prior to joining PeopleSoft, Mr. Zarate was the Managing Director of Golden Gate Bank from October 1988 to April 1993. Mr. Zarate has a BA degree in political science and history from San Francisco State University.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference from the information contained in the 2000 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference from the information contained in the 2000 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference from the information contained in the 2000 Proxy Statement under the caption "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial Statements and Schedule

   The financial statements are submitted as a separate section of this Annual Report beginning on page F-1.

   The financial statement schedules have been omitted because they are not applicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

   (b) Reports on Form 8-K

   On November 22, 1999, we filed a Form 8-K regarding the merger between Digital Insight Corporation and nFront, Inc. of Norcross, Georgia.

   (c) Exhibits

   The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

 Exhibit
  Number                               Description
 -------                               -----------
  2.1***  Agreement and Plan of Merger and Reorganization by and among Digital
          Insight Corporation, Black Transitory Corporation and nFront, Inc.,
          as amended.
  3.1*    Third Amended and Restated Certificate of Incorporation of the
          Registrant, as currently in effect.
  3.2*    Restated Bylaws of the Registrant, as currently in effect.
  4.1*    Specimen Common Stock certificate.
  4.2     Third Amended and Restated Rights Agreement, dated as of February 10,
          2000, between the Registrant and the parties named therein.
  4.3*    Warrant to Purchase Stock, dated February 18, 1999, issued to Silicon
          Valley Bank.
  4.4*    Warrant Agreement, dated January 31, 1998, issued to Comdisco, Inc.
  4.5     Shareholder Agreement, dated as of May 13, 1998, as amended.
 10.1*    Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.
 10.2*    Stock Option Agreement, dated October 13, 1998, between John Dorman and the Registrant.
 10.3*    Stock Option Agreement, dated March 30, 1999, between Kevin McDonnell and the Registrant.
 10.4*    Stock Option Agreement, dated March 30, 1999, between Stephen Zarate and the Registrant.
 10.5*    1997 Stock Plan.
 10.6*    1999 Stock Plan and related agreements, as amended.
 10.7*    1999 Employee Stock Purchase Plan and related agreements.
 10.8*    Commercial Office Lease by and between Arden Realty Limited
          Partnership, a Maryland Limited Partnership and the Registrant, dated
          August 4, 1997.
 10.9*    Master Lease Agreement, dated March 1, 1999, between the Registrant and Silicon Valley Bank.
 10.10*   Internet Data Center Services Agreement, dated March 1, 1999, between the Registrant and Exodus Communications, Inc.
 10.11+/* Moneyline Express (M&I) Agreement, dated February 27, 1997.

 10.12+/** License Agreement with HNC Software Inc.
 11.1 Statement of computation of net loss per share and pro forma net loss per share (see note 1 of notes to financial statements).
 21.1      List of Subsidiaries of the Registrant.
 23.1      Consent of PricewaterhouseCoopers LLP, Independent Accountants.
 27.1      Financial Data Schedule.

--------
  + Confidential treatment has been granted for portions of these agreements.
    Omitted portions have been filed separately with the Commission.
  * Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 333-81547), which was declared effective on September 30, 1999.
 ** Incorporated by reference to the exhibits filed with the Registrant's
    Quarterly Report on Form 10-Q for the period ending September 30, 1999.
*** Incorporated by reference to the exhibits filed with the Registrant's
    Registration Statement on Form S-4 (File No. 333-94341), filed on January 10, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2000                     Digital Insight Corporation

                                                      /s/ John Dorman
                                          By: _________________________________
                                                        John Dorman
                                                 Chairman of the Board of
                                            Directors, Chief Executive Officer
                                                       and President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                             Title                     Date
              ---------                             -----                     ----
           /s/ John Dorman            Chairman of the Board, Chief       March 27, 2000
  ___________________________________  Executive Officer and President
              John Dorman              (Principal Executive Officer)

         /s/ Kevin McDonnell          Senior Vice President, Finance &   March 27, 2000
  ___________________________________  Administration, Chief Financial
            Kevin McDonnell            Officer and Secretary (Principal
                                       Financial and Accounting
                                       Officer)
            /s/ Paul Fiore                                               March 27, 2000
  ___________________________________ Executive Vice President,
               Paul Fiore              New Ventures and Director

            /s/ John Jarve
  ___________________________________
               John Jarve             Director                           March 27, 2000

          /s/ James McGuire
  ___________________________________
             James McGuire            Director                           March 27, 2000

           /s/ Robert North
  ___________________________________
              Robert North            Director                           March 27, 2000

   /s/ Brady L. "Tripp" Rackley III
  ___________________________________
      Brady L. "Tripp" Rackley III    Vice Chairman                      March 27, 2000

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of PricewaterhouseCoopers LLP, Independent Accountants.............. F-2
Balance Sheets............................................................. F-3
Statements of Operations................................................... F-4
Statement of Stockholders' Deficit......................................... F-5
Statements of Cash Flows................................................... F-6
Notes to Financial Statements.............................................. F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Digital Insight Corporation

   In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Digital Insight Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Woodland Hills, California
January 28, 2000, except as to note 13,
 as to which the date is March 6, 2000

                          DIGITAL INSIGHT CORPORATION

                                 BALANCE SHEETS
                        (in thousands except share data)

                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
                                   ASSETS
                                   ------
Current assets:
  Cash and cash equivalents................................. $ 42,249  $ 4,758
  Short-term investments....................................   15,841      --
  Accounts receivable, net..................................    4,276      356
  Tax refund receivable.....................................      --        73
  Inventory.................................................      162      --
  Accumulated implementation costs..........................       21      135
  Other current assets......................................    1,327       80
                                                             --------  -------
    Total current assets....................................   63,876    5,402
Property and equipment, net.................................    7,381    2,353
Deposits....................................................      119      240
Intangible assets, net......................................      --        53
Other assets................................................       62       29
                                                             --------  -------
                                                             $ 71,438  $ 8,077
                                                             ========  =======
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------
Current liabilities
  Accounts payable.......................................... $  1,876  $   214
  Accrued compensation and related benefits.................    2,099      542
  Current portion of lease obligation.......................      360       71
  Customer deposits.........................................    3,293    1,036
  Other accruals............................................    1,012      472
                                                             --------  -------
    Total current liabilities...............................    8,640    2,335
Long-term portion of lease obligation.......................      393       82
                                                             --------  -------
                                                                9,033    2,417
                                                             --------  -------
Commitments and contingencies (Note 11).....................
Mandatorily redeemable convertible preferred stock: $.001
 par value, 4,846,496 and 3,973,641 shares authorized; zero
 and 3,951,419 shares issued and outstanding, respectively..      --    12,444
Stockholders' equity (deficit):
  Preferred stock; $.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding.............
  Common stock; $.001 par value, 100,000,000 and 16,250,000
   shares authorized; 14,766,184 and 5,621,156 shares issued
   and outstanding, respectively............................       15        6
  Additional paid-in-capital................................   81,371    3,977
  Notes receivable from stockholders........................     (216)    (201)
  Deferred stock-based compensation.........................   (3,279)  (2,732)
  Accumulated deficit.......................................  (15,486)  (7,834)
                                                             --------  -------
    Total stockholders' equity (deficit)....................   62,405   (6,784)
                                                             --------  -------
                                                             $ 71,438  $ 8,077
                                                             ========  =======

                See accompanying notes to financial statements.

                          DIGITAL INSIGHT CORPORATION

                            STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                 Year Ended December 31,
                                              --------------------------------
                                                 1999       1998       1997
                                              ----------  ---------  ---------
Revenues:
  Implementation fees.......................  $    4,142  $   2,420  $   1,926
  Service fees..............................      13,364      5,810      2,046
                                              ----------  ---------  ---------
    Total revenues..........................      17,506      8,230      3,972
                                              ----------  ---------  ---------
Cost of revenues:
  Implementation............................       3,058      1,631      1,217
  Service...................................       7,545      3,616      1,014
                                              ----------  ---------  ---------
    Total cost of revenues..................      10,603      5,247      2,231
                                              ----------  ---------  ---------
Gross profit................................       6,903      2,983      1,741
                                              ----------  ---------  ---------
Operating expenses:
  Sales, general and administrative.........       9,420      4,183      2,516
  Research and development..................       4,546      2,555      1,612
  Amortization of stock-based compensation..       1,221        844        151
                                              ----------  ---------  ---------
    Total operating expenses................      15,187      7,582      4,279
                                              ----------  ---------  ---------
Loss from operations........................      (8,284)    (4,599)    (2,538)
Interest and other income, net..............         778        243         86
                                              ----------  ---------  ---------
Net loss....................................  $   (7,506) $  (4,356) $  (2,452)
                                              ==========  =========  =========
Basic and diluted net loss per share........  $     (.97) $    (.85) $    (.49)
                                              ==========  =========  =========
Shares used to compute basic and diluted net
 loss per share.............................   7,764,762  5,108,444  5,000,000
                                              ==========  =========  =========
Pro forma basic and diluted net loss per
 share......................................  $     (.68) $    (.50)
                                              ==========  =========
Shares used to compute pro forma basic and
 diluted net loss per share.................  11,001,239  8,712,463
                                              ==========  =========



                 See accompanying notes to financial statements

                          DIGITAL INSIGHT CORPORATION

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                        (in thousands except share data)

                                     Common Stock    Additional Stockholders'   Deferred                   Total
                          Members' -----------------  Paid-In       Notes     Stock-Based  Accumulated Stockholders'
                          Capital    Shares   Amount  Capital    Receivable   Compensation   Deficit      Deficit
                          -------- ---------- ------ ---------- ------------- ------------ ----------- -------------
Balance at December 31,
 1996...................   $  27          --   $--    $   --        $ --        $   --      $    --       $   --
Contribution of
 capital................     192          --    --        --          --            --           --           --
Distribution............     (50)         --    --        --          --            --           --           --
LLC loss from January 1,
 1997 through March 17,
 1997...................     (23)         --    --        --          --            --           --           --
Conversion of members'
 capital to Series A
 preferred and common
 stock..................    (146)   5,000,000     5       --          --            --        (1,049)      (1,044)
Stock options exercised
 with note receivable ..     --       618,500     1       185        (186)          --           --           --
Deferred stock-based
 compensation...........     --           --    --      1,809         --         (1,809)         --           --
Amortization of deferred
 stock-based
 compensation...........     --           --    --        --          --            151          --           151
Net loss................     --           --    --        --          --            --        (2,429)      (2,429)
                           -----   ----------  ----   -------       -----       -------     --------      -------
Balance at December 31,
 1997...................     --     5,618,500     6     1,994        (186)       (1,658)      (3,478)      (3,322)
Interest on stockholder
 notes..................     --           --    --        --          (15)          --           --           (15)
Stock options
 exercised..............     --         2,656   --          1         --            --           --             1
Warrants to purchase
 Series A preferred
 stock..................     --           --    --         64         --            --           --            64
Deferred stock-based
 compensation...........     --           --    --      1,918         --         (1,918)         --           --
Amortization of deferred
 stock-based
 compensation...........     --           --    --        --          --            844          --           844
Net loss................     --           --    --        --          --            --        (4,356)      (4,356)
                           -----   ----------  ----   -------       -----       -------     --------      -------
Balance at December 31,
 1998...................     --     5,621,156     6     3,977        (201)       (2,732)      (7,834)      (6,784)
Interest on stockholder
 notes..................     --           --    --        --          (15)          --           --           (15)
Stock options
 exercised..............     --       344,573   --        204         --            --           --           204
Warrants to purchase
 Series B preferred
 stock..................     --           --    --        147         --            --           --           147
Repurchase of Series A
 preferred stock........     --           --    --        --          --            --          (146)        (146)
Deferred stock-based
 compensation...........     --           --    --      1,768         --         (1,768)         --           --
Amortization of deferred
 stock-based
 compensation...........     --           --    --        --          --          1,221          --         1,221
Conversion of
 mandatorily redeemable
 convertible preferred
 stock to common stock..     --     4,775,455     5    20,825         --            --           --        20,830
Issuance of common stock
 in initial public
 offering...............     --     4,025,000     4    54,450         --            --           --        54,454
Net loss................     --           --    --        --          --            --        (7,506)      (7,506)
                           -----   ----------  ----   -------       -----       -------     --------      -------
Balance at December 31,
 1999...................   $ --    14,766,184  $ 15   $81,371       $(216)      $(3,279)    $(15,486)     $62,405
                           =====   ==========  ====   =======       =====       =======     ========      =======

                See accompanying notes to financial statements.

                          DIGITAL INSIGHT CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     --------  -------  -------
Cash flows from operating activities:
 Net loss..........................................  $ (7,506) $(4,356) $(2,452)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
 Depreciation and amortization.....................     1,326      587      166
 Amortization of debt issuance cost................        60       20      --
 Amortization of deferred stock-based
  compensation.....................................     1,221      844      151
 Interest income on stockholder notes..............       (15)     (15)     --
 Net loss from sale of property and equipment......       --        33      --
 Changes in operating assets and liabilities:
 Accounts receivable...............................    (3,920)     410     (654)
 Tax refund receivable.............................        73      --       (73)
 Inventory.........................................      (162)     --       --
 Accumulated implementation costs..................       114      (64)     (43)
 Other assets......................................    (1,193)     (18)     (36)
 Deposits..........................................       121      --      (240)
 Accounts payable..................................     1,662     (373)     582
 Accrued compensation and related benefits.........     1,557      451       12
 Customer deposits.................................     2,257      251      779
 Other accruals....................................       540      119      341
                                                     --------  -------  -------
  Net cash used in operating activities............    (3,865)  (2,111)  (1,467)
                                                     --------  -------  -------
Cash flows used in investing activities:
 Proceeds from sale of assets......................       --        29      --
 Acquisition of property and equipment.............    (5,478)  (1,774)    (488)
 Disposal of equipment.............................        69      --       --
 Purchase of short-term investments................   (15,841)     --       --
 Acquisition of customer base......................       --       --      (280)
                                                     --------  -------  -------
  Net cash used in investing activities............   (21,250)  (1,745)    (768)
                                                     --------  -------  -------
Cash flows provided by financing activities:
 Principal payments on lease obligations...........      (292)    (273)     --
 Distribution......................................       --       --       (50)
 Proceeds form issuance of common stock............    54,454        1      --
 Proceeds from exercise of stock options...........       204      --       --
 Proceeds from issuance of Series A preferred
  stock............................................       --       --     3,143
 Proceeds from issuance of Series B preferred
  stock............................................       --     8,000      --
 Proceeds from issuance of Series C preferred
  stock............................................     8,440      --       --
 Repurchase of Series A preferred stock............      (200)     --       --
                                                     --------  -------  -------
  Net cash provided by financing activities........    62,606    7,728    3,093
                                                     --------  -------  -------
Net increase in cash and cash equivalents..........    37,491    3,872      858
Cash and cash equivalents, beginning of period.....     4,758      886       28
                                                     --------  -------  -------
Cash and cash equivalents, end of period...........  $ 42,249  $ 4,758  $   886
                                                     ========  =======  =======
Supplementary disclosures of cash flow information:
 Cash paid during the year for interest............  $    --   $    12  $   --
 Non-cash financing activities:....................
 Capital lease obligations incurred................       892      293      133
 Series A warrants issued in conjunction with
  capital lease....................................       --        64      --
 Series B warrants issued in conjunction with
  capital lease....................................       147      --       --
 Conversion of members' capital to Series A
  preferred and common stock.......................       --       --     1,305
 Notes receivable from stockholders................       --       --       186
 Conversion of mandatorily redeemable convertible
  preferred stock to common stock..................    20,830      --       --

                 See accompanying notes to financial statements

                          DIGITAL INSIGHT CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

   Digital Insight Corporation (the "Company"), incorporated in March 1997, provides Internet banking services to credit unions, small to mid-sized banks and savings and loans. Its Internet banking services include home banking for individual customers, business banking for commercial customers, a target marketing program to increase financial services to end users, and customized web site design and implementation services. Substantially all of the Company's revenues are derived from these services.

   The Company originally operated as Digital Insight LLC, a Minnesota limited liability company, which was formed in July 1995. On March 18, 1997, all members of Digital Insight LLC converted their capital balances to shares of Series A mandatorily redeemable convertible preferred and common stock of Digital Insight Corporation, a Delaware corporation, in accordance with a Member Control Agreement.

Cash equivalents and short-term investments

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, and investments maturing in 12 months or less to be short-term investments. Cash equivalents at December 31, 1999 consist of money-market funds and commercial paper totaling $40,842,000. At December 31, 1999, the Company had short-term investments of $15,841,000. The Company classifies, at the date of acquisition, its short-term investments into categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Currently, the Company classifies its short-term investments as held to maturity. These securities are stated at amortized cost plus accrued interest. Net unrealized gains (losses) on held-to-maturity investments have not been recognized in the accompanying financial statements. Net realized gains on short-term investments for the year ended December 31, 1999 were $758,000.

Inventories

   Inventories, which consist principally of finished goods, are stated at the lower of cost or market, cost being determined under the first-in, first-out method.

Property and equipment

   Property and equipment are stated at cost, less accumulated depreciation and amortization. Assets held under capital leases are recorded at the present value of the minimum lease payments at lease inception. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years.

Use of estimates

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Revenue recognition

   Recurring fees are recognized as services are provided, and relate to the number of end users or end user transactions and for hosting and maintaining web sites. One-time implementation fees consist of salaries for implementation personnel and fees for third parties, including bill payment and data processing vendors. These

                          DIGITAL INSIGHT CORPORATION
fees are recognized upon completion of implementation and customer approval. Implementation generally occurs over a two to four month period. Costs and related revenues are deferred on the balance sheet until that time. Accumulated implementation costs consist primarily of salaries for implementation personnel in advance of related billings. Losses on implementation, if any, are recognized in the period when such losses are identified.

Income taxes

   The Company accounts for income taxes under the liability method. Deferred income tax assets are provided for as temporary differences between financial and income tax reporting. The Company has not recorded any deferred tax assets or liabilities prior to the conversion of members' capital pursuant to the Member Control Agreement, since Digital Insight LLC was a limited liability company treated as a partnership for federal and Minnesota income tax purposes. As a result, prior to March 18, 1997, federal and Minnesota income tax attributes passed to the Digital Insight LLC members.

Stock-based compensation

   SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation for stock options is measured as the excess, if any, of the fair market value of the Company's stock price at the date of grant as determined by the Board of Directors over the amount an employee must pay to acquire the stock.

Research and development

   Research and development costs are charged to operations as incurred.

Comprehensive income

   Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes the Company's net losses and all other changes in equity during a period from non-owner sources. To date, the Company has not had any material transactions that are required to be reported as other comprehensive income.

Net loss per share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share," and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Shares of common stock issued in connection with the conversion of members' capital pursuant to the Member Control Agreement have been considered outstanding for all periods presented. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of Series A, Series B, and Series C mandatorily redeemable convertible preferred stock.

                          DIGITAL INSIGHT CORPORATION

   Pursuant to SAB 98, common shares issued in each of the periods presented for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No such shares have been issued.

   The following table sets forth the computation of basic and diluted net loss per share for the years indicated (in thousands, except share and per share data):

                                               Year Ended December 31,
                                           ----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  ----------
   Numerator:
     Net loss............................. $   (7,506) $  (43,256) $   (2,452)
                                           ----------  ----------  ----------
       Weighted average shares............  8,085,705   5,348,183   5,000,000
       Weighted average unvested common
        shares subject to repurchase......   (320,943)   (239,739)
                                           ----------  ----------  ----------
     Denominator for basic and diluted
      calculation.........................  7,764,762   5,108,444   5,000,000
                                           ----------  ----------  ----------
     Net loss per share:
       Basic and diluted.................. $     (.97) $     (.85) $     (.49)
                                           ==========  ==========  ==========

   The following table sets forth common stock equivalents that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                    1999      1998      1997
                                                  --------- --------- ---------
   Weighted average effect of common stock
    equivalents:
     Series A mandatorily redeemable convertible
      preferred stock...........................         -- 1,645,944 1,307,736
     Series B mandatorily redeemable convertible
      preferred stock...........................         -- 1,958,075       --
     Warrants...................................     46,372    21,065       --
     Unvested common shares subject to
      repurchase................................    320,943   239,739       --
     Employee stock options.....................  1,866,452 1,086,292   439,923
                                                  --------- --------- ---------
                                                  2,233,767 4,951,115 1,747,659
                                                  ========= ========= =========

Pro forma net loss per share (unaudited)

   Pro forma net loss per share for the years ended December 31, 1999 and 1998 is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's mandatorily redeemable convertible Series A, Series B, and Series C preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred on January 1, 1999 and January 1, 1998, or at date of original issuance, if later. The resulting pro forma adjustment includes increases in the weighted average shares used to compute basic and diluted net loss per share of 3,236,477 and 3,604,019, respectively, for the years ended December 31, 1999 and 1998.

Intangible assets

   Intangible assets include a non-compete agreement and an acquired customer base. The non-compete agreement is being amortized over the term of the agreement, which is two years. The acquired customer base is being amortized over one year. All intangibles are amortized using the straight-line method.

                          DIGITAL INSIGHT CORPORATION

Long-lived assets

   In 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." The statement requires the recognition of an impairment loss on a long-lived asset held for use when events and circumstances indicate that the estimate of undiscounted future cash flows expected to be generated by the asset are less than its carrying amount.

Fair value of financial instruments

   The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accumulated implementation costs, deposits and other assets, accounts payable, accrued and other current liabilities. The carrying value of these financial instruments approximates fair value due to their short-term nature. The carrying value of the Company's capital lease obligations approximates their fair values given their market rates of interest and maturity schedules.

Concentration of credit risk

   The market for Internet banking in the United States, in which the Company operates, is characterized by rapid technological developments, frequent new product introductions and changes in end user requirements. The Company's future success will depend on its ability to develop, introduce and market enhancements to its existing products and services, to introduce new products and services in a timely manner which meet customer requirements and to respond to competitive pressures and technological advances. Further, the emergence of new industry standards, whether through adoption by official standards committees or widespread use by financial institutions or other financial institution data processing vendors, could require the Company to redesign its products and services.

   During the years ended December 31, 1999, 1998 and 1997, no customer accounted for more than 10% of net revenues or net accounts receivable.

   The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the number of its customers and geographic sales areas. The Company maintains a provision for potential credit losses, and write-offs of accounts receivable were insignificant during the years ended December 31, 1999, 1998 and 1997.

   The Company from time to time maintains a substantial portion of its cash and cash equivalents in money market accounts with one financial institution. The Company has not experienced any significant losses on its cash equivalents.

New accounting standards

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity and does not expect adoption of this new standard to have a significant impact on the Company.

   In December 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and

                          DIGITAL INSIGHT CORPORATION
provides guidance for disclosure related to revenue recognition policies. At this time, the Company is still assessing the impact of SAB 101 and its effect (if any) on the Company's financial position, results of operations and cash flows.

Capitalized Software Costs

   The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized computer software costs consist of a purchased software license and implementation costs. Costs capitalized at December 31, 1999 of $1,032,000 are included in construction in progress. The capitalized software costs will be amortized on a straight-line method over a period of three years. No amortization has been charged for the years ended December 31, 1999, 1998, and 1997.

2. RELATED PARTY TRANSACTIONS

   The Company paid royalties totaling $167,000, $162,000 and $37,000 for the years ended December 31, 1999, 1998 and 1997, respectively, to a business partner who is also a stockholder.

   The Company paid $169,000 and $60,000 for the years ended December 31, 1998 and 1997, respectively, to a business partner who is also a stockholder, primarily for employee medical benefits coverage under the affiliates plan and other reimbursable costs. No such payments were made in 1999.

   The Company entered into a Software License Agreement (the "Agreement") with a software company whose CEO and Director is also a director of the Company. The Agreement is for the license of customized software for approximately $1.4 million, plus additional implementation, and usage fees based on user volume.

3. BALANCE SHEET COMPONENTS

                                                                   December 31,
                                                                   ------------
                                                                    1999   1998
                                                                   ------- ----
   Short-term investments (in thousands):
     U.S. government obligations.................................. $11,939 $ --
     Commercial paper.............................................   3,902   --
                                                                   ------- ----
                                                                   $15,841 $ --
                                                                   ======= ====

   Property and equipment includes the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1999     1998
                                                                -------  ------
   Construction in progress.................................... $ 1,125  $  --
   Leasehold improvements......................................     420     282
   Data processing equipment...................................   6,800   2,128
   Furniture and fixtures......................................     964     597
                                                                -------  ------
                                                                  9,309   3,007
   Less accumulated depreciation and amortization..............  (1,928)   (654)
                                                                -------  ------
                                                                $ 7,381  $2,353
                                                                =======  ======

   Assets acquired under capitalized lease obligations are included in property and equipment and totaled $1,105,000 and $213,000 with related accumulated amortization of $272,000 and $85,000 at December 31, 1999 and 1998, respectively.

                          DIGITAL INSIGHT CORPORATION

4. ACQUISITION

   On August 18, 1997, the Company acquired the customer base of RJE Internet Services, Inc. ("RJE"). RJE develops, hosts and maintains web sites. The acquisition of this customer base was accounted for as a purchase. The results of operations and cash flows of the acquisition have been included from the date of the acquisition of the customer base. The purchase price of the customer base totaled $100,000 plus $180,000 for a covenant not to compete. The customer base was fully amortized at December 31, 1998. Accumulated amortization of the covenant not to compete totaled $180,000 and $128,000 at December 31, 1999 and 1998, respectively.

5. INCOME TAXES

   Prior to March 18, 1997, Digital Insight was a limited liability company that was treated as a partnership for federal and Minnesota income tax purposes. As a result, all federal and Minnesota tax matters for Digital Insight LLC, prior to March 18, 1997, are the responsibility of the members.

   As of December 31, 1999 and 1998, the Company had net operating loss carry-forwards for federal and state purposes of $10,752,112 and $5,395,411, respectively. Federal and state net operating loss carry-forwards begin to expire in the years 2011 and 2004, respectively.

   Given its history of operating losses, the Company has recorded a full valuation allowance against its deferred tax assets generated from operating losses because it is more likely than not that the deferred tax benefits will not be utilized. Accordingly, the accompanying statements of operations include no benefit for income taxes.

   The components of the Company's deferred taxes are (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
   Net operating loss carryforwards............................. $4,222  $2,093
   Research credit carryforwards................................    702     392
   Stock compensation...........................................    879     398
   Accruals and reserves........................................    555     171
                                                                 ------  ------
   Gross deferred tax assets....................................  6,358   3,054
                                                                 ------  ------
   Gross deferred tax liabilities...............................     --     --
                                                                 ------  ------
   Net deferred tax assets......................................  6,358   3,054
                                                                 ------  ------
   Deferred tax asset valuation allowance....................... (6,358) (3,054)
                                                                 ------  ------
   Deferred tax assets.......................................... $   --  $  --
                                                                 ======  ======


6. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

   Mandatorily redeemable convertible preferred stock at December 31, 1998 consists of the following:

                                                                     Issued and
                                                          Authorized Outstanding
                                                          ---------- -----------
   Series A.............................................. 1,668,166   1,645,944
   Series B.............................................. 2,305,475   2,305,475
                                                          ---------   ---------
                                                          3,973,641   3,951,419
                                                          =========   =========

                          DIGITAL INSIGHT CORPORATION

   In May 1999, the Company completed the private placement of 844,036 shares of its Series C mandatorily redeemable convertible preferred stock at a price per share of $10.00. The holders of mandatorily redeemable convertible preferred stock were entitled to voting rights equivalent to the number of shares of common stock into which it was convertible. In addition, holders of Series A, Series B, and Series C mandatorily redeemable convertible preferred stock were entitled to receive noncumulative dividends at the per annum rate of $0.24, $0.31 and $0.90 per share, respectively, when and if declared by the Board of Directors, as well as a liquidation preference of $2.70, $3.47 and $10.00 per share, respectively, in the event of the dissolution of the Company.

   In June 1999, the Company repurchased 20,000 shares of Series A mandatorily redeemable convertible preferred stock at $10.00 per share from a former executive officer.

   All shares of Series A, Series B and Series C mandatorily redeemable convertible preferred stock were converted into common stock upon the closing of the Company's initial public offering in October 1999.

7. NOTES RECEIVABLE FROM STOCKHOLDERS

   Effective October 23, 1997, under the Company's 1997 Stock Plan, two officers of the Company exercised their options to purchase 309,250 shares each, of the Company's common stock. In consideration, each officer executed a note payable to the Company for $93,000. The note is payable at the earlier of ten years from the date of execution or 30 days after termination. Interest is being charged at the rate of 7% per annum. Interest income realized for the years ended December 31, 1999, 1998 and 1997 on the loans was $15,000, $15,000 and $0, respectively. The officers have the option to prepay all or any portion of the principal or interest without penalty.

8. PREFERRED STOCK WARRANTS

   In connection with certain borrowings in 1999 and 1998, the Company issued warrants to purchase Series A and Series C mandatorily redeemable convertible preferred stock which, after conversion, resulted in warrants to purchase 22,222 and 28,819 shares of common stock for $2.70 and $3.47 per share, respectively. Such warrants expire through 2006. Using the Black-Scholes pricing model, the Company estimated that the aggregate fair value of the warrants was $211,000. The Company recognized $60,000 and $20,000 of interest expense associated with these warrants for the years ended December 31, 1999 and 1998, respectively.

   In connection with the Company's initial public offering, the warrants were converted to warrants to purchase common stock. Warrants to purchase 51,041 shares of common stock remain outstanding at December 31, 1999.

9. COMMON STOCK

   In June 1999, the Board of Directors approved a resolution to increase the number of shares of authorized common stock to 100,000,000 shares.

   In October 1999, the Company completed its initial public offering of 4,025,000 shares of common stock for net proceeds of approximately $54.5 million.

                          DIGITAL INSIGHT CORPORATION

10. STOCK-BASED COMPENSATION PLANS

   In August 1997, the Company adopted the 1997 Stock Plan (the "1997 Plan"). The 1997 Plan provides for the granting of stock options and common stock to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISOs") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSOs") may be granted to Company employees and consultants. As of December 31, 1999, the Company has reserved 3,000,000 shares of common stock for issuance under the 1997 Plan.

   In June 1999, the Company adopted the 1999 Stock Incentive Plan (the "1999 Plan") and has reserved 1,500,000 shares of common stock for issuance under the 1999 Plan. Shares not yet issued under the 1997 Plan are also available under the 1999 Plan. The 1999 Plan allows grants of ISOs, NSOs and restricted stock to employees, non-employee board members and consultants.

   Options under the Plans may be granted for periods of up to ten years, with the exception of an ISO granted to an optionee who owns stock representing more than 10% of the voting power of all classes of stock of the parent or subsidiary, in which case the term of the option shall be five years, and at prices no less than 85% of the estimated fair value of the shares on the date of grant, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options generally vest in monthly installments over four years following the date of grant, subject to the optionee's continuous service. However, for first time grants, the initial vesting shall occur twelve months from the vesting start date, at which time 25% of the shares will be vested. The remaining shares are vested over the remaining three years.

   Effective June 21, 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 300,000 shares of Common Stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's common stock on every May 1 and November 1. The price of the common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the offering date of each two year offering period or the specified purchase date. No shares have been purchased under the Purchase Plan for the year ended December 31, 1999.

                          DIGITAL INSIGHT CORPORATION

Fair value disclosures

   The Company applies the provisions of APB 25 and related interpretations in accounting for employee stock-based compensation arrangements. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards under the method prescribed by SFAS No. 123, for the years ended December 31, 1998 and 1997, the Company's net loss would not have been materially different. For the year ended December 31, 1999, had compensation cost been determined pursuant to SFAS No. 123, the Company's net loss would have been as follows:

                                                                Year Ended
                                                             December 31, 1999
                                                           ---------------------
                                                           (In thousands, except
                                                              per share data)
   Net loss:
     As reported..........................................        $(7,506)
                                                                  -------
     Pro forma............................................        $(9,913)
                                                                  -------
   Net loss per share--basic and diluted:
     As reported..........................................        $  (.97)
                                                                  -------
     Pro forma............................................        $ (1.28)
                                                                  -------

   The Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                                 Year Ended
                                                                December 31,
                                                               ----------------
                                                               1999  1998  1997
                                                               ----  ----  ----
   Expected life (years)......................................   4     4     4
   Risk free interest rate.................................... 5.5%  6.2%  5.8%
   Expected volatility........................................  80%  --    --
   Dividend yield............................................. --    --    --

                          DIGITAL INSIGHT CORPORATION

Deferred stock-based compensation

   In the years ended December 31, 1999, 1998 and 1997, the Company recorded deferred stock-based compensation expense of $1,768,000, $1,918,000 and $1,809,000, respectively, related to the issuance of stock options at prices subsequently determined to be below fair market value. These charges are being amortized over a period of four years from the date of grant. Amortization of $1,221,000, $844,000 and $151,000 has been recognized as stock-based compensation expense in the years ended December 31, 1999, 1998 and 1997, respectively.

   Stock option activity under the Plans is as follows:

                                                                     Exercise
                                                         Options    Price Per
                                                       Outstanding    Share
                                                       ----------- ------------
     Granted..........................................  1,210,500     $0.30
     Canceled.........................................    (44,500)    $0.30
     Exercised........................................   (618,500)    $0.30
                                                        ---------  ------------
     Balance December 31, 1997........................    547,500     $0.30
     Granted..........................................    996,000  $0.30-$ 1.00
     Canceled.........................................   (104,640) $0.30-$ 0.50
     Exercised........................................     (2,656)    $0.30
                                                        ---------  ------------
     Balance December 31, 1998........................  1,436,204  $0.30-$ 1.00
     Granted..........................................  1,061,785  $1.75-$44.50
     Canceled.........................................   (110,765) $0.30-$13.00
     Exercised........................................   (344,948) $0.30-$39.94
                                                        ---------  ------------
     Balance December 31, 1999........................  2,042,276  $0.30-$44.50
                                                        ---------  ------------

                        Options Outstanding                          Options Exercisable
   ---------------------------------------------------------------------------------------
                                 Weighted-Average      Weighted-              Weighted-
                               Remaining Contractual    Average                Average
   Exercise Prices    Shares       Life (Years)      Exercise Price Shares  Exercise Price
   ---------------   --------- --------------------- -------------- ------- --------------
        $0.30          260,479          7.7              $0.30       96,713     $0.30
        $0.50          181,579          8.5              $0.50       46,946     $0.50
        $1.00          575,000          8.8              $1.00      167,708     $1.00
        $1.75          107,400          9.1              $1.75       15,643     $1.75
        $2.25          401,285          9.2              $2.25          --        --
        $9.00          165,533          9.3              $9.00       13,630     $9.00
       $13.00          272,000          9.6              $13.00       1,333     $13.00
    $31.00-$44.50       79,000          9.9          $31.00-$44.50       93 $31.00-$44.50
    -------------    ---------          ---          -------------  ------- -------------
    $0.30-$44.50     2,042,276          8.9              $4.89      342,066     $2.68
                     =========          ===          =============  ======= =============

11. EMPLOYEE BENEFITS

   Effective September 1, 1998, the Company adopted a Defined Contribution Profit Sharing Plan. This plan includes a 401(k) salary deferral plan. All employees are eligible to participate in the plan after six months of continued service. Contributions to the 401(k) are in the form of employee-salary deferrals which are not subject to employer-matching contributions.

                          DIGITAL INSIGHT CORPORATION

12. COMMITMENTS AND CONTINGENCIES

   The Company leases its facilities and certain equipment under noncancelable operating and capital leases with various expiration dates through 2004 and 2002, respectively. Certain of the facilities leases have renewal options. Additionally, the terms of the facilities leases provide generally for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under the leases was $365,000, $174,000 and $71,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

   At December 31, 1999, the Company had $1,108,000 available under a capital lease line for the acquisition of equipment.

   Future minimum lease payments under all noncancelable capitalized and operating leases are as follows (in thousands):

                                                              Capital Operating
                                                              ------- ---------
     2000....................................................  $401    $  670
     2001....................................................   338       708
     2002....................................................    74       609
     2003....................................................   --        201
     2004....................................................   --         55
                                                               ----    ------
     Total minimum lease payments............................   813    $2,243
                                                                       ======
     Amounts representing interest...........................    60
                                                               ----
     Present value of capitalized lease obligations..........   753
     Less: current portion...................................   360
                                                               ----
     Noncurrent portion of capitalized lease obligations.....  $393
                                                               ====

   In December 1997, the Company entered into a Business Continuity Services Master Agreement, which provides backup capability. The agreement is for a term of five years with monthly payments of $6,000. Future minimum payments under the agreement are $72,000 for each of the years through 2002.

13. SUBSEQUENT EVENTS

   On November 21, 1999, the Company announced the signing of a definitive agreement to acquire nFront, Inc., a publicly traded company. The acquisition received regulatory and stockholder approval on February 10, 2000. Under the terms of the acquisition, which has been accounted for as a pooling of interests, the Company exchanged 8,253,735 shares of Digital Insight Corporation common stock for 14,255,194 shares of nFront common stock. Additionally, the Company converted 1,084,741 nFront stock options into 627,926 Digital Insight Corporation stock options. The Company expects to record a one-time charge in the first quarter of 2000 relating to non-recurring merger costs of $12.1 million, consisting of $11.1 million of direct transaction costs, comprised primarily of investment banking, legal, printing, registration, and accounting fees, and $1.0 million of other merger-related expenses, comprised primarily of severance and closing costs of redundant functions and operations.

   On March 6, 2000, the Company entered into a five-year facility lease agreement. Minimum annual payments under the lease agreement are $845,000. The lease agreement requires the Company to establish a $760,000 line of credit in the form of a security deposit.

                                 EXHIBIT INDEX

                                                                    Sequentially
 Exhibit                                                              Numbered
 Number                         Description                             Page
 -------                        -----------                         ------------
  4.2    Third Amended and Restated Rights Agreement, dated as of
         February 10, 2000, between the Registrant and the
         parties named therein...................................

  4.5    Shareholder Agreement, dated as of May 13, 1998, as
         amended.................................................

 21.1    List of Subsidiaries of the Registrant..................

 23.1    Consent of PricewaterhouseCoopers LLP, Independent
         Accountants.............................................

 27.1    Financial Data Schedule.................................