Form 10-Q
period 2000-03-31
DIGITAL INSIGHT CORP
filed 2000-05-15
CIK 1037275

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                        Common Stock, $0.001 par value
                23,256,250 shares outstanding as of May 1, 2000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          DIGITAL INSIGHT CORPORATION
                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                          PART I--FINANCIAL INFORMATION

 ITEM 1 Consolidated Financial Statements...............................     2
        .  Consolidated balance sheets as of March 31, 2000 and December
           31, 1999.....................................................     2
        .  Consolidated statements of operations for the three months
           ended March 31, 2000 and 1999................................     3
        .  Consolidated statements of cash flows for the three months
           ended March 31, 2000 and 1999................................     4
        .  Notes to consolidated financial statements...................     5

 ITEM 2 .  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     9
        .  Risk Factors that May Affect our Financial Condition and
           Results of Operations........................................    12

 ITEM 3 Quantitative and Qualitative Disclosures about Market Risk......    21

                           PART II--OTHER INFORMATION

 ITEM 2 Changes in Securities and Use of Proceeds.......................    22

 ITEM 4 Submission of Matters to a Vote of Security Holders.............    22

 ITEM 6 Exhibits and Reports on Form 8-K................................    23

 SIGNATURES.............................................................    24

                        PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          DIGITAL INSIGHT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)

                                                         March 31,  December 31,
                                                           2000         1999
                                                         ---------  ------------
Assets
------
Current assets:
  Cash and cash equivalents............................. $ 57,467     $ 79,031
  Accounts receivable, net..............................    8,975        7,741
  Accumulated implementation costs......................       33          279
  Other current assets..................................    2,355        3,781
                                                         --------     --------
    Total current assets................................   68,830       90,832
  Property and equipment, net...........................   15,400       12,363
  Deposits..............................................      307          231
  Other assets..........................................      214           62
                                                         --------     --------
    TOTAL ASSETS........................................ $ 84,751     $103,488
                                                         ========     ========
Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------
Current liabilities:
  Accounts payable...................................... $  3,931     $  4,060
  Accrued compensation and related benefits.............    2,057        3,675
  Current portion of lease obligation...................      355          360
  Deferred revenue......................................    7,316        5,937
  Other accruals........................................    3,739        2,879
                                                         --------     --------
    Total current liabilities........................... $ 17,398     $ 16,911
Long-term portion of lease obligation...................      998          393
                                                         --------     --------
                                                         $ 18,396     $ 17,304
Stockholders' equity (deficit):
  Common stock.......................................... $  3,347     $     15
  Additional paid-in capital............................  113,484      116,779
  Notes receivable from stockholders....................     (219)        (216)
  Deferred stock-based compensation.....................   (2,950)      (3,279)
  Accumulated deficit...................................  (47,307)     (27,115)
                                                         --------     --------
    Total stockholders' equity (deficit)................   66,355       86,184
                                                         --------     --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......... $ 84,751     $103,488
                                                         ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)

                                                               Year-to-date
                                        Three months ended       through
                                            March 31,           March 31,
                                        -------------------- -----------------
                                          2000       1999      2000     1999
                                        ---------  --------- --------  -------
Revenues:
  Implementation fees.................  $   3,078  $  1,196  $  3,078  $ 1,196
  Service fees........................      7,341     2,979     7,341    2,979
                                        ---------  --------  --------  -------
Total revenues........................     10,419     4,175    10,419    4,175
                                        ---------  --------  --------  -------
Cost of revenues:
  Implementation......................      2,380       892     2,380      892
  Service.............................      3,709     1,812     3,709    1,812
                                        ---------  --------  --------  -------
  Total cost of revenues..............      6,089     2,704     6,089    2,704

Gross profit..........................      4,330     1,471     4,330    1,471

Operating expenses:
  Sales, general and administrative...      9,016     2,574     9,016    2,574
  Research and development............      3,718     1,362     3,718    1,362
  Amortization of stock-based
   compensation.......................        329       234       329      234
  Merger-related expenses.............     12,658       --     12,658      --
                                        ---------  --------  --------  -------
  Total operating expenses............     25,721     4,170    25,721    4,170
                                        ---------  --------  --------  -------
Loss from operations..................    (21,391)   (2,699)  (21,391)  (2,699)
                                        ---------  --------  --------  -------
Interest and other income (expense),
 net..................................        995        44       995       44
                                        ---------  --------  --------  -------
Net loss..............................  $ (20,396) $ (2,655) $(20,396) $(2,655)
                                        =========  ========  ========  =======
Taxes.................................        --        --        --       --

Net loss after taxes..................  $ (20,396) $ (2,655) $(20,396) $(2,655)
                                        =========  ========  ========  =======

Basic and diluted net loss per share..      (0.89)    (0.26)    (0.89)   (0.26)
Shares used in computing basic and
 diluted net loss per share...........     22,803    10,347    22,803   10,347

Excluding stock-based compensation:
-----------------------------------
Net loss..............................  $ (20,067) $ (2,421) $(20,067) $(2,421)
Basic and diluted net loss per share..  $   (0.88) $  (0.16) $  (0.88) $ (0.16)
Pro forma loss per share..............  $   (0.88) $  (0.16) $  (0.88) $ (0.16)
Shares used in computing weighted
 average net loss per share...........     22,803    15,457    22,803   15,457

  The accompanying notes are an integral part of these consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                           Three months ended
                                                               March 31,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
Cash flows from operating activities:
 Net loss................................................. $( 20,396) $( 1,839)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...........................       927       239
  Amortization of debt issuance cost......................       --          9
  Amortization of deferred stock-based compensation.......       329       234
  Interest income on stockholder notes....................        (3)       (3)
  Changes in operating assets and liabilities:
   Accounts receivable....................................    (1,234)     (519)
   Tax refund receivable..................................      (664)      --
   Unbilled receivables...................................       --       (288)
   Accumulated implementation cost........................        21        28
   Inventory..............................................        11       --
   Other assets...........................................     2,194      (179)
   Deposits...............................................       (76)       (9)
   Accounts payable.......................................      (603)      205
   Accrued compensation and related benefits..............    (1,111)       50
   Deferred revenue.......................................     1,379       663
   Other accruals.........................................       515       477
                                                           ---------  --------
    Net cash used in operating activities.................   (18,711)     (932)
                                                           ---------  --------
Cash flows from investing activities:
 Acquisition of property and equipment....................    (3,274)     (528)
                                                           ---------  --------
    Net cash used in investing activities.................    (3,274)     (528)
                                                           ---------  --------
Cash flows from financing activities:
 Proceeds from note payable...............................       474       109
 Principal payments of lease obligations..................       (90)      (49)
 Issuance of common stock.................................        15        50
 Proceeds from exercise of stock options..................        22       124
                                                           ---------  --------
    Net cash provided by financing activities.............       421       234
                                                           ---------  --------

Net increase (decrease) in cash...........................   (21,564)   (1,226)
                                                           ---------  --------
Cash and cash equivalents, beginning of period............    79,031     6,679
                                                           ---------  --------
Cash and cash equivalents, end of period.................. $  57,467  $  5,453
                                                           =========  ========
Supplementary disclosures of cash flow information:
 Cash paid during the year for interest................... $      13  $      9
 Non-cash financing activities:
  Capital lease obligation incurred.......................       682       493
  Series B warrants issued in conjunction with capital
   lease..................................................       --        147

  The accompanying notes are an integral part of these consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue recognition

  Recurring fees are recognized as services are provided, and relate to the number of end users or end user transactions and for hosting and maintaining web sites. One-time implementation fees consist of salaries for implementation personnel and fees for third parties, including bill payment and data processing vendors. These fees are recognized upon completion of implementation and customer approval. Implementation generally occurs over a two- to four-month period. Costs and related revenues are deferred on the balance sheet until that time. Accumulated implementation costs consist primarily of salaries for implementation personnel in advance of related billings. Losses on implementation, if any, are recognized in the period when such losses are identified.

Net loss per share

  The Company computes net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Shares of common stock issued in connection with the conversion of members' capital pursuant to the Member Control Agreement have been considered outstanding for all periods presented. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of Series A, Series B, and Series C mandatorily redeemable convertible preferred stock.

  Pursuant to SAB 98, common shares issued in each of the periods presented for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No such shares have been issued.

Pro forma net loss per share

  Pro forma net loss per share for the three months ended March 31, 2000 and March 31, 1999 is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's mandatorily redeemable convertible Series A, Series B, and Series C preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred on January 1, 1999, or at date of original issuance if later. The resulting pro forma adjustment includes an increase in the weighted average shares used to compute basic net loss per share of $0.89 and $0.26 for the three months ended March 31, 2000 and the three months ended

                          DIGITAL INSIGHT CORPORATION

March 31, 1999, respectively. Pro forma diluted net loss per share is computed using the pro forma weighted average number of common and common equivalent shares outstanding. Pro forma common equivalent shares, consisting of common stock subject to repurchase and incremental common shares issuable upon the exercise of stock options and warrants, are excluded from diluted net loss per share as they are antidilutive.

Pro forma stockholders' equity

  Effective upon the closing of the Company's initial public offering in October 1999, the outstanding shares of mandatorily redeemable convertible preferred stock automatically converted into 4,775,455 shares of common stock.

New accounting standards

  In December 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. At this time, the Company is still assessing the impact of SAB 101 and its effect (if any) on the Company's financial position, results of operations and cash flows.

2. Basis of Presentation

  The consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These consolidated financial statements should be read in conjunction with the financial statements as of December 31, 1999 and related notes included in the Company's Annual Report on Form 10-K, filed with the SEC on March 28, 2000.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from those estimates.

3. nFront Business Combination

  On February 10, 2000, the Company consummated its merger with nFront upon obtaining regulatory and stockholder approval. The merger was accounted for as a pooling of interests and was effected by the exchange of 8,253,735 shares of Digital Insight common stock for all of the outstanding shares of nFront common stock. In addition, the Company converted the nFront stock options into options to purchase 627,926 shares of Digital Insight common stock.

  The financial results for Digital Insight and nFront have been combined for the historical periods presented in accordance with the pooling of interests method. In addition, the Company recorded a one-time charge of approximately $12.7 million for merger costs comprised of direct transaction costs and nonrecurring redundant costs.

4. Acquisitions

  On March 30, 2000, the Company entered into a definitive agreement to acquire all of the outstanding stock of AnyTime Access, Inc., a company based in Sacramento, California that provides services and solutions that allow credit unions, banks and other financial institutions to outsource their consumer loan origination and

                          DIGITAL INSIGHT CORPORATION
processing functions. Upon the closing of the transaction, the Company will issue approximately 2,126,755 shares in the form of common stock and shares underlying options and warrants to purchase common stock in exchange for all of the outstanding shares, options and warrants of AnyTime Access. The number of shares is based on a valuation of approximately $140 million at $66.3685 per share of the Company's common stock. The acquisition is to be accounted for using the purchase method of accounting and will be consummated upon the receipt of necessary regulatory and shareholder approvals, which are anticipated to be obtained by June 30, 2000.

  On April 8, 2000, the Company entered into a definitive agreement to acquire the outstanding shares of 1View Network Corporation, a company based in San Francisco that provides electronic information aggregation solutions for the financial services market. The purchase price is to be comprised of $5 million in cash and 1.1 million shares of the Company's common stock. The acquisition is to be accounted for using the purchase method of accounting and will be consummated upon the receipt of necessary regulatory and stockholder approvals, which are anticipated to be obtained by June 30, 2000.

5. Balance Sheet Components

  Short-term investments are comprised of the following:

                                                          March 31, December 31,
                                                            2000        1999
                                                          --------- ------------
     U.S. Government obligations.........................  $ 9,478    $ 7,402
     Commercial paper....................................   12,703     15,344
     Others..............................................    2,998      6,519
                                                           -------    -------
                                                           $25,179    $29,265
                                                           =======    =======

  Property and equipment are comprised of the following:

                                                         March 31, December 31,
                                                           2000        1999
                                                         --------- ------------
     Leasehold improvements.............................  $   650    $   479
     Data processing equipment..........................   14,002     11,916
     Furniture and fixtures.............................    1,698      1,388
     Construction in process............................    2,529      1,125
                                                          -------    -------
     Less accumulated depreciation and amortization.....   (3,479)    (2,545)
                                                          -------    -------
                                                          $15,400    $12,363
                                                          =======    =======

                          DIGITAL INSIGHT CORPORATION

6. Income Taxes

  As a result of net losses and the Company's inability to recognize a benefit for its deferred tax assets, the Company did not record a provision for income taxes in either the three months ended March 31, 2000 or the three months ended March 31, 1999.

7. Westlake Village Facility Lease

  The Company entered into a lease on March 6, 2000 for a 52,130 square foot facility in Westlake Village, California. The lease expires on March 31, 2005. The annual basic rental is approximately $845,000, plus triple net obligations based on 49.26% allocable share. In connection with the lease, the Company provided a letter of credit in the amount of $760,000 as a security deposit. The Company began construction to adapt the facility to its intended use as general office space, including data center operations, storage, and research and development.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "plans," "believes" or other similar expressions. Our actual results could differ materially from those discussed in this document. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Overview

  Digital Insight is the leading provider of Internet banking solutions for community financial institutions, with over 767 financial institution customers as of March 31, 2000. We offer these community financial institutions an outsourced service, branded in their name, which includes home banking for their individual customers, business banking for their commercial customers, a target marketing program to enable them to sell additional financial services, and customized web site design and implementation services. Since inception, substantially all of our revenues have been derived from our Internet home banking services, associated features and web site development. In February 2000, we acquired nFront, Inc., a company based in Atlanta, Georgia that provides Internet banking and other financial services. With the acquisition of nFront and its proprietary "fat server" architecture, we now offer unparalleled expertise in both real time and batch processing.

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

  We require a 50% non-refundable cash deposit of product implementation fees, payable at the time that a contract is signed. We record these deposits as deferred revenues and, together with the balance of the implementation fees, we recognize them upon completion of implementation and customer approval. Recognition is usually two to four months from the contract date. Upon completion of implementation and customer approval, we begin to receive and recognize recurring service fees. For the three months ended March 31, 2000, no single customer accounted for more than 5% of our revenues.

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

  On February 10, 2000, we completed our acquisition of nFront, Inc., which was accounted for as a pooling of interests. The results of operation data for the three months ended March 31, 1999 and the balance sheet data as of December 31, 1999 have been adjusted to reflect the nFront acquisition. Under the terms of the acquisition, we exchanged 8,253,735 shares of Digital Insight common stock for all of nFront's outstanding shares.

Comparisons of Quarters Ended March 31, 2000 and March 31, 1999

  Revenues. Revenues increased from $4.2 million for the quarter ended March 31, 1999 to $10.4 million for the quarter ended March 31, 2000, a 149.6% increase. This increase was primarily due to the growth in service fees from $3.0 million to $7.3 million. The number of active home banking end users increased over the same period from over 372,000 to approximately 950,000, up 155% from a year earlier and 27% from the prior quarter. Implementation fees increased from $1.2 million for the quarter ended March 31, 1999 to $3.1 million for the quarter ended March 31, 2000. During the first quarter of 2000, we added a total of 154 new financial institution customers, including 151 new Internet banking contracts and 76 new cash management contracts. At March 31, 2000, we had contracts with a total of 880 customers, 767 of which had contracted for our Internet banking service and 282 of which had contracted for our cash management service. As of March 31, 2000, the total number of potential end users of contracted Internet banking institutions was
18.5 million versus 7.9 million a year earlier. End user penetration of live Internet banking institutions was 6.7% at March 31, 2000 versus 4.7% a year earlier.

  Gross Profit. Gross profit increased from $1.5 million for the quarter ended March 31, 1999 to $4.3 million for the quarter ended March 31, 2000. Gross margin improved from 35.2% to 41.6% primarily due to leverage of our implementation costs as a result of higher implementation fees generated during the quarter, and service fees margin improved due to continued end user growth without a corresponding increase in costs. Implementation gross margin declined from 25.4% to 22.7%, and service gross margin improved from 39.1% to 49.5%. Implementation gross margin may vary from period to period based upon fluctuations in our implementation revenues and increases in our implementation infrastructure. However, such fluctuations should not have a significant impact on overall gross margin.

  Sales, General and Administrative. Sales, general and administrative expenses increased from $2.6 million for the quarter ended March 31, 1999 to $9.0 million for the quarter ended March 31, 2000. This increase was primarily due to an increase in sales commissions associated with higher revenues and higher personnel expenses for sales and marketing staff and, to a lesser extent, due to our corporate branding effort, other promotional expenses and expenses for additional marketing support programs. This increase was also due to increased staffing for finance and accounting, new senior management positions and growth in recruiting and human resources expenses resulting from the merger with nFront, Inc. Sales, general and administrative expenses as a percentage of revenues increased from 61.7% for the quarter ended March 31, 1999 to 86.5% for the quarter ended March 31, 2000.

  Research and Development. Research and development expenses increased from $1.4 million for the quarter ended March 31, 1999 to $3.7 million for the quarter ended March 31, 2000. This increase was primarily due to higher personnel expenses related to more full-time software engineering staff required for the functional enhancement of existing products and, to a lesser extent, due to the development of new products. Research and development expenses as a percentage of revenues increased from 32.6% for the quarter ended March 31, 1999 to 35.7% for the quarter ended March 31, 2000, primarily as a result of an increase in revenues.

  Amortization of Stock-Based Compensation. Amortization of stock-based compensation increased from $234,000 for the quarter ended March 31, 1999 to $329,000 for the quarter ended March 31, 2000. This increase was primarily due to the hiring of new employees and related stock option grants during the first nine months of 1999, prior to our initial public offering, when the grant price and the deemed fair value of our common stock differed.

  Merger-related Expenses. One-time merger-related expenses represent merger costs comprised of direct transaction costs and redundant costs related to the nFront merger consummated on February 10, 2000.

  Interest Income. Interest income increased from $44,000 for the quarter ended March 31, 1999 to $995,000 for the quarter ended March 31, 2000. This increase was primarily due to higher average cash balances in the quarter ended March 31, 2000.

  Net Loss. Net loss for the quarter ended March 31, 2000 was $20.4 million, which includes non-recurring merger-related costs of $12.7 million. Net loss for the quarter, excluding non-recurring merger-related expenses and amortization of stock-based compensation, was $7.4 million, or a loss of $0.32 per share based on the weighted average number of 22.8 million shares of common stock outstanding, versus a consensus estimate of a $0.34 loss per share. As of March 31, 2000, we had an accumulated deficit of approximately $47.3 million.

Provision for Income Taxes

  We incurred operating losses through March 31, 2000, and therefore have not recorded any significant provision for income taxes. We have recorded a valuation allowance for the full amount of our net operating loss carry-forwards, as future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

  Prior to our initial public offering, we financed our operations primarily through the private placement of equity securities, raising approximately $20.8 million, including $8.4 million raised in May 1999. On October 6, 1999, we completed our initial public offering by issuing 4,025,000 shares of common stock (including the exercise of the underwriters' over-allotment option) and realized proceeds, net of underwriting discounts, commissions and issuance costs, of $54.5 million. In conjunction with the initial public offering, our mandatorily convertible preferred stock converted to common stock and all warrants to purchase preferred stock became warrants to purchase common stock.

  At March 31, 2000, we had cash and cash equivalents of $57.5 million. We have a $2.0 million equipment leasing line of credit with a bank, under which $621,000 was outstanding at March 31, 2000. At March 31, 2000, we also had an additional $64,000 in equipment financing outstanding with an equipment leasing company.

  Net cash used in operating activities was $18.7 million for the quarter ended March 31, 2000 and $932,000 for the quarter ended March 31, 1999. The increases in cash used in operating activities were primarily due to increases in net loss and merger-related costs.

  Net cash used in investing activities was $3.3 million for the quarter ended March 31, 2000 and $528,000 for the quarter ended March 31, 1999. The increases in cash used in investing activities were primarily due to an increase in short-term investments and a $1.2 million expenditure for computers and other equipment.

  We have no material commitments other than obligations under our credit facilities and operating and capital leases, which include a sublease we entered into in August 1999 to occupy additional space in our principal facility in Calabasas, California beginning on December 1, 1999, a lease for the Norcross, Georgia facility we assumed on February 10, 2000 through the nFront acquisition, and a lease for the Westlake Village, California facility we entered into on March 6, 2000. Commitments for base rent under our Calabasas, Norcross and Westlake Village facility leases are $1,840,000, $2,309,000 and $2,180,000, respectively, for the next three years. Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing efforts. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related data center equipment, and personnel.

  We believe that our cash and cash equivalents balances and funds available under our existing lines of credit will be sufficient to satisfy our cash requirements for at least the next 18 months. We intend to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment grade securities.

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

  Our costs to address Year 2000 compliance have been approximately $250,000 and were included in operating expenses for the year ended December 31, 1999, as reported in our Annual Report on Form 10-K, filed with the SEC on March 28, 2000.

Subsequent Events

  On March 30, 2000, we entered into a definitive agreement to acquire all of the outstanding stock of AnyTime Access, Inc., a company based in Sacramento, California that provides services and solutions that allow credit unions, banks and other financial institutions to outsource their consumer loan origination and processing functions. Upon the closing of the transaction, we will issue a total of approximately 2,126,755 shares of our common stock and shares underlying options and warrants to purchase our common stock in exchange for all of the outstanding shares, options and warrants of AnyTime Access. The number of shares is based on a valuation of approximately $140 million at $66.3685 per share of our common stock. The acquisition is to be accounted for using the purchase method of accounting and will be consummated upon the receipt of necessary regulatory and shareholder approvals, which are anticipated to be obtained by June 30, 2000.

  On April 8, 2000, we entered into a definitive agreement to acquire the outstanding shares of 1View Network Corporation, a company based in San Francisco that provides electronic information aggregation solutions for the financial services market. The purchase price is to be comprised of $5 million in cash and 1.1 million shares of our common stock. The acquisition is to be accounted for using the purchase method of accounting and will be consummated upon the receipt of necessary regulatory and stockholder approvals, which are anticipated to be obtained by June 30, 2000.

Risk Factors that May Affect our Financial Condition and Results of Operations

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

  Although our revenues have increased in every quarter since 1996, we have not achieved profitability and cannot be certain that we will realize sufficient revenue to achieve profitability. We incurred net losses of $712,000 in the year ended December 31, 1996, $2.5 million in the year ended December 31, 1997, $4.4 million in the year ended December 31, 1998 and $7.5 million in the year ended December 31, 1999. As of March 31, 2000, we had an accumulated deficit of approximately $47.3 million. We plan to increase our operating expenses to expand our sales and marketing operations, broaden our customer support capabilities and continue to build our operational infrastructure. If growth in our revenues does not outpace the increase in these expenses, we may not achieve or sustain profitability.

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

  We currently rely on two independent data centers to provide our Internet banking products and services; any failure in either data center could cause us to lose customers.

  In the event of a failure or interruption in our systems, our reputation could be materially adversely harmed and we could lose many of our current and potential customers. Following the acquisition of nFront, all of our communications and network equipment is currently located at our corporate headquarters in Calabasas, California and at our regional data center in Norcross, Georgia. We plan to integrate these two data centers to provide system redundancy and emergency backup capability. We have also contracted to establish functional backup and failover capabilities for our Internet banking with an outside data center provider in Herndon, Virginia for the Calabasas facility and another data center in Sterling, Virginia for the Norcross facility. We cannot assure that these data centers will become fully integrated as scheduled or that, when fully integrated, these data centers will provide system redundancy and failover backup as expected. We do not currently have sufficient backup facilities to provide Internet services if either the Calabasas facility or the Norcross facility is not functioning. A natural disaster, such as a fire, an earthquake or a flood, at either of our facilities could result in failures or interruptions in providing our Internet banking products and services to our customers. In addition, our systems are vulnerable to computer viruses, physical or electronic break-ins, power loss, telecommunications failure and similar events. For example, in April 1999, a failure of a critical router in our Internet banking data center caused an outage of approximately six hours while the problem was corrected. We have also contracted to provide a certain level of service to our customers, and a failure or interruption of our system has in the past caused and in the future could cause us to refund fees to some of our customers to compensate for decreased levels of service. Even with the integration of our two facilities and the installation of the third-party data centers, we could experience a failure or interruption in our systems, which could lead to delays, loss of data or the inability to provide our services to our customers.

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

  Concerns over security and the privacy of users may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. Any well-publicized compromise of security could deter people from using the Internet or using it to conduct transactions that involve transmitting confidential information. We may need to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Although we intend to continue to implement state-of-the-art security measures, persons may be able to circumvent the measures that we implement in the future. Eliminating computer viruses and alleviating other security problems may result in interruptions, delays or cessation of service to users accessing web sites that deliver our services, any of which could harm our business.

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

  The market price of our common stock could fall dramatically if stockholders sell large amounts of stock in the public market. These sales, or the possibility that these sales may occur, could affect the market price of our common stock and could make it more difficult for us to sell equity or equity-related securities in the future. As of May 1, 2000, there were 23,256,250 shares of our common stock outstanding. Of these, 1,365,436 shares are limited by restrictions under applicable securities laws. These shares will be eligible for sale in the public market as follows:

     First Eligible Sale Date                                 Number of Shares
     ------------------------                                 ----------------
     May 25, 2000............................................     521,400
     May 26, 2000............................................     844,036

  In addition, approximately 13,504,833 shares held by our affiliates are subject to certain conditions and restrictions under federal securities laws, including satisfying applicable holding periods, filing appropriate notices, the availability of current public information about us, and complying with certain limitations on the volume of sales.

  As of May 1, 2000, options to purchase 3,252,432 shares of common stock were outstanding and 1,248,438 shares of common stock were available for future grant pursuant to our stock plans. Our 1999 Stock Plan is subject to annual increases beginning on March 1, 2001, equal to the lesser of 750,000 shares, 5% of our shares on that date, or a lesser amount determined by the board of directors. We have registered the shares of common stock underlying outstanding options and those reserved for issuance under our stock option plans and under our employee stock purchase plans. Accordingly, shares underlying vested options and stock purchase rights will be eligible for resale upon their exercise.

  In addition, there are 22,222 shares underlying outstanding warrants that will be eligible for resale in the public market upon expiration of the warrant holders' respective one-year holding periods under Rule 144, which will begin upon the date of exercise, or, in the case of a net exercise, on the date of grant of the warrant.

  Potential acquisitions involve risks.

  We intend to continuously evaluate our position within our industry, and we may acquire complementary technologies or businesses in the future. Due to consolidation trends within the Internet banking services industry, failure to adopt and successfully implement a long-term acquisition strategy could damage our competitive position. On April 14, 2000, we filed a Current Report on Form 8-K announcing our agreements to acquire AnyTime Access, Inc. and 1View Network Corporation. These transactions are expected to be completed in the second quarter of 2000. Future acquisitions, including the AnyTime Access and 1View Network transactions, may involve large one-time write-offs and amortization expenses related to goodwill and other intangible assets. Any of these factors could adversely affect our operating results or stock price. Acquisitions involve numerous risks, including:

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

  Some or all of these risks could result in a material adverse effect on our business, financial condition and operating results. In addition, we cannot assure you that the AnyTime Access or 1View Network transactions will close as scheduled, or at all, or that we will be able to identify other suitable acquisition candidates that are available for sale at reasonable prices. We may elect to finance future acquisitions using some or all of the proceeds from our initial public offering. We may also elect to finance future acquisitions with debt financing, which would increase our debt service requirements, or through the issuance of additional common or preferred stock, which could result in dilution to our stockholders. There can be no assurance that we will be able to arrange adequate financing for any acquisitions on acceptable terms.

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

  Members of management and our board of directors, and their affiliates, control 58.07% of our common stock.

  As of May 1, 2000, members of our executive management team and our board of directors, and their affiliates, controlled approximately 58.07% of our common stock. As a result, these management members and directors will be able to significantly influence matters requiring stockholder approval. Moreover, this concentration of ownership could have the effect of delaying or preventing a change in control.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

                         PART II -- OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

  (c) Recent Sales of Unregistered Securities. During the quarter ended March 31, 2000, upon the exercise of a warrant to purchase shares of common stock, we issued 21,648 shares of common stock for a purchase price equivalent of approximately $75,119. The holder of the warrant elected to exercise through a cashless exercise method by reducing the number of shares eligible for purchase by that number of shares equal to the aggregate purchase price. The offer and sale of those shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Sections 3(a)(9) and 4(2) thereof or Regulation D promulgated thereunder.

  (d) Use of Proceeds From Sales of Registered Securities. The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-81547) relating to our initial public offering of our common stock, was September 30, 1999. A total of 4,025,000 shares of our common stock were sold at the closing at a price of $15.00 per share to an underwriting syndicate led by Morgan Stanley Dean Witter, Incorporated, Deutsche Bank Securities Inc., Banc of America Securities LLC and Friedman, Billings, Ramsey & Co., Inc. Public trading commenced on October 1, 1999, and the offering closed on October 6, 1999. The initial public offering resulted in gross proceeds of $60.4 million, $4.2 million of which was applied toward underwriting discount and commissions. Expenses related to the offering totaled approximately $1.7 million. We received net proceeds in the amount of $54.5 million. We have used the net proceeds from our initial public offering to invest in interest bearing investment grade instruments and have used our previously existing cash balances to fund our general operations. In connection with the acquisition of nFront, Inc., the proceeds from the initial public offering were also used in effectuating the transaction and in integrating our two companies following the merger. We may also use a portion of the net proceeds for acquisitions of complementary businesses, services and technology. None of the net proceeds of our public offering were paid directly or indirectly to any director, officer, or general partner of Digital Insight or their associates, to any person owning 10% or more of any class of equity securities of Digital Insight, or to any affiliate of Digital Insight.

ITEM 4. Submission of Matters to a Vote of Security Holders

  At a special meeting of stockholders held on February 10, 2000, our stockholders voted with respect to the following matters:

  . To approve the issuance of shares of Digital Insight common stock in the merger of a wholly owned subsidiary of Digital Insight with and into nFront, Inc. as contemplated by the Agreement and Plan of Merger and Reorganization, dated as of November 21, 1999, among Digital Insight, Black Transitory Corporation and nFront, as amended by Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated January 6, 2000.

        Votes for:................................................... 12,230,559
        Votes against:...............................................     10,328
        Abstentions:.................................................      1,684
        Broker non-votes:............................................          0

  . To approve an amendment to our 1999 Stock Plan to increase the number of shares of common stock reserved for issuance under the plan from 1,500,000 to 2,500,000 shares.

        Votes for:................................................... 11,443,541
        Votes against:...............................................    796,846
        Abstentions:.................................................      2,184
        Broker non-votes:............................................          0

ITEM 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

  The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

 Exhibit
 Number                                Description
 -------                               -----------
  2.1*   Agreement and Plan of Merger, dated as of March 30, 2000, by and among
         Digital Insight Corporation, ATA Acquisition Corp., and AnyTime
         Access, Inc.

  2.2    First Amendment to Agreement and Plan of Merger, dated as of May 2,
         2000, by and among Digital Insight Corporation, ATA Acquisition Corp., and AnyTime Access, Inc.

  2.3* Agreement and Plan of Merger, dated as of April 8, 2000, by and among Digital Insight Corporation, Calabasas Acquisition Corp., and 1View
         Network Corporation.

 10.1 Lease, dated as of July 9, 1998, between Schneider Atlanta, L.P. and nFront, Inc.

 10.2    Standard Office Lease, dated as of March 6, 2000, by and between Arden
         Realty Finance Partnership, L.P. and Digital Insight Corporation.

 27.1    Financial Data Schedule.

--------
* Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K, filed with the SEC on April 14, 2000.

  (b) Reports on Form 8-K

  On February 23, 2000, we filed a Current Report on Form 8-K announcing the completion of our acquisition of nFront, Inc.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DIGITAL INSIGHT CORPORATION

Date: May 12, 2000                        By:  /s/ Kevin McDonnell
                                             ----------------------------------
                                             Kevin McDonnell
                                             Senior Vice President, Finance &
                                             Administration, Chief Financial
                                             Officer and Secretary (Principal
                                             Financial and Accounting Officer
                                             and Duly Authorized Officer)