Form 10-Q
period 2000-06-30
DIGITAL INSIGHT CORP
filed 2000-08-14
CIK 1037275

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          ---------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended June 30, 2000

                        Commission file number 0-27459

                          Digital Insight Corporation
            (Exact name of registrant as specified in its charter)

            Delaware                                     77-0493142
    (State of incorporation)                           (IRS Employer
                                                  Identification Number)

                    26025 Mureau Road, Calabasas, CA  91302
         (Address of principal executive offices, including zip code)

                                (818) 871-0000
             (Registrant's telephone number, including area code)
                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                                ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                        Common Stock, $0.001 par value
              28,894,410 shares outstanding as of August 4, 2000

                          DIGITAL INSIGHT CORPORATION
                                   FORM 10-Q

                                     INDEX

                                       PART I - FINANCIAL INFORMATION
                                                                                                                         Page
                                                                                                                         ----
ITEM 1       Consolidated Financial Statements (Unaudited)
                Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999...........................           1
                Consolidated Statements of Operations for the three and six months ended June 30, 2000 and
                  1999..........................................................................................           2
                Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999...........           3
                Notes to Consolidated Financial Statements......................................................           4

ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of Operations..............           7

ITEM 3       Quantitative and Qualitative Disclosures About Market Risk.........................................          11

                                       PART II - OTHER INFORMATION

ITEM 2       Changes in Securities and Use of Proceeds..........................................................          12

ITEM 4       Submission of Matters to a Vote of Security Holders................................................          13

ITEM 6       Exhibits and Reports on Form 8-K...................................................................          14

SIGNATURES......................................................................................................          15

                        PART I - FINANCIAL INFORMATION

ITEM 1.     Financial statements

                          DIGITAL INSIGHT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                 (Unaudited, in thousands, except share data)

                                                                              June 30,           December 31,
                                                                                2000                 1999
                                                                             ----------         --------------
                               ASSETS
                               ------
Current assets:
 Cash and cash equivalents.......................................            $  19,608          $   51,274
 Short-term investments..........................................               24,243              27,757
 Accounts receivable, net of allowance for doubtful accounts
   of $212 and $86, respectively.................................                9,571               7,741
 Accumulated implementation costs................................                   43                 279
 Other current assets............................................                3,497               3,781
                                                                             ---------          ----------
    Total current assets.........................................               56,962              90,832

Property and equipment, net of accumulated depreciation of
   $4,698 and $2,545, respectively...............................               20,585              12,363
Goodwill and intangible assets, net of amortization of $300......               37,977                   -
Other assets.....................................................                3,988                 293
                                                                             ---------          ----------
                                                                             $ 119,512          $  103,488
                                                                             =========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
 Accounts payable................................................            $   1,138          $    4,060
 Accrued compensation and related benefits.......................                3,849               3,675
 Current portion of capital lease obligations and note payable...                3,824                 360
 Customer deposits and deferred revenue..........................                6,750               5,937
 Other accruals..................................................                7,206               2,879
                                                                             ---------          ----------
    Total liabilities............................................               22,767              16,911

Long-term portion of capital lease obligations and note payable..                  948                 393
                                                                             ---------          ----------
                                                                                23,715              17,304
                                                                             ---------          ----------

Stockholders' equity:
 Common stock; $.001 par value, 100,000,000 shares
   authorized: 24,650,552 and 23,018,715 shares issued and
   outstanding, respectively.....................................                   25                  23
 Additional paid-in capital......................................              157,926             116,771
 Notes receivable from stockholders..............................                 (223)               (216)
 Deferred stock-based compensation...............................               (9,027)             (3,279)
 Accumulated deficit.............................................              (52,904)            (27,115)
                                                                             ---------          ----------
    Total stockholders' equity...................................               95,797              86,184
                                                                             ---------          ----------
                                                                             $ 119,512          $  103,488
                                                                             =========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (Unaudited, in thousands, except per share data)


                                                                     Three months ended                 Six months ended
                                                                          June 30,                          June 30,
                                                                  -----------------------         ----------------------------
                                                                      2000          1999             2000               1999
                                                                  ---------       -------         --------            --------
Revenues:
  Implementation fees...................................           $  3,592       $ 2,417          $  6,632           $  3,613
  Service fees..........................................              8,810         3,641            16,190              6,620
                                                                   --------       -------          --------           --------
     Total revenues.....................................             12,402         6,058            22,822             10,233
                                                                   --------       -------          --------           --------

Cost of revenues:
  Implementation........................................              2,040         1,299             4,422              2,191
  Service...............................................              4,669         2,438             8,377              4,250
                                                                   --------       -------          --------           --------
     Total cost of revenues.............................              6,709         3,737            12,799              6,441
                                                                   --------       -------          --------           --------

Gross profit............................................              5,693         2,321            10,023              3,792
                                                                   --------       -------          --------           --------

Operating expenses:
  Sales, general and administrative.....................              7,314         4,414            16,329              6,988
  Research and development..............................              3,634         1,245             7,352              2,607
  Amortization of stock-based compensation..............                491           329               820                563
  Amortization of goodwill and intangible assets........                300             -               300                  -
  Merger related expenses...............................                  -             -            12,658                  -
                                                                   --------       -------          --------           --------
     Total operating expenses...........................             11,739         5,988            37,459             10,158
                                                                   --------       -------          --------           --------

Loss from operations....................................             (6,046)       (3,667)          (27,436)            (6,366)

Interest and other income, net..........................                652            32             1,647                 76
                                                                   --------       -------          --------           --------

Net loss................................................             (5,394)       (3,635)          (25,789)            (6,290)

Accretion of redeemable convertible preferred stock.....                  -           (68)                -               (136)
                                                                   --------       -------          --------           --------

Net loss attributable to common stockholders............           $ (5,394)      $(3,703)         $(25,789)          $ (6,426)
                                                                   ========       =======          ========           ========

Basic and diluted net loss per share....................           $  (0.23)      $ (0.35)         $  (1.12)          $  (0.61)
                                                                   ========       =======          ========           ========

Shares used in computing basic and diluted net loss per
 share..................................................             23,418        10,510            23,129             10,529
                                                                   ========       =======          ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited, in thousands)


                                                                         Six months ended June 30,
                                                                     -----------------------------------
                                                                         2000                  1999
                                                                     -------------         -------------
Cash flows from operating activities:
 Net loss...............................................             $     (25,789)        $      (6,290)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation and amortization.........................                     2,087                   623
  Amortization of goodwill and intangible assets........                       300                     -
  Amortization of stock-based compensation..............                       820                   563
  Interest income on stockholders notes.................                        (7)                   (7)
  Changes in operating assets and liabilities, net
    of acquisition:
     Accounts receivable................................                    (1,403)               (1,866)
     Accumulated implementation costs...................                       236                   (29)
     Other current assets...............................                       441                  (333)
     Other assets.......................................                      (260)                 (982)
     Accounts payable...................................                    (4,212)                1,955
     Accrued compensation and related benefits..........                       169                   386
     Customer deposits and deferred revenue.............                       499                 1,239
     Other accruals.....................................                       809                 2,129
                                                                     -------------         -------------
       Net cash used in operating activities............                   (26,310)               (2,612)
                                                                     -------------         -------------

Cash flows from investing activities:
  Maturity of short-term investments....................                     3,514                     -
  Cash used in acquisition of subsidiary................                    (5,000)                    -
  Acquisition of property and equipment.................                    (8,002)               (2,257)
                                                                     -------------         -------------
       Net cash used in investing activities............                    (9,488)               (2,257)
                                                                     -------------         -------------

Cash flows from financing activities:
  Principal payments of capital lease obligations and
    note payable........................................                      (812)                 (157)
  Proceeds from capital lease obligations and note
    payable.............................................                     3,000                   817
  Proceeds from exercise of stock options...............                     1,439                   164
  Repurchase of redeemable convertible preferred stock..                         -                  (200)
  Proceeds from issuance of redeemable convertible
    preferred stock.....................................                         -                 8,440
  Net proceeds from issuance of common stock............                       505                    51
                                                                     -------------         -------------
       Net cash provided by financing activities........                     4,132                 9,115
                                                                     -------------         -------------

Net (decrease) increase in cash and cash equivalents....                   (31,666)                4,246
Cash and cash equivalents at beginning of the period....                    51,274                 6,636
                                                                     -------------         -------------
Cash and cash equivalents at end of the period..........             $      19,608         $      10,882
                                                                     =============         =============

Supplementary disclosures of cash flow information:
 Cash paid during the year for interest.................                        52                    25
Supplemental non-cash investing and financing
 activities:
 Acquisition of property and equipment..................                    (1,831)               (1,043)
 Capital lease obligation incurred......................                     1,831                   896
 Warrants issued........................................                       473                   147
Effect of Acquisition:
  Accounts receivable...................................                      (427)                    -
  Property and equipment................................                      (476)                    -
  Goodwill and intangible assets........................                   (38,277)                    -
  Other assets..........................................                    (3,119)                    -
  Accounts payable and accrued compensation and benefits                     1,295                     -
  Customer deposits and deferred revenue................                       314                     -
  Other accruals........................................                     3,518                     -
  Common stock issued in acquisition....................                    32,172                     -

    The accompanying notes are an integral of thse consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The Company and Summary of its Significant Accounting Policies

   The Company

   Digital Insight Corporation (the "Company"), which incorporated in March 1997, provides Internet banking services to credit unions, small to mid-sized banks and savings and loans. The Company's Internet banking services include home banking for individual customers, business banking for commercial customers, a target marketing program to increase financial services to end users, and customized web site design and implementation services. Substantially all of the Company's revenues are derived from these services.

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

   The Company completed its initial public stock offering (the "Offering") of 4,025,000 shares of common stock, par value $0.001 per share (the "Common Stock"), in October 1999. In conjunction with the Offering, the Series A mandatorily redeemable convertible preferred stock was automatically converted into Common Stock.

   On February 10, 2000, the Company merged with nFront, Inc. ("nFront"). The merger was accounted for as a pooling of interests and was effected by the exchange of 8,253,735 shares of Common Stock for all of the outstanding shares of nFront common stock. In addition, the Company converted the nFront stock options into options to purchase 627,926 shares of Common Stock. The financial results for the Company and nFront have been combined for the historical periods presented in accordance with the pooling of interests method.

   The accompanying consolidated financial statements for the three and six months ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Independent public accountants have not audited these financial statements. The financial statements, however, include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

   Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999, and the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 dated July 31, 2000.

   Net loss per share

   The Company computes net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of Common Stock subject to repurchase rights and incremental shares of Common Stock issuable upon the exercise of stock options and warrants and upon conversion of redeemable convertible preferred stock.

   Pursuant to SAB 98, common shares issued in each of the periods presented for nominal consideration, if any, would be included in the per share calculation as if they were outstanding for all periods presented. No such shares have been issued.

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

   In December 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company is required to adopt SAB 101 no later than the quarter ended December 31, 2000. The SEC has recently indicated it intends to issue further guidance with respect to specific issues addressed by SAB 101. At this time, the Company is still assessing the impact of SAB 101 and its effect on the Company's financial position, results of operation and cash flows.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN No. 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN No. 44 did not have an effect on the Company's financial reporting.

2. Acquisitions

   On June 21, 2000, the Company completed its acquisition of 1View Network Corporation ("1View"), a company based in San Francisco, California, that provides electronic information aggregation solutions for the financial services market. The purchase price consisted of $5 million in cash and 1,100,000 shares of Common Stock and shares underlying options to purchase Common Stock in exchange for all of the outstanding shares and options of 1View.The Company's Common Stock issued in connection with the acquisition was valued at approximately $46.2 million. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the assets acquired and liabilities assumed approximated the historical cost basis, and the purchase price allocation indicates goodwill of approximately $38.3 million, which will be amortized on a straight-line basis over the estimated life of three years. In addition, deferred compensation was recorded in the amount of $6.6 million for the unvested stock options assumed in connection with the acquisition, and will be amortized over the estimated service period of the employees. If 1View does not meet certain performance objectives by September 30, 2000, the former majority stockholder of 1View has agreed to return to the Company $3 million in cash and 178,112 shares of the Company's Common Stock valued at $7.5 million which are being held in escrow pending the resolution of the contingency. Accordingly, this portion of the purchase price will be accounted for as contingent purchase consideration upon resolution of the future performance requirements.

3. Pro forma net loss per share

   Pro forma net loss per share for the three and six months ended June 30, 2000 and June 30, 1999 is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's redeemable convertible preferred stock into shares of Common Stock effective upon the closing of the Company's and nFront's initial public offerings as if such conversions occurred on January 1, 1999 or at the date of original issuance, if later. The resulting pro forma adjustment includes increases in the weighted average shares used to compute basic and diluted net loss per common share of 5,453,899 for the three months ended June 30, 1999 and 5,277,144 for the six months ended June 30, 1999. The pro forma net loss calculation derived by excluding non-cash amortization of stock based compensation, amortization of goodwill and intangible assets and non-recurring merger related expenses is not a GAAP disclosure but is included for informational purposes only, as follows;

                                                     Three months ended June 30,     Six months ended June 30,
                                                     --------------------------      -------------------------
                                                        2000            1999            2000           1999
                                                     ----------     -----------      ----------     ----------
Pro forma excluding stock based compensation,
---------------------------------------------
 amortization of goodwill and intangible assets
 ----------------------------------------------
 and merger related expenses:
 ----------------------------
  Pro forma net loss.............................        $(4,603)        $(3,306)       $(12,011)       $(5,727)
  Pro forma net loss per share...................        $ (0.20)        $ (0.21)       $  (0.52)       $ (0.36)
  Shares used in computing pro forma net loss
   per share.....................................         23,418          15,964          23,129         15,806


4. Note payable

     In May 2000, the Company obtained a $10 million secured revolving credit commitment (the "Revolver") from a bank, which matures in May 2001. Interest on the outstanding borrowings is payable monthly. The interest rate on the Revolver is equal to the bank's prime rate, which was 9.5% as of June 30, 2000. The Revolver is secured by all of the Company's assets. As of June 30, 2000, the Company had outstanding advances of $3.0 million on the Revolver.

     Under covenants of the Revolver, the Company is required to (i) maintain a tangible net worth of not less than $13 million at all times, (ii) maintain a ratio of total senior liabilities to tangible net worth of not more than 1.5 to 1, (iii) ensure quarterly losses do not exceed specified amounts, and (iv) maintain liquid assets of not less than the greater of (a) twice the amount of Revolver and other bank debt outstanding, or (b) the total cash expenditures for capital assets during the prior two fiscal quarters.

5. Subsequent Events

     On July 31, 2000, the Company completed the acquisition of AnyTime Access, Inc., ("AnyTime Access") a company based in Sacramento, California that provides services and solutions that allow credit unions, banks and other financial institutions to outsource certain consumer communication and other administrative functions associated with consumer loan originations. The Company issued 2,121,862 shares of Common Stock and shares underlying options and warrants to purchase Common Stock with an estimated value of $112.7 million in exchange for all of the outstanding shares, options and warrants of AnyTime Access. The acquisition will be accounted for using the purchase method of accounting. The purchase price will be allocated to the estimated fair value of assets acquired and liabilities assumed. The estimated fair value of the assets acquired and liabilities assumed approximate the historical cost basis, and the preliminary purchase price allocation indicates goodwill and identifiable intangible assets of approximately $108.0 million, which the Company estimates will be amortized over an aggregate life of five years. In addition, deferred compensation in the amount of $2.2 million will be recorded for the unvested stock options to be assumed in connection with the acquisition, and will be amortized over the estimated service period of the employees.

     On August 4, 2000, the Company completed its secondary public offering by issuing 2,150,000 shares of Common Stock at a price of $31.00 per share. The offering resulted in gross proceeds of approximately $66.7 million and net proceeds of approximately $62.6 million. The Company expects to use the proceeds for general corporate purposes, including working capital and capital expenditures.

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in the MD&A and under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 dated July 31, 2000, on file with the SEC.

Results of Operations

     The discussion of the results of operations compares the three months ended June 30, 2000 with the three months ended June 30, 1999 and the six months ended June 30, 2000 with the six months ended June 30, 1999. In February 2000, the Company merged with nFront, Inc. ("nFront") in a pooling of interests transaction. Accordingly, the financial results for the Company and nFront have been combined for the historical periods presented.

     Comparison of Three Months Ended June 30, 2000 and June 30, 1999

     Results of Operations: The net loss attributable to common stockholders for the three months ended June 30, 2000 was $5.4 million, compared to $3.7 million for the corresponding period in 1999.

     Revenues: Revenues for the three months ended June 30, 2000 were $12.4 million, an increase of 104.7% from the $6.1 million reported for the same period of the prior year. This increase was primarily due to the growth in service fees from $3.6 million for the three months ended June 30, 1999 to $8.8 million for the three months ended June 30, 2000. In addition, implementation fees increased from $2.4 million to $3.6 million over the same period.

     At June 30, 2000, the Company had contracts with a total of 970 financial institutions 856 of which had contracted for Internet banking services and 340 of which had contracted for cash management services. The 856 financial institutions that had contracted for Internet banking at June 30, 2000 had
21.4 million potential end users, versus the 409 financial institutions that had contracted for Internet banking at June 30, 1999, which had 12.4 million potential end users. As of June 30, 2000, there were 566 financial institutions actively using the Company's Internet banking product. These active financial institutions represented 17.1 million potential end users, of which 1,145,000 end users were using the product as of June 30, 2000. The Company has achieved an overall penetration rate of 6.7%.

     Cost of Revenues: Cost of revenues consists of implementation and service costs. Implementation costs are comprised primarily of salaries for implementation personnel and fees paid to third parties, including bill payment and data processing vendors. Service costs consist primarily of salaries and related personnel expenses, network costs, expenses related to the operation of the Company's data centers and fees paid to third parties, including bill payment vendors, data processing vendors and communication services providers.

     Cost of revenues increased from $3.7 million for the three months ended June 30, 1999 to $6.7 million for the three months ended June 30, 2000, representing an increase of 79.6%. The increase in cost of revenues was primarily due to the costs of servicing additional financial institutions.

     Sales, General and Administrative: Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources, administrative personnel and other general corporate expenses. In addition, these expenses include marketing expenses such as trade shows and promotional costs.

     Sales, general and administrative expenses increased from $4.4 million for the three months ended June 30, 1999 to $7.3 million for the three months ended June 30, 2000. This increase was primarily due to an increase in sales commissions associated with higher revenues and higher personnel expenses due to increased staffing for sales and marketing, and to a lesser extent due to promotional expenses and expenses for additional marketing support programs. This increase was also due to increased staffing for finance and accounting, new senior management positions and growth in recruiting and human resources expenses resulting from the merger with nFront. Even though sales, general and administrative expenses increased by 65.7% over that of the period year, as a percentage of revenues, sales general and administrative expenses decreased from 72.9% for the three months ended June 30, 1999 to 59.0% for the three months ended June 30, 2000.

     Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of both the Company's products and its data processing vendor interface software. The Company expenses all research and development costs as incurred.

     Research and development expenses increased from $1.2 million for the three months ended June 30, 1999 to $3.6 million for the three months ended June 30, 2000. This increase was primarily due to higher personnel expenses related to additional full-time software engineering staff required for the functional enhancement of existing products and to a lesser extent due to the development of new products. Research and development expenses as a percentage of revenues increased from 20.6% for the three months ended June 30, 1999 to 29.3% for the three months ended June 30, 2000, primarily as a result of an increase in volume.

     Amortization of Goodwill and Intangible Assets: The acquisition of 1View generated goodwill and intangible assets of approximately $38.3 million, which will be amortized on a straight-line basis over an estimated life of three years.

     Interest and Other Income, net: Interest and other income, net increased from $32,000 for the three months ended June 30, 1999 to $652,000 for the three months ended June 30, 2000. This increase was primarily due to higher average cash balances in the three months ended June 30, 2000, as a result of the initial public offerings of the Company and nFront, completed in October 1999 and July 1999, respectively.

     Comparison of Six Months Ended June 30, 2000 and June 30, 1999

     Results of Operations: The net loss attributable to common stockholders for the six months ended June 30, 2000 was $25.8 million, compared to $6.4 million for the corresponding period in 1999.

     Revenues: For the six months ended June 30, 2000, revenues were $22.8 million, an increase of 123.0% from $10.2 million in revenues for the corresponding period in 1999. This increase was primarily due to the growth in service fees from $6.6 million for the six months ended June 30,1999 to $16.2 million for the six months ended June 30, 2000. In addition, implementation fees increased from $3.6 million to $6.6 million over the same period.

     At June 30, 2000, the Company had contracts with a total of 970 financial institutions, 856 of which had contracted for Internet banking services and 340 of which had contracted for cash management services. The 856 financial institutions that had contracted for Internet banking at June 30, 2000 had
21.4 million potential end users, versus the 409 financial institutions that had contracted for Internet banking at June 30, 1999, which had 12.4 million potential end users. As of June 30, 2000, there were 566 financial institutions actively using the Company's Internet banking product. These active financial institutions represented 17.1 million potential end users, of which 1,145,000 end users were using the product as of June 30, 2000. The Company has achieved an overall penetration rate of 6.7%.

     Cost of Revenues: Cost of revenues consists of implementation and service costs. Implementation costs are comprised primarily of salaries for implementation personnel and fees paid to third parties, including bill payment and data processing vendors. Service costs consist primarily of salaries and related personnel expenses, network costs, expenses related to the operation of the Company's data center and fees paid to third parties, including bill payment vendors, data processing vendors and communication services providers.

     Cost of revenues increased from $6.4 million for the six months ended June 30, 1999 to $12.8 million for the six months ended June 30, 2000. The increase in cost of revenues is primarily due to the costs of servicing additional financial institutions.

     Sales, General and Administrative: Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources and administrative personnel and other general corporate expenses. In addition, these expenses include marketing expenses such as trade shows and promotional costs.

     Sales, general and administrative expenses increased from $7.0 million for the six months ended June 30, 1999 to $16.3 million for the six months ended June 30, 2000. This increase was primarily due to an increase in sales commissions associated with higher revenues and higher personnel expenses due to increased staffing for sales and marketing, and to a lesser extent due to promotional expenses and expenses for additional marketing support programs. This increase was also due to increased staffing for finance and accounting, new senior management positions and growth in recruiting and human resources expenses resulting from the merger with nFront, Inc. Sales, general and administrative expenses as a percentage of revenues increased from 68.3% for the six months ended June 30, 1999 to 71.5% for the six months ended June 30, 2000.

     Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of both the Company's products and its data processing vendor interface software. The Company expenses all research and development costs as incurred.

     Research and development expenses increased from $2.6 million for the six months ended June 30, 1999 to $7.4 million for the six months ended June 30, 2000. This increase was primarily due to higher personnel expenses related to additional full-time software engineering staff required for the functional enhancement of existing products and to a lesser extent due to the development of new products. Research and development expenses as a percentage of revenues increased from 25.5% for the six months ended June 30, 1999 to 32.3% for the six months ended June 30, 2000, primarily as a result of an increase in volume.

     Amortization of Goodwill and Intangible Assets: The acquisition of 1View Network generated goodwill and intangible assets of approximately $38.3 million, which will be amortized on a straight-line basis over an estimated life of three years.

     Merger-related expenses: One-time merger-related expenses represent merger costs comprised of direct transaction costs and redundant costs related to the nFront merger consummated on February 10, 2000.

     Interest and Other Income, net: Interest and other income, net increased from $76,000 for the six months ended June 30, 1999 to $1.6 million for the six months ended June 30, 2000. This increase was primarily due to higher average cash balances in the six months ended June 30, 2000, as a result of the initial public offerings of the Company and nFront, completed in October 1999 and July 1999, respectively.

Provision for Income Taxes

     The Company incurred operating losses through June 30, 2000, and therefore has not recorded any significant provision for income taxes. The Company has recorded a valuation allowance for the full amount of its net operating loss carry-forwards, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

     From the Company's inception until its Offering, the Company had financed its operations primarily through the private placement of equity securities, raising approximately $21.9 million. On October 6, 1999, the Company completed its Offering by issuing 4,025,000 shares of Common Stock, including the exercise of the underwriters' over-allotment option, and realized proceeds, net of underwriting discounts, commissions and issuance costs, of $54.5 million. In July 1999, nFront completed its initial public offering by issuing 2,026,500 shares of common stock, including the exercise of the underwriters' over-allotment option, and realized proceeds, net of underwriting discounts, commissions and issuance costs, of $31.6 million. In conjunction with the Offering, the Company's mandatorily convertible preferred stock converted to Common Stock and warrants to purchase preferred stock became warrants to purchase Common Stock.

     On August 4, 2000, the Company completed its secondary public offering by issuing 2,150,000 shares of Common Stock, at a price of $31.00 per share. The offering resulted in gross proceeds of approximately $66.7 million and net proceeds of approximately $62.6 million. The Company expects to use the proceeds for general corporate purposes, including working capital and capital expenditures.

     At June 30, 2000, the Company had cash, cash equivalents and short-term investments of $43.9 million. The Company has a $2.0 million equipment leasing line of credit with a bank, under which approximately $892,000 had been drawn and approximately $ 512,000 was outstanding at June 30, 2000.

     In May 2000, the Company obtained a $10 million secured revolving credit commitment from a bank, which matures in May 2001. Interest on the outstanding borrowings is payable monthly. The interest rate on the Revolver is equal to the bank's prime rate, which was 9.5% as of June 30, 2000. The Revolver is secured by all of the Company's assets. As of June 30, 2000, the Company had outstanding advances of $3.0 million on the Revolver.

     Net cash used in operating activities was $26.3 million for the six months ended June 30, 2000 and $2.6 million for the six months ended June 30, 1999. The increase in cash used in operating activities was primarily due to non-recurring costs related to the nFront merger.

     Net cash used in investing activities was $9.5 million for the six months ended June 30, 2000 and $2.3 million for the six months ended June 30, 1999. The increase in cash used in investing activities was primarily due to infrastructure expansion to meet end user growth, expenditures for computers and other equipment for the Company's back up data centers and the acquisition of 1View Network.

     The Company has no material commitments other than its Revolver and obligations under its operating and capital leases. Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of the Company's marketing efforts. The Company expects to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related data center equipment, and personnel.

     The Company believes that its cash, cash equivalents and short-term investment balances, funds available under its existing Revolver, together with the proceeds from its secondary stock offering will be sufficient to satisfy its cash requirements for at least the next 12 months. The Company intends to invest its cash in excess of current operating requirements in short-term, interest-bearing, investment grade securities.

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

     In December 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company is required to adopt SAB 101 no later than the quarter ended December 31, 2000. The SEC has recently indicated it intends to issue further guidance with respect to specific issues addressed by SAB 101. At this time, the Company is still assessing the impact of SAB 101 and its effect on the Company's financial position, results of operation and cash flows.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN No. 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN No. 44 did not have an effect on the Company's financial reporting.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company's interest income is sensitive to changes in general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on its cash equivalents. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

      The Company is also exposed to the impact of interest rate changes as they affect the Revolver. Since the interest rate charged on the Revolver varies with the bank's prime rate, the Company's interest expense will fluctuate with changes in general level of U.S. interest rates. As of June 30, 2000, the Company had outstanding advances of $3.0 million on the Revolver, with a current interest rate of 9.5%.

                          PART II - OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds

      (c) Recent Sales of Unregistered Securities. During the three months ended June 30, 2000, upon the exercise of a warrant to purchase shares of Common Stock, the Company issued 20,819 shares of Common Stock for a purchase price equivalent of approximately $56,211. The holder of the warrant elected to exercise through a cashless exercise method by reducing the number of shares eligible for purchase by the number of shares equal to the aggregate purchase price. The Company relied upon sections 3(a)(9) and 4(2) of the Securities Act of 1933 (the "Securities Act") in connection with the issuance.

      On May 31, 2000, the Company issued a warrant to purchase 35,000 shares of unregistered Common Stock at a price per share of $40.5625 to Aurum Technologies, Inc., in connection with the execution of a Master DPV Agreement. The Company relied upon Section 4(2) of the Securities Act in connection with the issuance.

      On June 21, 2000, the Company issued an aggregate of 1,100,000 shares of unregistered Common Stock and Common Stock equivalents to the security holders of 1View Network Corporation in connection with the acquisition of 1View Network Corporation by the Company. The Company relied on Section 3(a)(10) of the Securities Act in connection with the issuance.

      On July 31, 2000, the Company issued an aggregate of 2,121,862 shares of unregistered Common Stock and Common Stock equivalents to the security holders of AnyTime Access, Inc., in connection with the acquisition of AnyTime Access, Inc. by the Company. The Company relied on Section 3(a)(10) of the Securities Act in connection with the issuance.

      (d) Use of Proceeds From Sales of Registered Securities. The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act (No. 333-81547) relating to the Company's initial public offering of Digital Insight Common Stock, was September 30, 1999. A total of 4,025,000 shares of Common Stock were sold at the closing at a price of $15.00 per share to an underwriting syndicate led by Morgan Stanley Dean Witter Incorporated, Deutsche Bank Securities Inc., Banc of America Securities LLC and Friedman, Billings, Ramsey & Co., Inc. Public trading commenced on October 1, 1999 and the offering closed on October 6, 1999. The initial public offering resulted in gross proceeds of $60.4 million, $4.2 million of which was applied toward underwriting discounts and commissions. Expenses related to the offering totaled approximately $1.7 million. The Company received net proceeds in the amount of $54.5 million.

      On July 31, 2000, the Company's second registration statement filed on Form S-1, under the Securities Act (No. 333-41196), relating to the Company's secondary public offering of Digital Insight Common Stock was declared effective. A total of 2,150,000 shares of Common Stock were sold at the closing at a price of $31.00 per share to an underwriting syndicate led by Morgan Stanley & Co., Incorporated, Banc of America Securities LLC, Chase Securities Inc., Deutsche Bank Securities Inc., and Friedman, Billings, Ramsey & Co., Inc. Public trading commenced on August 1, 2000 and the offer closed on August 4, 2000. The secondary public offering resulted in gross proceeds of approximately $66.7 million, $3.3 million of which was applied toward underwriting discounts and commissions. Expenses related to the offering are estimated at approximately $700,000. The Company received net proceeds in the amount of approximately $62.6 million.

      The Company has used the net proceeds from its public offerings to invest in interest bearing investment grade instruments and have used the Company's previously existing cash balances to fund its general operations. The proceeds from the initial public offering were also used in effectuating the acquisitions of nFront, 1View and Anytime Access and in integrating the companies following the acquisitions. The Company expects to use the proceeds from the secondary offering for general corporate purposes, including working capital and capital expenditures. In addition, a portion of the proceeds may also be used to acquire or invest in complementary businesses or products, or to obtain rights to use complementary technologies, although there are no current plans for any of these transactions. Pending use of the net proceeds for the above purposes, the Company intends to invest these funds in short-term, interest bearing, and investment grade obligations. None of the Company's net proceeds of the public offerings were paid directly or indirectly to any director, officer, general partner of Digital Insight or their associates, persons owning 10% or more of any class of equity securities of Digital Insight, or an affiliate of Digital Insight.

ITEM 4.   Submission of Matters to a Vote of Security Holders

      At the annual meeting of stockholders held on May 11, 2000, the Company's stockholders voted with respect to the following matters:

   . To elect two Class I directors, who will serve until the 2003 annual meeting of stockholders and until their successors are elected and have qualified.

                                           Votes For   Votes Against   Abstained
                                          ----------   -------------   ---------
   Mr. Brady L. "Tripp" Rackley III       20,769,019           2,308           0
   Mr. Kevin McDonnell                     20,740,44         100,886           0

      In addition to the above directors, the following directors will continue in office:

           Name                            Class               Term Expires
           ----                            -----               ------------
           Mr. John Dorman                  III                   2002
           Mr. Paul Fiore                    II                   2001
           Mr. John Jarve                    II                   2001
           Mr. James McGuire                III                   2002
           Mr. Robert North                 III                   2002

   . To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the year ending December 31, 2000.

          Votes for:                     20,838,358
          Votes against:                      1,484
          Abstained                           1,485

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     2.1 Agreement and Plan of Merger, dated as of March 30, 2000 by and among the Registrant, ATA Acquisition Corp., and AnyTime Access, Inc. Filed with the Registrant's Current Report on Form 8-K, dated April 14, 2000 and incorporated herein by reference.

     2.2 First Amendment to Agreement and Plan of Merger, dated as of May 2, 2000 by and among the Registrant, ATA Acquisition Corp., and AnyTime Access, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

     2.3 Second Amendment to Agreement and Plan of Merger, dated as of May 25, 2000 by and among the Registrant, ATA Acquisition Corp., and AnyTime Access, Inc. Filed with Registrant's Registration Statement on Form S-1 (File 333-41196), dated July 12, 2000 and incorporated herein by reference.

     2.4 Third Amendment to Agreement and Plan of Merger, dated as of June 13, 2000 by and among the Registrant, ATA Acquisition Corp., and AnyTime Access, Inc. Filed with Registrant's Registration Statement on Form S-1 (File 333-41196), dated July 12, 2000 and incorporated herein by reference.

     2.5 Agreement and Plan of Merger, dated as of April 8, 2000 by and among the Registrant, Calabasas Acquisition Corp., and 1View Network Corporation. Filed with the Registrant's Current Report on Form 8-K, dated April 14, 2000 and incorporated herein by reference.

     10.1 Standard Office Lease, dated as of March 6, 2000 by and between Arden Realty Finance Partnership, L.P. and the Registrant. Filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

     10.2 Revolving Note and Commercial Security Agreement and Agreement for Issuance of Letters of Credit, dated May 3, 2000 between City National Bank and the Registrant. Filed with Registrant's Registration Statement on Form S-1 (File 333-41196), dated July 12, 2000 and incorporated herein by reference.

     27.1 Financial Data Schedule


     (b)  Reports on Form 8-K

          On April 14, 2000, the Company filed a Current Report on Form 8-K announcing its Agreement and Plan of Merger dated as of March 30, 2000 by and among the Registrant, ATA Acquisition Corp. and AnyTime Access, Inc. and its Agreement and Plan to Merger dated as of April 8, 2000 by and among the Registrant, Calabasas Acquisition Corp. and 1View Network Corporation,

          On July 6, 2000, the Company filed a Current Report on Form 8-K announcing the completion of its acquisition of 1View Network Corporation.

          On August 14, 2000, the Company filed a Current Report on Form 8-K announcing the completion of its acquisition of AnyTime Access, Inc.

          On August 14, 2000, the Company filed an Amendment No. 1 to Current Report on Form 8-K with financial statements for the Company's acquisition of 1View Network Corporation.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DIGITAL INSIGHT CORPORATION


Date:  August 14, 2000              By:  /s/  Kevin McDonnell
                                         --------------------

                                    Kevin McDonnell
                                    Senior Vice President
                                    Chief Financial Officer and Secretary

                                    (Principal Financial and Accounting Officer)