Form 10-Q
period 2000-09-30
DIGITAL INSIGHT CORP
filed 2000-11-13
CIK 1037275

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                        Common Stock, $0.001 par value
             28,961,197 shares outstanding as of October 31, 2000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          DIGITAL INSIGHT CORPORATION
                                   FORM 10-Q

                                     INDEX

                                                                           Page
                                                                           ----
                          PART I--FINANCIAL INFORMATION

 ITEM 1 Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheets as of September 30, 2000 and
           December 31, 1999............................................     1
         Consolidated Statements of Operations for the three and nine
           months ended September 30, 2000 and 1999.....................     2
         Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2000 and 1999..................................     3
         Notes to Consolidated Financial Statements.....................     4

 ITEM 2 Management's Discussion and Analysis of Financial Condition and
        Results of Operations...........................................     8

 ITEM 3 Quantitative and Qualitative Disclosures About Market Risk......    12

                           PART II--OTHER INFORMATION

 ITEM 1 Legal Proceedings (not applicable)..............................

 ITEM 2 Changes in Securities and Use of Proceeds.......................    13

 ITEM 3 Defaults upon Senior Securities (not applicable)................

 ITEM 4 Submission of Matters to a Vote of Security Holders (not
        applicable).....................................................

 ITEM 5 Other Information (not applicable)..............................

 ITEM 6 Exhibits and Reports on Form 8-K................................    14

 SIGNATURES..............................................................   15

                         PART I--FINANCIAL INFORMATION

ITEM 1. Financial statements

                          DIGITAL INSIGHT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                  (Unaudited, in thousands, except share data)

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
Assets
------
Current assets:
  Cash and cash equivalents.........................    $ 55,111      $ 51,274
  Investments.......................................      32,712        27,757
  Accounts receivable, net of allowance for doubtful
   accounts of $195 and $86 at September 30, 2000
   and December 31, 1999, respectively..............      13,151         7,741
  Accumulated implementation costs..................         435           279
  Other current assets..............................       6,232         3,781
                                                        --------      --------
    Total current assets............................     107,641        90,832
Property and equipment, net of accumulated
 depreciation of $10,778 and $2,545 at September 30,
 2000 and December 31, 1999, respectively...........      30,117        12,363
Goodwill and intangible assets, net of amortization
 of $7,258 at September 30, 2000....................     143,206           --
Other assets........................................       1,184           293
                                                        --------      --------
                                                        $282,148      $103,488
                                                        ========      ========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable..................................    $  2,433      $  4,060
  Accrued compensation and related benefits.........       4,095         3,675
  Current portion of capital lease obligations and
   note payable.....................................       2,136           360
  Customer deposits and deferred revenue............       8,011         5,937
  Other accruals....................................       6,700         2,879
                                                        --------      --------
    Total liabilities...............................      23,375        16,911
Long-term portion of capital lease obligations and
 note payable.......................................       1,613           393
                                                        --------      --------
                                                          24,988        17,304
                                                        --------      --------
Stockholders' equity:
  Common stock, $.001 par value; 100,000,000 shares
   authorized; 28,942,959 and 23,018,715 shares
   issued and outstanding at September 30, 2000 and
   December 31, 1999, respectively..................          29            23
  Additional paid-in capital........................     333,393       116,771
  Notes receivable from stockholders................        (226)         (216)
  Deferred stock-based compensation.................      (9,048)       (3,279)
  Accumulated deficit...............................     (66,988)      (27,115)
                                                        --------      --------
    Total stockholders' equity......................     257,160        86,184
                                                        --------      --------
                                                        $282,148      $103,488
                                                        ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                       Three months ended   Nine months ended
                                         September 30,        September 30,
                                       -------------------- ------------------
                                         2000       1999      2000      1999
                                       ---------  --------- --------  --------
Revenues:
  Implementation fees................  $   2,962  $  2,794  $  9,594  $  6,407
  Service fees.......................     11,460     4,428    27,650    11,048
  Transaction fees...................      2,854       --      2,854       --
                                       ---------  --------  --------  --------
  Total revenues.....................     17,276     7,222    40,098    17,455
                                       ---------  --------  --------  --------
Cost of revenues:
  Implementation.....................      2,346     1,567     6,768     3,758
  Service............................      5,918     2,518    14,306     6,768
  Transaction........................      2,024       --      2,024       --
                                       ---------  --------  --------  --------
  Total cost of revenues.............     10,288     4,085    23,098    10,526
                                       ---------  --------  --------  --------
Gross profit.........................      6,988     3,137    17,000     6,929
                                       ---------  --------  --------  --------
Operating expenses:
  Sales, general and administrative..      7,291     6,276    23,609    13,264
  Research and development...........      5,716     1,975    13,068     4,582
  Amortization of stock-based
   compensation......................      2,152       329     2,972       892
  Amortization of goodwill and
   intangible assets.................      6,958       --      7,258       --
  Merger related expenses............        --        --     12,658       --
                                       ---------  --------  --------  --------
  Total operating expenses...........     22,117     8,580    59,565    18,738
                                       ---------  --------  --------  --------
Loss from operations.................    (15,129)   (5,443)  (42,565)  (11,809)
Interest and other income, net.......      1,045       400     2,692       476
                                       ---------  --------  --------  --------
Net loss.............................    (14,084)   (5,043)  (39,873)  (11,333)
Accretion of redeemable convertible
 preferred stock.....................        --        --        --       (136)
                                       ---------  --------  --------  --------
Net loss attributable to common
 stockholders........................  $ (14,084) $ (5,043) $(39,873) $(11,469)
                                       =========  ========  ========  ========
Basic and diluted net loss per
 share...............................  $   (0.52) $  (0.37) $  (1.63) $  (0.99)
                                       =========  ========  ========  ========
Weighted average shares used in
 computing basic and diluted net loss
 per share...........................     27,079    13,787    24,449    11,574
                                       =========  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                           Nine months ended
                                                             September 30,
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------
Cash flows from operating activities:
 Net loss................................................. $ (39,873) $(11,333)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation and amortization............................     3,745     1,098
 Amortization of goodwill and intangible assets...........     7,258       --
 Amortization of stock-based compensation.................     2,972       892
 Interest income on stockholders notes....................       (10)      (11)
 Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable.....................................    (2,900)   (3,497)
  Accumulated implementation costs........................      (156)      (76)
  Other current assets....................................       906    (1,589)
  Other assets............................................      (150)      110
  Accounts payable........................................    (3,721)    1,606
  Accrued compensation and related benefits...............        98       915
  Customer deposits and deferred revenue..................     1,682     2,351
  Other accruals..........................................    (5,460)    1,528
                                                           ---------  --------
   Net cash used in operating activities..................   (35,609)   (8,006)
                                                           ---------  --------
Cash flows from investing activities:
 Purchase of investments..................................   (49,707)      --
 Proceeds from sale of investments........................    44,752       --
 Acquisition payment......................................    (5,000)      --
 Acquisition of property and equipment....................   (14,495)   (6,687)
                                                           ---------  --------
   Net cash used in investing activities..................   (24,450)   (6,687)
                                                           ---------  --------
Cash flows from financing activities:
 Principal payments of capital lease obligations and note
  payable.................................................    (3,842)   (1,331)
 Proceeds from capital lease obligations and note
  payable.................................................     3,000       817
 Proceeds from exercise of stock options..................     1,604       202
 Repurchase of redeemable convertible preferred stock.....       --       (200)
 Proceeds from issuance of redeemable convertible
  preferred stock.........................................       --      8,440
 Net proceeds from issuance of common stock...............    63,134    31,659
                                                           ---------  --------
   Net cash provided by financing activities..............    63,896    39,587
                                                           ---------  --------
Net increase in cash and cash equivalents.................     3,837    24,894
Cash and cash equivalents at beginning of the period......    51,274     6,635
                                                           ---------  --------
Cash and cash equivalents at end of the period............ $  55,111  $ 31,529
                                                           =========  ========
Supplementary disclosures of cash flow information:
 Cash paid during the year for interest...................       201        52
 Income tax paid..........................................        49       --
Supplemental non-cash investing and financing activities:
 Acquisition of property and equipment under capital lease
  obligations.............................................    (3,143)   (1,043)
 Capital lease obligation incurred........................     3,143       896
 Warrants issued..........................................       473       147
Effect of Acquisitions:
 Accounts receivable......................................    (2,510)      --
 Property and equipment...................................    (3,861)      --
 Goodwill and intangible assets...........................  (150,464)      --
 Other current assets.....................................    (3,357)      --
 Other assets.............................................      (268)      --
 Accounts payable and accrued compensation and benefits...     2,094       --
 Capital lease obligation.................................       695       --
 Customer deposits and deferred revenue...................       714       --
 Other accruals...........................................     9,281       --
 Common stock issued in acquisitions......................   142,676       --

  The accompanying notes are an integral part of these consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The Company and Summary of its Significant Accounting Policies

The Company

  Digital Insight Corporation (the "Company"), which incorporated in March 1997, provides Internet banking services to credit unions, banks and savings and loans. The Company's Internet banking services include home banking for individual customers, business banking for commercial customers, a target marketing program to increase financial services to end users, and customized web site design and implementation services. In addition, the Company, through its acquisition of AnyTime Access, Inc. ("ATA"), is a provider of services that allow credit unions, banks and insurance companies to outsource their consumer loan origination and processing functions. Substantially all of the Company's revenues are derived from these services.

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

  The Company completed its initial public stock offering of 4,025,000 shares of common stock, par value $0.001 per share (the "Common Stock"), in October 1999. In conjunction with the offering, the Company's Series A, B and C mandatorily redeemable convertible preferred stock was automatically converted into Common Stock.

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

  On August 4, 2000, the Company completed its secondary public offering by issuing 2,150,000 shares of Common Stock at a price of $31.00 per share (not including underwriting discounts and commissions). The offering resulted in gross proceeds of approximately $66.7 million and net proceeds of approximately $62.7 million.

  The accompanying consolidated financial statements for the three and nine months ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the "SEC"). Independent accountants have not audited these consolidated financial statements. The consolidated financial statements, however, include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

  Management believes that the disclosures included in the accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999, and the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 , declared effective on July 31, 2000.

                          DIGITAL INSIGHT CORPORATION

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

New accounting standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on their balance sheets as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity and does not expect adoption of this new standard to have a significant impact on the Company.

  In December 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company is required to adopt SAB 101 no later than the quarter ended December 31, 2000. In October 2000, the SEC issued additional guidance on SAB 101 in the form of its Frequently Asked Questions and Answers publication. At this time, the Company is still assessing the impact of SAB 101 and its effect on the Company's consolidated financial position, results of operations and cash flows.

  In March 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN No. 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN No. 44 did not have an impact on the Company's financial reporting.

2. Acquisitions

  On June 21, 2000, the Company completed its acquisition of 1View Network Corporation ("1View"), a company based in San Francisco, California, that provides electronic information aggregation solutions for the financial services market. The purchase price, subject to adjustment if 1View did not meet certain performance objectives, consisted of $5 million in cash and 1,100,000 shares of Common Stock and shares underlying options to purchase Common Stock in exchange for all of the outstanding shares and options of 1View. The Common

                          DIGITAL INSIGHT CORPORATION

Stock issued in connection with the acquisition was valued at approximately $38.7 million (excluding the value of the 178,112 shares subject to performance requirements). The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the assets acquired and liabilities assumed approximated the historical cost basis, and the purchase price allocation indicates goodwill of approximately $38.8 million, which will be amortized on a straight-line basis over the estimated life of three years. In addition, deferred compensation was recorded in the amount of $6.6 million for the unvested stock options assumed in connection with the acquisition, and will be amortized over the estimated service period of the employees. At September 30, 2000, 1View had not met the established performance objectives. Therefore, the former majority stockholder of 1View is obligated to return to the Company $3 million in cash (included in other assets) and 178,112 shares of the Common Stock, which are being held in escrow.

  On July 31, 2000, the Company completed its acquisition of ATA, a company based in Sacramento, California that provides services and solutions that allow credit unions, banks and other financial institutions to outsource certain consumer communication and other administrative functions associated with consumer loan originations. The Company issued 2,121,862 shares of Common Stock and shares underlying options and warrants to purchase Common Stock with an estimated fair value of $112.7 million in exchange for all of the outstanding shares, options and warrants of ATA. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimated fair value of the assets acquired and liabilities assumed approximate the historical cost basis, and the purchase price allocation indicates goodwill and identifiable intangible assets of approximately $111.7 million, which is being amortized over an aggregate life of five years. In addition, deferred compensation in the amount of $2.2 million was recorded for the unvested stock options to be assumed in connection with the acquisition, and will be amortized over the estimated service period of the employees.

3. Pro forma net loss per share

  Pro forma net loss per share for the three and nine months ended September 30, 2000 and 1999 is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's redeemable convertible preferred stock into shares of Common Stock effective upon the closing of the Company's and nFront's initial public offerings as if such conversions occurred on January 1, 1999 or at the date of original issuance, if later. The resulting pro forma adjustment includes increases in the weighted average shares used to compute basic and diluted net loss per common share of 4,801,000 for the three months ended September 30, 1999 and 5,114,000 for the nine months ended September 30, 1999. The pro forma net loss calculation derived by excluding non-cash amortization of stock-based compensation, amortization of goodwill and intangible assets and non-recurring merger related expenses is not a GAAP disclosure but is included for informational purposes only, as follows;

                                     Three months ended    Nine months ended
                                        September 30,        September 30,
                                     --------------------  ------------------
                                       2000       1999       2000      1999
                                     ---------  ---------  --------  --------
                                      (In thousands, except for per share
                                                     data)
     Pro forma excluding stock-
      based compensation,
      amortization of goodwill and
      intangible assets, merger
      related expenses and
      accretion of redeemable
      convertible preferred stock:
       Pro forma net loss..........  $  (4,974) $  (4,714) $(16,985) $(10,441)
       Pro forma net loss per
        share......................  $   (0.18) $   (0.25) $  (0.69) $  (0.63)
       Weighted average shares used
        in computing pro forma net
        loss per share.............     27,079     18,588    24,449    16,688

                          DIGITAL INSIGHT CORPORATION

4. Note payable

  In August 2000, the Company obtained a $10 million equipment line of credit evidenced by a Multiple Disbursement Note from a bank, secured by the participating equipment and cash. All or a portion of the principal may be borrowed from time to time prior to August 31, 2001. Interest will accrue at either (i) the bank's prime rate less 1% or (ii) 1.5% above the rate stated on the certificate of deposit pledged as collateral for the note. Interest will be paid monthly, commencing September 30, 2000. Principal will be paid in 36 monthly installments, commencing September 1, 2001. As of September 30, 2000, the Company had no borrowings outstanding on this equipment line of credit.

5. Subsequent events

  In connection with the 1View acquisition, a portion of the purchase price ($3 million in cash and 178,112 shares of Common Stock) was held in escrow pending 1View's attainment of certain performance objectives. Since 1View did not attain such performance objectives, the contingent cash and shares of common stock were returned to the Company in November 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters reflect management's best judgment based on factors currently known. These statements involve numerous risks and uncertainties, and actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in the MD&A and under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 declared effective July 31, 2000, on file with the SEC.

Results of Operations

  The discussion of the results of operations compares the three months ended September 30, 2000 with the three months ended September 30, 1999 and the nine months ended September 30, 2000 with the nine months ended September 30, 1999. In February 2000, the Company merged with nFront in a pooling of interests transaction. Accordingly, the financial results for the Company and nFront have been combined for the historical periods presented.

Comparison of Three Months Ended September 30, 2000 and September 30, 1999

  Results of Operations: The net loss attributable to common stockholders for the three months ended September 30, 2000 was $14.1 million, compared to $5.0 million for the corresponding period in 1999.

  Revenues: Revenues for the three months ended September 30, 2000 were $17.3 million, an increase of 139.2% from the $7.2 million reported for the same period of the prior year. This increase was primarily due to the growth in service fees from $4.4 million for the three months ended September 30, 1999 to $11.5 million for the three months ended September 30, 2000 and the acquisition of ATA, which contributed transaction revenue of $2.9 million.

  At September 30, 2000, the Company had contracts with a total of 1,155 customers, 926 of which had contracted for Internet banking services, 378 of which had contracted for cash management services and 164 of which had contracted for on-line lending services. There were 1,348,000 active Internet banking end users at the end of the quarter, up 132% from a year earlier and 18% from the prior quarter. The Company had a total of 661 live Internet banking customers at September 30, 2000, representing 19.1 million potential end users. At September 30, 2000, the Company's overall penetration rate was 7.1%. The total number of potential end users at the 926 contracted Internet banking institutions was 22.5 million. The Company expects customer turnover as part of its business but does not believe such turnover will have a material impact on its future financial results.

  Cost of Revenues: Cost of revenues consists of implementation, service and transaction costs. Implementation costs are comprised primarily of salaries for implementation personnel and fees paid to third parties, including bill payment and data processing vendors. Service costs consist primarily of salaries and related personnel expenses, network costs, expenses related to the operation of the Company's data centers and fees paid to third parties, including bill payment vendors, data processing vendors and communication services providers. Transaction costs are comprised primarily of salaries and related personnel expenses and fees paid to third parties.

  Cost of revenues increased from $4.1 million for the three months ended September 30, 1999 to $10.3 million for the three months ended September 30, 2000, representing an increase of 151.8%. The increase in cost of revenues was primarily due to the costs of implementing and servicing additional financial institutions and the acquisition of ATA, which contributed transaction cost of revenues of $2 million.

  Sales, General and Administrative: Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources, administrative personnel and other general corporate expenses. In addition, these expenses include marketing expenses, such as trade shows and promotional costs.

  Sales, general and administrative expenses increased 16.2%, from $6.3 million for the three months ended September 30, 1999 to $7.3 million for the three months ended September 30, 2000. This increase was primarily due to an increase in personnel expenses due to increased staffing, including new senior management positions and growth in recruiting and human resources expenses resulting from the acquisitions of nFront, 1View and ATA. As a percentage of revenues, sales general and administrative expenses decreased from 86.9% for the three months ended September 30, 1999 to 42.2% for the three months ended September 30, 2000.

  Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of both the Company's products and its data processing vendor interface software. The Company expenses all research and development costs as incurred.

  Research and development expenses increased from $2.0 million for the three months ended September 30, 1999 to $5.7 million for the three months ended September 30, 2000. This increase was primarily due to higher personnel expenses related to additional full-time software engineering staff required for the functional enhancement of existing products and to a lesser extent due to costs incurred for the development of new products. Research and development expenses as a percentage of revenues increased from 27.3% for the three months ended September 30, 1999 to 33.1% for the three months ended September 30, 2000.

  Amortization of stock-based compensation: Amortization of stock-based compensation increased from $329,000 for the three months ended September 30, 1999 to $2.2 million for the three months ended September 30, 2000. This increase was due primarily the stock-based compensation related to the unvested options assumed in the acquisitions of 1View and ATA.

  Amortization of Goodwill and Intangible Assets: The acquisitions of 1View and ATA generated goodwill and intangible assets of approximately $150.5 million, which will be amortized on a straight-line basis over the estimated lives of three to five years.

  Interest and Other Income, net: Interest and other income, net increased from $400,000 for the three months ended September 30, 1999 to $1 million for the three months ended September 30, 2000. This increase was primarily due to higher average cash balances in the three months ended September 30, 2000, as a result of the Company's secondary public offering completed in August 2000.

Comparison of Nine Months Ended September 30, 2000 and September 30, 1999

  Results of Operations: The net loss attributable to common stockholders for the nine months ended September 30, 2000 was $39.9 million, compared to $11.5 million for the corresponding period in 1999.

  Revenues: For the nine months ended September 30, 2000, revenues were $40.1 million, an increase of 129.7% from $17.5 million in revenues for the corresponding period in 1999. This increase was primarily due to the growth in service fees from $11 million for the nine months ended September 30,1999 to $27.7 million for the nine months ended September 30, 2000 and the acquisition of ATA, which contributed transaction revenue of $2.9 million.

  At September 30, 2000, the Company had contracts with a total of 1,155 customers, 926 of which had contracted for Internet banking services, 378 of which had contracted for cash management services and 164 of which had contracted for on-line lending services. There were 1,348,000 active Internet banking end users at the end of the quarter, up 132% from a year earlier and 18% from the prior quarter. The Company had a total of 661 live Internet banking customers at September 30, 2000, representing 19.1 million potential end users. At September 30, 2000, the Company's overall penetration rate was 7.1%. The total number of potential end users at the 926 contracted Internet banking institutions was 22.5 million. The Company expects customer turnover as part of its business but does not believe such turnover will have a material impact on its future financial results.

  Cost of Revenues: Cost of revenues consists of implementation, service and transaction costs. Implementation costs are comprised primarily of salaries for implementation personnel and fees paid to third parties, including bill payment and data processing vendors. Service costs consist primarily of salaries and related personnel expenses, network costs, expenses related to the operation of the Company's data center and fees paid to third parties, including bill payment vendors, data processing vendors and communication services providers. Transaction costs are comprised primarily of salaries and related personnel expenses and fees paid to third parties.

  Cost of revenues increased from $10.5 million for the nine months ended September 30, 1999 to $23.1 million for the nine months ended September 30, 2000. The increase in cost of revenues is primarily due to the costs of implementing and servicing additional financial institutions and the acquisition of ATA, which contributed transaction cost of revenues of $2 million.

  Sales, General and Administrative: Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources and administrative personnel and other general corporate expenses. In addition, these expenses include marketing expenses such as trade shows and promotional costs.

  Sales, general and administrative expenses increased 78.0%, from $13.3 million for the nine months ended September 30, 1999 to $23.6 million for the nine months ended September 30, 2000. This increase was primarily due to an increase in personnel expenses due to increased staffing, including new senior management positions and growth in recruiting and human resources expenses resulting from the acquisitions of nFront, 1View and ATA. As a percentage of revenues, sales general and administrative expenses decreased from 76.0% for the nine months ended September 30, 1999 to 58.9% for the nine months ended September 30, 2000.

  Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of both the Company's products and its data processing vendor interface software. The Company expenses all research and development costs as incurred.

  Research and development expenses increased from $4.6 million for the nine months ended September 30, 1999 to $13.1 million for the nine months ended September 30, 2000. This increase was primarily due to higher personnel expenses related to additional full-time software engineering staff required for the functional enhancement of existing products and to a lesser extent due to costs incurred for the development of new products. Research and development expenses as a percentage of revenues increased from 26.3% for the nine months ended September 30, 1999 to 32.6% for the nine months ended September 30, 2000.

  Amortization of stock-based compensation: Amortization of stock-based compensation increased from $892,000 for the nine months ended September 30, 1999 to $3.0 million for the nine months ended September 30, 2000. This increase was due primarily the stock-based compensation related to the unvested options assumed in the acquisitions of 1View and ATA.

  Amortization of Goodwill and Intangible Assets: The acquisitions of 1View and ATA generated goodwill and intangible assets of approximately $150.5 million, which will be amortized on a straight-line basis over the estimated lives of three to five years.

  Merger-related expenses: One-time merger-related expenses represent merger costs comprised of direct transaction costs and redundant costs related to the nFront merger consummated on February 10, 2000.

  Interest and Other Income, net: Interest and other income, net increased from $476,000 for the nine months ended September 30, 1999 to $2.7 million for the nine months ended September 30, 2000. This increase was primarily due to higher average cash balances in the nine months ended September 30, 2000, as a result of the initial public offerings of the Company and nFront, completed in October 1999 and July 1999, respectively and the Company's secondary public offering completed in August 2000.

Provision for Income Taxes

  The Company incurred operating losses through September 30, 2000, and therefore has not recorded a provision for income taxes. The Company has provided a full valuation allowance on its deferred tax asset consisting primarily of net operating loss carry-forwards because of uncertainty regarding their realizability.

Liquidity and Capital Resources

  At September 30, 2000, the Company had cash, cash equivalents and short-term investments of $87.8 million. In May 2000, the Company obtained a $10 million secured revolving credit commitment (the "Revolver") from a bank, which matures in May 2001. Interest on the outstanding borrowings is payable monthly. The interest rate on the Revolver is equal to the bank's prime rate. The Revolver is secured by all of the Company's assets. As of September 30, 2000, the Company had no outstanding advances on the Revolver.

  In August 2000, the Company obtained a $10 million equipment line of credit evidenced by a Multiple Disbursement Note from a bank, secured by the participating equipment and cash. All or a portion of the principal may be borrowed from time to time prior to August 31, 2001. At the Company's option, interest will accrue at either (i) the bank's prime rate less 1% or (ii) 1.5% above the rate stated on the certificate of deposit pledged as collateral for the note. Interest will be paid monthly, commencing September 30, 2000. Principal will be paid in 36 monthly installments, commencing September 1, 2001. As of September 30, 2000, the Company had no borrowings outstanding on this equipment line of credit.

  Net cash used in operating activities was $35.6 million for the nine months ended September 30, 2000 and $8.0 million for the nine months ended September 30, 1999. The increase in cash used in operating activities was primarily due to increased personnel costs combined with the non-recurring costs related to the nFront merger. These increased expenses were partially offset by higher revenues.

  Net cash used in investing activities was $24.5 million for the nine months ended September 30, 2000 and $6.7 million for the nine months ended September 30, 1999. The increase in cash used in investing activities was primarily due to infrastructure expansion to meet end user growth, expenditures for computers and other equipment for the Company's backup data centers and the acquisition of 1View.

  Net cash provided by financing activities was $63.9 million for the nine months ended September 30, 2000 compared to $39.6 million for the nine months ended September 30, 1999. The increase in cash provided by investing activities was primarily due to the Company's secondary public offering, which was completed on August 4, 2000. The Company issued 2,150,000 shares of Common Stock, at a price of $31.00 per share (not including underwriting discounts and commissions). The offering resulted in gross proceeds of approximately $66.7 million and net proceeds of approximately $62.7 million. The Company expects to use the proceeds from this offering for general corporate purposes, including working capital and capital expenditures.

  The Company has no material commitments other than its Revolver, equipment line of credit and obligations under its operating and capital leases. Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of the Company's marketing efforts. The Company expects to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related data center equipment, and personnel.

  The Company believes that its cash, cash equivalents and short-term investment balances will be sufficient to satisfy its cash requirements for at least the next 12 months. The Company intends to invest its cash in excess of current operating requirements in short-term, interest-bearing, investment grade securities.

New Accounting Standards

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on their balance sheets as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity and does not expect adoption of this new standard to have a significant impact on the Company.

  In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company is required to adopt SAB 101 no later than the quarter ended December 31, 2000. In October 2000, the SEC issued additional guidance on SAB 101, in the form of its Frequently Asked Questions and Answers publication. At this time, the Company is still assessing the impact of SAB 101 and its effect on the Company's financial position and results of operations.

  In March 2000, the FASB issued FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN No. 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN No. 44 did not have an impact on the Company's financial reporting.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company's interest income is sensitive to changes in general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned by the Company on its cash equivalents. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

  The Company is also exposed to the impact of interest rate changes as they affect the Revolver and its equipment line of credit. Since the interest rate charged on the these credit facilities varies with the bank's prime rate, the Company's interest expense will fluctuate with changes in general level of U.S. interest rates. As of September 30, 2000, the Company had no outstanding advances under either of these credit facilities.

                          PART II--OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

  (c) Recent Sales of Unregistered Securities.

  On July 31, 2000, the Company issued an aggregate of 2,121,862 shares of unregistered Common Stock and options and warrants to purchase Common Stock to the securityholders of ATA in connection with the acquisition of ATA. The Company relied on Section 3(a)(10) of the Securities Act of 1933 in connection with the issuance of these securities.

  In conjunction with its acquisition of ATA, the Company has assumed all outstanding warrants of ATA, specifically the following:

    1) On July 31, 2000, the Company assumed the original warrant dated October 28, 1996 issued by ATA to Comdisco, Inc. The original warrant to purchase shares of ATA Series A preferred stock was issued in connection with the execution of a Master Lease Agreement. The original warrant has been converted to a warrant to purchase 36,761 shares of Common Stock at a purchase price of $4.42 per share.

    2) On July 31, 2000, the Company assumed the original warrant dated September 26, 1997 issued by ATA to Comdisco, Inc. The original warrant to purchase shares of ATA Series B preferred stock was issued in connection with the execution of a Master Lease Agreement. The original warrant has been converted to a warrant to purchase 6,164 shares of Common Stock at a purchase price of $25.95 per share.

    3) On July 31, 2000, the Company assumed the original warrant dated May 7, 1999, issued by ATA to Silicon Valley Bank. The original warrant provides Silicon Valley Bank with the right to purchase 3,853 shares Common Stock at a purchase price of $25.95 per share, on an as-converted basis.

    4) On July 31, 2000, the Company assumed the original warrant dated July 1, 1999, issued by ATA to Silicon Valley Bank. The original warrant provides Silicon Valley Bank with the right to purchase 1,430 shares of Common Stock at a purchase price of $25.95 per share, on an as-converted basis.

  (d) Use of Proceeds From Sales of Registered Securities.

  On July 31, 2000, the Company's second registration statement filed on Form S-1 under the Securities Act (No. 333-41196) relating to the Company's secondary public offering of Digital Insight Common Stock was declared effective. A total of 4,000,000 shares of Common Stock were sold, 2,150,000 shares which were sold by the Company and 1,850,000 shares of which were sold by certain stockholders. The shares were sold at a price of $31.00 per share to an underwriting syndicate led by Morgan Stanley & Co., Incorporated, Banc of America Securities LLC, Chase Securities Inc., Deutsche Bank Securities Inc., and Friedman, Billings, Ramsey & Co., Inc. Public trading commenced on August 1, 2000 and the offer closed on August 4, 2000. The secondary public offering resulted in gross proceeds of approximately $66.7 million, $3.3 million of which was applied toward underwriting discounts and commissions. Expenses related to the offering totaled approximately $720,000. The Company received net proceeds in the amount of approximately $62.6 million.

  The Company expects to use the proceeds from the secondary offering and the balance of the proceeds from the initial offering for general corporate purposes, including working capital and capital expenditures. In addition, a portion of the proceeds may also be used to acquire or invest in complementary businesses or products, or to obtain rights to use complementary technologies, although there are no current plans for any of these transactions. Pending use of the net proceeds for the above purposes, the Company intends to invest these funds in short-term, interest bearing, and investment grade obligations. None of the Company's net proceeds of the public offerings were paid directly or indirectly to any director, officer, general partner of Digital Insight or their associates, persons owning 10% or more of any class of equity securities of Digital Insight, or an affiliate of Digital Insight.

ITEM 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

  4.1 Warrant Agreement to Purchase Shares of Common Stock of Digital Insight
      Corporation, dated July 31, 2000 issued to Comdisco, Inc. Filed herewith.

  4.2 Warrant Agreement to Purchase Shares of Common Stock of Digital Insight
      Corporation, dated July 31, 2000 issued to Comdisco, Inc. Filed herewith.

  4.3 Warrant Agreement to Purchase Shares of Preferred Stock of AnyTime
      Access, Inc., dated May 7, 1999 issued to Silicon Valley Bank. Filed herewith.

  4.4 Warrant Agreement to Purchase Shares of Preferred Stock of AnyTime
      Access, Inc., dated July 1, 1999 issued to Silicon Valley Bank. Filed herewith.

 10.1 Multiple Disbursement Note dated August 18, 2000 between City National
      Bank and the Registrant. Filed herewith.

 10.2 Security Agreement dated August 18, 2000 between City National Bank and the Registrant. Filed herewith.

 10.3 Letter dated September 5, 2000 from City National Bank to Registrant regarding the Security Agreement dated August 18, 2000. Filed herewith.

 10.4 Letter dated July 20, 2000, detailing employment agreement between Tom
      Bollum, EVP General Manager, and the Registrant. Filed herewith.

 10.5 Letter dated September 11, 2000, detailing employment agreement between Joe McDoniel, Senior Vice President Operations, and the Registrant. Filed herewith.

 10.6 Letter dated September 28, 2000 detailing employment agreement between Robert Surridge, Senior Vice President, Lending Division, and the
      Registrant. Filed herewith.

 10.7 Option Agreement dated September 14, 2000 between Joe McDoniel and
      Registrant. Filed herewith.

 27.1 Financial Data Schedule

   (b) Reports on Form 8-K

  On July 6, 2000, the Company filed a Current Report on Form 8-K, under Item 2 of Form 8-K, announcing the completion of its acquisition of 1View Network Corporation.

  On August 14, 2000, the Company filed a Current Report on Form 8-K, under
Item 2 of Form 8-K, announcing the completion of its acquisition of AnyTime Access, Inc. This Current Report on Form 8-K included financial statements of AnyTime Access, Inc. and pro forma financial information for the acquisition.

  On August 14, 2000, the Company filed an Amendment No. 1 to Current Report on Form 8-K, under Item 2 of Form 8-K, with respect to the Company's acquisition of 1View Network Corporation. This Current Report on Form 8-K included financial statements of 1View Network Corporation and pro forma financial information for the acquisition.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DIGITAL INSIGHT CORPORATION

Date: November 13, 2000                   By:  /s/ Kevin McDonnell
                                             ----------------------------------
                                             Kevin McDonnell
                                             Senior Vice President,
                                             Chief Financial Officer and
                                              Secretary
                                             (Principal Financial and
                                             Accounting Officer)