Form 10-K405
period 2000-12-31
DIGITAL INSIGHT CORP
filed 2001-03-23
CIK 1037275

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                         Commission File Number 0-27459

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

                               ----------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common stock of $13.125 as reported by the Nasdaq National Market System, was approximately $259 million. The shares of common stock held by each officer and director and by each person known to the registrant who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 1, 2001, the registrant had 28,981,511 shares of its common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's proxy statement for the 2001 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
                                                                           ----
                                      PART I
 Item 1.  Business......................................................     2
 Item 2.  Properties....................................................    22
 Item 3.  Legal Proceedings.............................................    23
 Item 4.  Submission of Matters to a Vote of Security Holders...........    23

                                      PART II
 Item 5.  Market for Registrant's Common Stock and Related Stockholder      24
          Matters.......................................................
 Item 6.  Selected Financial Data.......................................    24
 Item 7.  Management's Discussion and Analysis of Financial Condition       26
          and Results of Operations.....................................
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....    31
 Item 8.  Financial Statements and Supplementary Data...................    31
 Item 9.  Changes In and Disagreements with Accountants on Accounting       31
          and Financial Disclosure......................................

                                     PART III
 Item 10. Directors and Executive Officers of the Registrant............    32
 Item 11. Executive Compensation........................................    32
 Item 12. Security Ownership of Certain Beneficial Owners and               32
          Management....................................................
 Item 13. Certain Relationships and Related Transactions................    32

                                      PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-    33
          K.............................................................
 Signatures..............................................................   36
 Index to Financial Statements...........................................  F-1

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from any forward-looking statement. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors" in Item 1 of Part I.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

Overview

   We are the leading provider of Internet banking services to banks, credit unions and savings and loans associations, based on the number of financial institutions and Internet banking end users we serve. We offer these financial institutions cost-effective outsourced applications, branded in their name, which include Internet banking for their retail and commercial customers, a target marketing program to enable them to effectively sell additional financial services to end users, an authorized loan decisioning and contact center and customized e-commerce portal web site design and implementation services. In general, we provide our applications to financial institutions over the Internet, from facilities hosted by us, which requires minimal software installation at the customer site. The means of providing services in this manner is commonly referred to as the application service provider, or ASP, model. As of December 31, 2000, we had contracted with 1,256 financial institutions. These financial institutions had approximately 23.3 million potential end users. As of December 31, 2000, over 1.5 million end users were actively using our Internet banking applications.

   We provide financial institutions with comprehensive Internet applications that can be installed rapidly with a look and feel that preserves their unique brand identity. Our applications are designed to be readily expandable, and scalable, as the number of end users grows. Our applications also offer high levels of up-time availability and system back-up. We work closely with leading data processing vendors so that financial institutions can leverage their investments in existing data processing systems by fully integrating them with Internet applications.

Industry Background

   The Internet has emerged as the fastest growing communications medium in history and is dramatically changing the way businesses and individuals communicate and conduct commerce. eMarketer, a leading provider of research for the information technology industry, estimates that the number of active Internet users in the United States will increase from approximately 87.9 million in 2000 to approximately 143.1 million in 2004. The Internet is increasingly being utilized as a medium for financial transactions and services, including banking, brokerage and insurance. In particular, consumers, businesses and financial institutions are recognizing that the Internet is a powerful and efficient medium for the delivery of banking services, including Internet banking, bill payment and other services for individuals, and cash management, payroll and other services for the commercial customers of financial institutions. Consumers and small businesses use Internet banking because of its 24 hours a day, 7 days a week convenience and the ability to perform a wide range of transactions from any personal computer or Internet-enabled device.

   In response to this demand, an increasing number of financial institutions are offering Internet-based banking services. International Data Corporation ("IDC") estimates the number of banks and credit unions offering online banking services will increase to 15,845 by 2003, and that these services will be offered primarily via the Internet. IDC estimates that 75% of all United States banks and credit unions will offer online banking services by 2003, compared to 6% at the end of 1998. Internet banking enables financial institutions to provide a primary financial destination to their customers by collecting and consolidating financial and other kinds of data from a number of sources, including all of the customer's accounts at that institution as well as information from other Internet sources such as online brokerage and insurance firms. Internet banking also allows a financial institution to collect and analyze customer data for use in targeted marketing programs.

   Early Internet banking initiatives were undertaken primarily by large financial institutions. However, there are approximately 22,000 credit unions, banks, and savings and loans in the United States with assets of less than $10 billion each. These community financial institutions hold approximately $2.2 trillion in deposits, or 56% of total U.S. customer deposits. As a result of the adoption of Internet banking services by their larger competitors, community financial institutions are finding themselves under increasing pressure to offer Internet banking and business banking services. Financial institutions of all sizes are realizing that if they do not provide these services, or if their offerings are inadequate, they risk losing customers to other institutions, Internet-only banks, or locally competitive financial institutions who do offer these services.

   Some financial institutions have been slow to adopt Internet banking services as a result of several factors. A financial institution undertaking its own Internet banking service must develop or acquire the relevant expertise, dedicate appropriate information technology resources, maintain security systems, processes and technology and spend significant time and capital on the project. In addition, a financial institution must work closely with its data processing vendor or vendors to develop and maintain workable interfaces between its core systems and its Internet application.

   In order to remain competitive, financial institutions require a low-cost, outsourced Internet-based banking application. The application must be rapidly and cost-effectively implemented, interface seamlessly with the financial institution's data processing vendor or vendors, preserve and extend the financial institution's own brand and provide suitable features to end users. An Internet-based application must also be secure, reliable and scalable. Finally, the application should provide a platform for expanded services which over time would provide additional revenue opportunities to the financial institution and appeal to end users who are increasingly using the Internet to research, evaluate and purchase a broad array of products and services.

Digital Insight

   We provide Internet banking solutions to financial institutions under an ASP model. Our products include separate content-rich Internet banking applications for financial institutions' retail and commercial banking customers. AXIS Internet Banking, our consumer product, includes account management, account transfers and interfaces to personal financial management software, bill payment, stock quotes and other expanded services. AXIS Cash Management, our business banking product, includes similar features as well as payroll/direct deposits and other services. To enable financial institutions to sell additional financial services to their end users based on individual profiles, we offer target marketing programs. We also provide customized web site design, implementation, maintenance and hosting services. In addition, AXIS eCommerce, our customized Internet portal product, enables financial institutions to transform their first-generation Internet banking site into a full service, content-rich and user-relevant portal site branded in their name. Our AXIS Lending Services provide a selection of automated lending products, including an Internet-based real time loan decisioning product, multi-channel automated underwriting services and a 24x7 contact center staffed with certified loan officers.

   We offer the following benefits to financial institutions:

  . Comprehensive and Customizable Solution. We provide full ASP support to financial institutions that desire such an environment, including application and web site hosting, reporting tools and customized online account presentations. Our Internet banking applications can be configured to offer financial institutions and end users a variety of standard and optional features. Our web site design and implementation services also enable financial institutions to establish Internet banking services with a look and feel that preserves their unique brand identity.

  . Real Time and Batch Online Architecture. Our architecture allows either real time or batch communication with financial institutions' core data processing systems. Real time data processing allows for transactions conducted on the web site to be immediately reflected on the host system, and allows for transactions conducted at the financial institution to be immediately reflected on the web site. Batch processing systems transfer transaction data between the Internet banking data center and the financial institution's host system on a daily or periodic basis. Our ability to offer both real time and batch processing capabilities allows us to interface with whatever type of system the financial institution employs.

  . Extensive Data Processing Vendor Relationships. We provide direct links, or interfaces, with multiple vendors of core banking software and data processing services to financial institutions. As of December 31, 2000, we have developed interfaces to data processing vendors representing 70 separate systems, serving more than 16,000 financial institutions. We are currently developing interfaces to additional systems. By working directly with these vendors, we can quickly and cost-effectively install our systems with customers of these vendors that purchase our applications. Our interfaces also allow for tight integration with other functions supported by the data processing vendor, such as loan origination, online statements and check imaging.

  . Scalable, Reliable and Secure Service. Our system can scale rapidly to accommodate increased numbers of end users. A financial institution can take advantage of our data center and the server infrastructure of its data processing vendor to scale to meet demand, without building its own separate server infrastructure. Our service is also highly reliable, with an up-time availability record averaging 99.58% during the twelve-month period ended December 31, 2000. Further, our systems incorporate sophisticated data encryption techniques, a series of firewalls between the Internet and financial institutions, and several layers of security technology in order to minimize unauthorized access to our network.

  . Rapid and Affordable Implementation. Our ASP applications can be rapidly implemented and represent an affordable alternative to internally developed Internet banking applications for financial institutions. Average implementation times for our Internet banking application range from three to four months, depending on the availability of an existing interface with a financial institution's data processing vendor and the financial institution's schedule.

  . Platform for Value-Added Services and Target Marketing. We enable financial institutions to expand their Internet presence beyond their core banking functions by providing additional value-added products and services to their customers. These services include bill payment, stock brokerage, insurance brokerage, travel, training seminars and financial planning. Our applications are also capable of gathering relevant end user account activity information and usage profiles, enabling financial institutions to market timely and appropriate services to target customers, thereby creating additional revenue opportunities. We believe that these additional product and service offerings will allow financial institutions to derive additional revenue from existing and new end users.

  . Multilingual Web Site Capabilities. With our template-based architecture, financial institutions can choose to purchase bilingual versions of their web sites. We currently offer a Spanish/English version and a Chinese/English version. We are developing other language versions. The bilingual web site allows end users to choose in what language they wish to view their transactions over the Internet. A toggle function allows multiple users within a single household to switch from one language to the other, based on personal preference.

The Digital Insight Strategy

   Our objective is to increase our position as the leading provider of Internet banking services to financial institutions as well as to provide these institutions with a competitive platform that will permit them to exploit e-commerce opportunities. To achieve this objective, we intend to:

  . Increase the Number of Financial Institutions. Currently, there are approximately 22,000 credit unions, banks and savings and loans in the United States. We intend to leverage our leading market position to further penetrate the substantial market for ASP Internet banking applications. As of December 31, 2000, we had contracts with 1,256 financial institutions throughout the United States. We intend to attract financial institutions through one or more of our three core product offerings, namely Internet banking, business banking and lending services.

  . Pursue Cross-Selling Opportunities. We currently enable financial institutions to offer Internet banking applications and automated lending capabilities to their retail and business banking end users.

    For those financial institutions that use these capabilities, we believe that we have a significant opportunity to sell them additional offerings as their needs evolve and their customer base grows. We intend to cross-sell additional products and services to our current customers.

  . Increase End User Penetration. As of December 31, 2000, financial institutions offering our Internet banking applications had more than
    20.4 million potential end users and an overall penetration of 7.6%. We work with financial institutions to expand the number of end users of our Internet banking and business banking applications through marketing assistance programs and sharing best practices. We intend to continue to train the staff of financial institutions in marketing and promoting Internet banking services using the information and skills we have gained through our experience in Internet banking implementations.

  . Increase the Number of Interfaces to Core Data Processing Systems. We intend to increase the number of our interfaces to core data processing systems to allow our applications to interface with more financial institutions. We currently interface with vendors providing services to over 16,000 financial institutions and our goal is to continually increase this coverage. A group of our engineers is dedicated to developing interfaces to new data processing vendors. We are currently developing interfaces to additional systems.

  . Broaden Product and Service Offerings. We plan to offer new and enhanced products and services to attract additional traffic onto our network of financial institutions and other business partners. We intend to enhance the capabilities, or functionality, of our applications to capitalize on the trend of consumers to integrate financial services information and transactions and to expand our target marketing capability.

  . Pursue Strategic Merger and Acquisition Opportunities. We intend to continue to pursue opportunities to merge with or acquire businesses that can provide us with revenue growth through the addition of financial institution customers, complementary technologies or services, or other benefits.

Products and Services

   Our primary products are Internet retail and business banking and automated lending applications. These applications allow a financial institution to create a customized Internet banking presence using an array of standard and optional features. We complement our primary banking applications with additional tools, such as target marketing, portal websites, wireless capability, online statements, check imaging and with implementation and web site services.

 AXIS Internet Banking

   Our AXIS Internet Banking application is an Internet-based system through which financial institutions are able to provide Internet banking to their retail customers. Standard features of this application include:

  . Account information: End users can view balance information and transaction history for deposit accounts, such as checking and savings, and loan accounts, such as consumer, credit card, automobile and mortgage loans.

  . Funds transfer: End users can transfer funds among accounts, including making loan payments.

  . Interfaces with personal financial management software: End users can download their account information into Quicken and Microsoft Money.

   In addition to these standard features, financial institutions can also choose to include the following Internet banking optional features:

  . Bill payment: End users can pay bills electronically 24 hours a day, 7 days a week. End users can schedule one-time or recurring payments, and can view payment history at their convenience.

  . Online applications: End users can submit electronic loan, credit card or other applications safely and securely to their financial institution.

  . Online services and additional features: End users can track stock prices, calculate portfolio values, order U.S. Savings Bonds, make check image requests and order checks.

  . Online statements: End users can receive online account statements through AXIS Internet Banking. Online statement capabilities help financial institutions reduce operating expenses associated with paper statements while enhancing their customers' experience with online banking. End users are generally able to access their statements more quickly than with paper statements delivered through traditional methods.

  . Wireless banking: Through our wireless banking technology, end users can access their account information through a variety of wireless devices, including cellular phones, Wireless Access Protocol devices and personal digital assistant devices. This service offers two-way messaging, instant notifications and technology that will allow viewer customization.

 AXIS Cash Management

   Our AXIS Cash Management application provides a full range of Internet business banking services, which can be offered by financial institutions to their commercial customers. We recently introduced an upgraded version of this application that includes more robust standard features such as:

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

  . File export: Businesses can export their account information into a computer file or into business financial management and accounting software.

   Optional features of AXIS Cash Management include:

  . Bill payment: Businesses can pay bills electronically 24 hours a day, 7 days a week. Businesses can schedule one-time or recurring payments and can view payment history at their convenience.

  . Automated Clearing House services: Businesses can initiate electronic payments, including business-to-business payments and payroll and other direct deposit disbursements.

  . Wire transfers: Businesses can originate wire transfers of funds to accounts with other financial institutions or trade partners.

  . Online services and additional features: Businesses can complete predefined online forms, make photocopy requests, order checks, and track portfolios.

 AXIS Lending Services

   AXIS Lending Services enable financial institutions to provide a selection of automated lending products that offer rules-based underwriting on behalf of the financial institutions through various channels, including real time decisioning over the Internet for consumer and real estate loans. Through AXIS Lending Services, we can simplify complex processes, such as tracking loan applications and delivering conditional approvals or referral decisions on behalf of financial institutions. AXIS Lending Services feature interfaces to major loan origination systems, online credit bureau verification, comprehensive scoring with custom guidelines, pre-qualification for real estate and consumer loans, and complete online underwriting for consumer loans. On July 31, 2000, we completed our acquisition of AnyTime Access, Inc., a company based in Sacramento, California that provides services and solutions allowing financial institutions to outsource certain consumer communication and other administrative functions associated with consumer loan originations. With the acquisition of AnyTime Access's product lines, we expanded our lending related offerings and are now able to provide our financial institutions with the technology to offer real time decisioning over the Internet for consumer and real estate loans and a 24x7 contact center staffed with certified loan officers.

 AXIS Target Marketing

   Our AXIS Target Marketing module is designed to help make the financial institution's web site a cost-effective sales tool. AXIS Target Marketing allows financial institutions to individually target account holders and present the account holders with opportunities to buy products and services to fit their needs. The AXIS Target Marketing module gives financial institutions the ability to:

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

   Our recently announced AXIS Advanced Target Marketing module will enhance and expand the capabilities of our existing AXIS Target Marketing module, including adding online survey capability and expanded targeting parameters. In addition, our AXIS Advanced Target Marketing services will enable financial institutions to gather additional data regarding end users, in a manner consistent with applicable privacy regulations, in order to better focus their marketing efforts.

 AXIS eCommerce

   AXIS eCommerce allows financial institutions to provide a financial portal through which they can offer a wide array of financial and other revenue-generating products in a convenient, secure Internet environment, fully integrated with the financial institution's own products and content. Among the integrated financial services offered through AXIS eCommerce are discount brokerage services, online mortgage services, direct investing, auto shopping, credit card services, office supply procurement, travel services and IRA servicing. AXIS eCommerce is designed to enable financial institutions to establish their web site as the primary financial destination for their customers. In some cases, the financial institution will receive a share of the revenue generated through the transactions on its e-commerce website.

 AXIS Consolidator

   With our acquisition of 1View Network Corporation, we are now able to provide an electronic bill presentment and payment service. Our AXIS Consolidator provides a scalable standard-based platform for consolidated presentment and payment of electronic bills, allowing end users to view their bill summaries in one central online location on the financial institution's website. We offer AXIS Consolidator on a licensed basis. Wells Fargo Bank and Chase Manhattan Bank have already adopted our AXIS Consolidator product.

 AXIS Management Console

   Our Internet services management console provides financial institutions with a set of tools to actively manage their Internet banking system. With this management console, a financial institution can remotely manage its web site, generate reports on daily activities and keep transaction logs and activity records for site events. A financial institution can also use this management console to configure the target marketing module for specific promotions.

 Implementation Services and Web Site Development

   For financial institutions without an existing web site, our team of experts develops a fully interactive site. Working closely with a financial institution, the team designs the site to incorporate the features and capabilities requested by the institution, including the integration of proprietary and value-added financial services such as application forms, financial calculators and links to other web sites. For financial institutions with an existing web site, our implementation services are focused on integrating the Internet banking and/or business banking application into that site. In both instances, financial institutions can elect to have us host and maintain their web site. We provide a team of web site experts who program the placement and formatting of digitized text for a financial institution's Internet site, including all connections to other web sites.

Systems Architecture

   Our applications are designed to be deployed in an ASP environment. In an ASP environment, the financial institution's web site and Internet banking applications share resources with other financial institutions in our data center. These shared resources include hardware such as our servers as well as data transmission capacity, known as bandwidth. The financial institution or data processing vendor is connected to Digital Insight through our private frame relay network. Our systems architecture is designed to provide both real time and batch data acquisition, processing and presentation for Internet banking and other applications. Our application servers make use of information exchange brokers that retrieve and initiate transactions using data located on financial institutions' host systems, bill payment providers' servers, stock information databases or relational databases. Our applications are driven by templates which define how data is to be presented. This template-driven approach allows customization by the financial institution by supporting multiple languages and multiple web site designs.

Data Centers

   We currently provide most of our services out of two data centers located in our headquarters in Calabasas, California and at our regional center in Norcross, Georgia. All financial institutions on our real time architecture are served through the Calabasas data center; most batch financial institutions are served through the Norcross data center. We plan to integrate these two data centers to provide system redundancy and emergency backup capability. In January 2001, we completed construction of a data center in Norcross, Georgia to which we relocated the previous Norcross data center. We are also building a new data center in Westlake Village, California, to which we plan to relocate our Calabasas data center. When fully integrated, these two data centers will allow for greater scalability and increased functionality by providing backup and disaster recovery functions in the event of system interruption or shutdown involving one of the data centers. Once integrated, our Westlake Village and Norcross facilities will host all of our communications and network equipment for both production centers.

   Each of our data centers provides a controlled access environment that includes a high capacity battery backup system, providing continuous power to all production systems. In addition, a diesel power generator provides backup power to each of our facilities in Calabasas and Norcross in the event of an extended power outage.

Customers

   Our target market is the approximately 22,000 financial institutions in the United States with assets of less than $10 billion each. Within our target market, we focus on financial institutions that rely on one or more of the data processing vendors with whom we have developed interfaces. As of December 31, 2000, we have interfaces with data processing vendors serving over 16,000 financial institutions. We are continuing to expand the number of data processing vendors with whom we have interfaces.

   As of December 31, 2000, we had contracts with 1,256 financial institutions, 1,018 of which had contracted with us for Internet banking services, 397 of which had contracted for cash management services and 172 of which had contracted for lending services. There were approximately 1.5 million active Internet banking end users at December 31, 2000, up 107%, from 750,000 for the year ended December 31, 1999. We had a total of 714 Internet banking clients with live sites at December 31, 2000, representing approximately 20.4 million potential end users and an overall penetration rate of 7.6%. The total number of potential end users of the 1,018 contracted Internet banking institutions was approximately 23.3 million.

   We have a five-year marketing agreement with Bisys which began in April 1998, with automatic renewals for successive five-year terms unless terminated by either party prior to renewal. Bisys, which provides transaction processing and other administrative and computer processing services to banks and financial institutions, offers our products to its customer base. Bisys is entitled to retain a portion of the fees collected on implementation and monthly service.

   For the year ended December 31, 2000, no individual financial institution accounted for over 10% of our total revenues.

Third-Party Relationships

   We have relationships with 29 vendors of core data processing software and outsourced data processing services to financial institutions representing more than 70 different core banking systems. These system interfaces enable us to access a financial institution's host system to provide end user access to a financial institution's account data. Among the key data processing vendors with whom we interface are: Alltel, Aurum Technologies, Bisys, Computer Services Inc., CU Processing, EDS, multiple divisions of Fiserv and Jack Henry, Kirchman, Metavante, Open Solutions Inc., Precision Computer Systems and Sparak Financial Systems, Inc. Among the new interfaces under development are interfaces to the systems of Connecticut Online, Intrieve, and Phoenix. In addition to developing new interfaces, we are currently proceeding with major initiatives to significantly enhance numerous existing interfaces in order to deliver more robust connectivity and increase operating efficiencies. As of December 31, 2000, we have developed interfaces to systems that provide services to more than 16,000 financial institutions, 7,500 of which are supported within joint marketing arrangements we have in place with 17 of the 29 data processing vendors.

   To deliver bill payment services, we have relationships with major providers such as Metavante Corporation and CheckFree Services Corporation. Our agreement with Metavante, as successor to Moneyline Express, has a one-year renewable term and our agreement with CheckFree has a three-year term. Both agreements provide for payments of fees based on the number of customers, end users and bill payment transactions. We are currently renegotiating the terms of our agreement with Metavante.

Sales and Marketing

   We utilize a direct sales model. As of December 31, 2000, our sales and marketing staff consisted of 78 people, who are regionally based to facilitate the development of strong relationships with financial institutions. The sales staff is responsible for prospecting and acquiring new accounts as well as managing current accounts and cross-selling additional products to those accounts.

   Our typical sales cycle is approximately six months for new financial institution customers and approximately two months for follow-on or upgrade sales to existing financial institution customers. Our primary customer contact for new sales in smaller financial institutions is generally the chief executive officer, the chief financial officer or the chief information officer, or a combination of these three, and our primary contact in larger financial institutions is generally the head of retail banking or business banking. Our primary customer contact for follow-on sales is usually the functional manager or the direct manager of Internet banking for that financial institution.

   Our primary marketing efforts are focused on building brand awareness among financial institutions and identifying potential customers. Our marketing efforts include:

  . telemarketing;

  . press relations, which are managed by an outside public relations firm that specializes in technology, banking and financial industries;

  . direct mail, which uses product and service literature as well as reprints of news articles;

  . trade shows; and

  . meetings with national and regional user groups of Internet banking services and third-party data processing vendors.

   In addition, we receive marketing benefits from endorsements and strategic alliances. Following our acquisition of nFront, the American Bankers Association, or ABA, agreed to extend its exclusive endorsement for Internet banking to Digital Insight. The ABA endorsement, issued by the Corporation for American Banking, or CAB, an ABA subsidiary, was extended to Digital Insight after an extensive due diligence process which included an analysis of our management, financial soundness, solution functionality, marketing capabilities and customer service standards, as well as a review of other national providers of Internet banking solutions. Our endorsement agreement requires CAB to promote our Internet banking services to all ABA members in the United States and permits us to display the "American Bankers Association-Sponsored" logo in all of our marketing materials related to Internet banking services. We provide CAB with a small percentage share of the revenues received from ABA members who have become our customers since the effective date of the endorsement agreement, with a guaranteed minimum payment of $800,000 by the end of the third year. The endorsement agreement expires on May 14, 2002 and is renewable for consecutive three-year terms.

Product Development

   As of December 31, 2000, our product development staff consisted of 111 software developers and engineers. Their development efforts are focused on:

  . Introduction of New Product Lines and Product Features. The first generation of our AXIS eCommerce was recently made available to our customers and since then we have added new features and additional content. We are in the final stages of completing a new online lending platform. These new features and products are in final testing on certain of our clients' beta sites, where we are monitoring them for quality assurance.

  . Enhancements to Existing Products. We are developing new features and functions for our Internet banking and business banking products in order to provide a broader range of functions.

  . Interfaces with Data Processing Vendors and Other Third Parties. We are continuing to enhance and expand our interfaces to financial institutions' core data processing systems and other third party systems, such as online check imaging. A variety of different systems are utilized by both banks and credit unions.

  . Additional Web Site Customization. We intend to offer financial institutions additional options and capabilities for customization of their web sites by creating more templates and making these templates more flexible.

  . Enhancements to Target Marketing. We intend to add features to target marketing to support a broader range of electronic commerce activities.

  . Other Products and Services. We are working to expand our offerings to include related financial service capabilities such as account aggregation, bill presentment and payment and personal financial management.

Competition

   The market for Internet banking services is highly competitive, and we expect that competition will intensify in the future. In the area of Internet banking, we primarily compete with other companies that provide outsourced Internet banking services to financial institutions, including Online Resources, Q-Up (a subsidiary of S1 Corporation), FundsXpress, HomeCom, Financial Fusion (a subsidiary of Sybase), NetZee, Liberty, and Virtual Financial. Also, vendors such as Corillian and S1 Corporation, who primarily target the largest financial institutions, occasionally compete with us in our market segment. In addition, several of the vendors offering data processing services to financial institutions offer their own Internet banking solutions, including EDS, Fiserv, Jack Henry and Metavante. Local competition for Internet banking services is provided by more than 100 smaller online service outsourcing companies located throughout the United States.

   Our primary competition for providing the business banking services that financial institutions offer their commercial customers are vendors of cash management systems for large corporations such as ADP, Magnet, BROKAT, Politzer & HANEY and Q-Up.

   We also face potential indirect competition from Internet portals such as E*TRADE and Yahoo! which might serve as an alternative to financial institutions' web sites, particularly for bill presentment and account aggregation services. In addition, we could experience competition from our customer financial institutions and potential customers who develop their own online banking solutions. Rather than purchasing Internet banking products and services from third-party vendors, financial institutions could develop, implement and maintain their own services and applications. We can give no assurance that these financial institutions will perceive sufficient value in our products and services to justify investing in them.

   We believe that our ability to compete successfully depends upon a number of factors, including:

  . our market presence with financial institutions and related scale advantages;

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

Government Regulation

   The financial services industry is subject to extensive and complex federal and state regulation. Our current and prospective customers, which consist of financial institutions such as commercial banks, savings and loans associations, credit unions, savings banks, securities brokers, finance companies, other loan originators, insurers and other providers of financial services, operate in markets that are also subject to rigorous regulatory oversight and supervision. Financial institutions must ensure that our services and related products work within the extensive and evolving regulatory requirements applicable to them, including those under federal and state truth-in-lending and truth-in-savings rules, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Fund Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the Real Estate Settlement Procedure Act, the Bank Service Company Act, the Community Reinvestment Act, privacy regulations and other state and local laws and regulations. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design and the classification of the financial institution. Our financial services customers must assess and determine what is required of them under these regulations and are responsible for ensuring that our system and the design of their web sites conform to their regulatory needs. We do not make representations to financial institutions regarding applicable regulatory requirements, and rely on each financial institution to identify its regulatory issues and to adequately specify appropriate responses. It is not possible to predict the impact that any of these regulations could have on our business.

   We are not licensed by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions or other providers of financial services. We are subject to examination by federal depository institution regulators under the Bank Service Company Act, the Examination Parity and Year 2000 Readiness for Financial Institutions Act and the Gramm Leach Bliley Act of 1999. These regulators have broad supervisory authority to remedy any shortcomings identified in any such examination. We are also subject to encryption and security export laws and regulations which, depending on future developments, could render our business or operations more costly, less efficient or impossible.

   Federal, state or foreign authorities could adopt laws, rules or regulations affecting our business operations, such as requiring us or financial institutions to comply with data, record keeping and other processing requirements. We may become subject to additional regulation as the market for our business evolves. It is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as pricing, content, characteristics, taxation and quality of services and products. Existing regulations may be modified.

   Regulation E regulates certain electronic funds transfers made by providers of access devices and electronic fund transfer services. Under Regulation E, financial institutions are required, among other things, to provide certain disclosures to retail customers using electronic transfer services, to comply with certain notification periods regarding changes in the terms of service provided and to follow certain procedures for dispute resolutions. The Federal Reserve Board could adopt new rules and regulations for electronic funds transfers that could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance. If enacted or deemed applicable to us, the laws, rules or regulations applicable to financial services activities could render our business or operations more costly, burdensome, less efficient or impossible. We cannot assure that federal, state or foreign governmental authorities will not adopt new regulations addressing electronic financial services or operations generally that could require us to modify our current or future products and services. The adoption of laws or regulations affecting our business or that of financial institutions could have a material adverse effect on our business, financial condition and operating results.

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

Proprietary Rights

   Although we believe that our success is more dependent upon our technical expertise than our proprietary rights, our future success and ability to compete are dependent in part upon our proprietary technology. We have filed an application to register Digital Insight as our trademark. None of our technology is currently patented. Instead, we rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers. We also limit access to and distribution of our source code, and further limit the disclosure and use of other proprietary information. We cannot assure that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

Employees

   As of December 31, 2000, we had a total of 657 full-time employees, including 391 in operations, 78 in sales and marketing, 111 in product development and 77 in finance and administration. None of our work force is currently unionized. We have not experienced any work stoppages and consider our relations with our employees to be good.

Recent Developments

   Acquisition of nFront, Inc.

   On February 10, 2000, we completed our acquisition of nFront, Inc. ("nFront"), a provider of Internet banking and related financial services to small to mid-sized banks. Through the transaction, we expanded our client base, increased the number of data processing vendor interfaces that we support and acquired complementary technology. As a result of the acquisition, we now have interfaces with data processing vendors providing coverage of more than 80% of community financial institutions in our target market.

   Acquisition of 1View Network Corporation

   On June 21, 2000, we completed our acquisition of 1View Network Corporation ("1View"), an Internet content aggregation company specializing in the development of systems and services for web portals and financial institutions. 1View's products center around two emerging industries: electronic bill presentment and payment and electronic account information aggregation from disparate sources. 1View's product lines, once fully developed, will allow us to provide financial institutions with the technology to offer web-based personal financial management products to their customers. These products will allow end users to consolidate and manage multiple accounts and financial relationships in one convenient website and allow financial institutions to provide consolidated bill presentment and payment to those end users.

   Acquisition of AnyTime Access, Inc.

   On July 31, 2000, we completed our acquisition of AnyTime Access, Inc. ("ATA"), a leading provider of Internet and call center loan services to banks and credit unions. By acquiring ATA, we are now able to provide customers a 24 hours a day, 7 days a week multi-channel loan application intake and decisioning capabilities. Through our lending application, end users can apply and get instant approval for loans, allowing financial institutions to process more applications that augment their traditional lending channels. We are also able to provide customized contact center services to financial institutions for general customer support.

Risk Factors

   You should carefully consider the following risk factors in your evaluation of Digital Insight. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

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

  . the Internet and the systems and networks of third parties may not operate efficiently; and

  . competition and rapid technological change in the industry could adversely affect market acceptance of our products and services.

   As a result, our business strategy may not prove to be successful.

   We have a history of losses, expect future losses and cannot assure you that we will achieve profitability.

   Although our revenues have increased in every quarter since 1996, we have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve profitability. We incurred net losses of $663,000 in the year ended December 31, 1996, $3 million in the year ended December 31, 1997, $8 million in the year ended December 31, 1998, $18.2 million in the year ended December 31, 1999 and $60 million for the year ended December 31, 2000, including $12.7 million of merger-related expenses. As of December 31, 2000, we had an accumulated deficit of $87.1 million. We plan to broaden our customer support capabilities and continue to build our operational infrastructure. If growth in our revenues does not significantly outpace the increase in these expenses, we may not achieve or sustain operating profitability.

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

  . spending patterns and budgetary resources of financial institutions and their end user customers;

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

   We may not achieve the benefits we expected from our recent acquisitions, which may have a material adverse effect on our business, financial condition and operating results.

   We must overcome significant challenges in order to realize the benefits and synergies from our acquisitions, including the timely, efficient and successful execution of a number of post-acquisition events. Key events include:

  . integrating the operations of the acquired companies into Digital
    Insight;

  . retaining and assimilating the key personnel of each company;

  . offering the existing services of each company to the combined company's customers;

  . retaining the existing customers and strategic partners of each company;

  . developing new services that utilize the assets of the acquired companies; and

  . maintaining uniform standards, controls, procedures and policies.

   The successful execution of these post-acquisition events involves considerable risk and we may not be successful in executing them. These risks include:

  . the potential disruption of our ongoing business and distraction of our management;

  . the difficulty of incorporating acquired technology and rights into our products and services;

  . unanticipated expenses related to technology integration;

  . the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

  . potential unknown liabilities associated with the acquired businesses.

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

   All of our communications and network equipment is currently located in our headquarters in Calabasas, California and at our regional center in Norcross, Georgia. We plan to integrate these two data centers to provide system redundancy and emergency backup capability. In January 2001, we completed construction of a data center in Norcross, Georgia to which we relocated the previous Norcross data center. We are also building a new data center in Westlake Village, California, to which we plan to relocate our Calabasas data center. When fully integrated, these two data centers will allow for greater scalability and increased functionality by providing backup and disaster recovery functions in the event of system interruption or shutdown involving one of the data centers. Once integrated, our Westlake Village and Norcross facilities will host all of our communications and network equipment for both production centers. We cannot assure that the Calabasas data center will become fully integrated as scheduled or that, when fully integrated, these data centers will provide system redundancy and disaster recovery as expected. In addition, we may experience problems during this integration that could cause system failures and decreased levels of service.

   We do not currently have sufficient backup facilities to provide full Internet services if either the Calabasas facility or the Norcross facility is not functioning. A natural disaster, such as a fire, an earthquake or a flood, at either of our facilities could result in failures or interruptions in providing our Internet banking products and services to our customers. Furthermore, our Calabasas facility may be subject to rolling blackouts due to the California energy crisis. Although we maintain and regularly test an uninterrupted power supply system for our critical systems, consisting of a back-up battery and a diesel generator, there is no assurance that this system will function properly, or at all, in case of a power loss. In addition to a potential loss of power, our systems are vulnerable to operational failures, telecommunications failure and similar events. For example, in July 2000, logical corruption to our system in one of our data centers caused an intermittent outage of approximately 48 hours while the problem was corrected. We have contracted to provide a certain level of service to our customers and, consequently, a failure or interruption of our system has in the past caused and in the future could cause us to refund fees to some of our customers to compensate for decreased levels of service. Even with the integration of our two facilities, we could experience a failure or interruption in our systems, which could lead to delays, loss of data or the inability to provide services to our customers.

   We are dependent on the widespread adoption of Internet banking by financial institutions, which have historically been slow to do so.

   We expect that we will continue to depend on Internet banking products and services for substantially all of our revenues in the foreseeable future. However, the market for Internet banking has only recently begun to develop. To date, Internet banking has developed slowly within financial institutions, and purchasing decisions for Internet banking products are often delayed due to uncertainties relating to cost, return on investment and customer acceptance. In particular, some smaller financial institutions have been slower to adopt Internet banking than larger banks. We cannot predict the size of the market for Internet banking among financial institutions, the rate at which that market will grow, or whether there will be widespread end user acceptance of Internet banking products and services such as ours.

   We also depend on our financial institution customers to market and promote our products to their end user customers. Neither we nor our financial institution customers may be successful in marketing our current or future Internet banking products and services. Moreover, financial institutions generally agree to use our products and services pursuant to contracts with durations that range from one to five years. Upon expiration, these contracts may be discontinued. Unless our Internet banking products and services are successfully deployed and marketed by a large number of financial institutions and achieve widespread market acceptance by their end user customers for a significant period of time, we will not be able to achieve our business objectives and increase our revenues.

   We depend on the efficient operation of the Internet, other networks and systems of third parties; if they do not operate efficiently, we will not be able to effectively provide our products and services.

   We depend on the efficient operation of network connections from our customer financial institutions, their data processing vendors to our systems and bill payment providers. Further, portions of our revenue are dependent on continued usage by end users of Internet banking services and their connections to the Internet. Each of these connections, in turn, depends on the efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or have experienced outages. In addition, the majority of our services depend on real time connections to the systems of financial institutions, data processing vendors and bill payment providers. Any operational problems or outages in these systems would cause us to be unable to provide a real time connection to these systems and we would be unable to process transactions for end users, resulting in decreased revenues. In addition, any system delays, failures or loss of data, whatever the cause, could reduce customer satisfaction with our products and services and harm our sales.

   We depend on cooperation from data processing vendors for financial institutions, some of whom have resisted efforts in the past to allow the integration of our products and services with their systems.

   Our products involve integration with products and systems developed by data processing vendors that serve financial institutions. If any of our products fail to be supported by financial institutions' data processing vendors, we would have to redesign our products to suit these financial institutions. We cannot assure that any redesign could be accomplished in a cost-effective or timely manner. We rely on these vendors to jointly develop technology with us and to disclose source code specifications to enable our products to integrate effectively with their products and systems. In the past, some vendors have resisted integrating our products or have caused delays or other disruptions in the implementation process. Several of these data processing vendors offer or are planning to offer Internet banking products and services that are directly competitive with our products and services and have resisted efforts to allow us to integrate our products and services with their systems in the past. In addition, financial institutions' data processing vendors may develop new products and systems that are incompatible with our products. Our failure to integrate our products effectively with financial institutions' data processing vendors could result in higher implementation costs or the loss of potential customers.

   Competition from third parties could reduce or eliminate demand or result in lower prices for our products and services.

   The market for Internet banking services is highly competitive. We may not be able to compete successfully against our current or future competitors and, accordingly, we cannot be certain that we will be able to expand the number of our customers and end users, retain our current customers or third-party service providers or maintain our current pricing levels for our products and services. We face competition from three main areas: other companies with Internet banking offerings, vendors of data processing services to financial institutions, and smaller, local online service outsourcing companies. Many of our current and potential competitors have longer operating histories and may be in a better position to produce and market their services due to their greater financial, technical, marketing and other resources, as well as their significantly greater name recognition and larger installed bases of customers. In addition, many of our competitors have well-established relationships with our current and potential financial institution customers and data processing vendors and have extensive knowledge of our industry.

   Security breaches could damage our reputation and business.

   Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. We transmit confidential financial information in providing our services. Users of Internet banking and other electronic commerce services are concerned about the security of transmissions over public networks. Therefore, it is critical that our facilities and infrastructure remain secure and be perceived by the marketplace as secure. A material security breach affecting us could damage our reputation, deter financial institutions from purchasing our products, deter their customers from using our products, or result in liability to us. Further, any material security breach affecting our competitors could affect the marketplace's perception of Internet banking in general and have the same effects.

   Concerns over security and the privacy of end users may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. Any well-publicized compromise of security could deter people from using the Internet or using it to conduct transactions that involve transmitting confidential information. We may need to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Although we intend to continue to implement state-of-the-art security measures, persons may be able to circumvent the measures that we implement in the future. Eliminating computer viruses and alleviating other security problems may result in interruptions, delays or cessation of service to users accessing web sites that deliver our services, any of which could harm our business.

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

   Our future success depends heavily on the Internet being accepted and widely used for commerce. If Internet commerce does not continue to grow or grows more slowly than expected, our business would suffer. There are a number of reasons that consumers and businesses may reject the Internet as a viable commercial medium in general, or as a suitable vehicle for banking transactions in particular. These reasons include potentially inadequate network infrastructure, security concerns, slow development of enabling technologies, reliability and quality problems, and issues relating to ease and cost of access. In particular, the Internet infrastructure may not be able to support the demands placed on it by increased Internet usage and data transmission capacity requirements. In addition, delays in the development or adoption of new standards and protocols required to support increased levels of Internet activity or increased government regulation could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

   We could be subject to potential liability claims related to use of our products and services.

   Financial institutions use our products and services to provide Internet banking services to their customers. Any errors, defects or other performance problems in our products and services could result in financial or other damages to these financial institutions for which we may be liable. A product liability claim brought against us, even if not successful, would likely be time consuming, result in costly litigation and could seriously harm our business. Although our contracts typically contain provisions designed to limit our exposure to liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Moreover, we may be liable for transactions executed using Internet services based on our products and services even if the errors, defects or other problems are unrelated to our products and services.

   We have recently experienced a period of significant growth that is placing a strain on our resources.

   We have recently experienced significant growth, including expansion in the number of our employees from 161 as of December 31, 1999 to 618 as of March 1, 2001, and we anticipate that additional expansion may be required in order to continue our growth. This growth places a significant demand on our management and operational resources. Our management, personnel, systems, procedures, controls and customer service may be inadequate to support our existing and future operations. We continue to invest heavily in our technological infrastructure and to build and scale our systems in order to meet the demands of our growing customer base.

   Our stock price is volatile.

   The market price of our common stock has fluctuated significantly in the past and in the future could fluctuate in response to the following particular factors:

  . actual or anticipated variations in operating results;

  . announcements by us or our competitors of new products, significant contracts, acquisitions, or relationships;

  . additions or departures of key personnel;

  . changes in estimates or ratings of securities analysts;

  . future equity or debt offerings or our announcements of these offerings;
    and

  . economic well-being of financial institutions.

   In addition, in recent months, the stock market in general, and the Nasdaq National Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

   Government regulation of our business could cause it to incur significant expenses, and failure to comply with certain regulations, if adopted, could make our business less efficient or impossible.

   The financial services industry is subject to extensive and complex federal and state regulation. Financial institutions such as commercial banks, savings and loans associations, savings banks, and credit unions operate under high levels of governmental supervision. Our customers must ensure that our services and related products work within the extensive and evolving regulatory requirements applicable to them. We do not represent that our systems comply with such regulations.

   Neither federal depository institution regulators nor other federal regulators of financial services require us to obtain any licenses. We are subject to examination by federal depository institution regulators under the Bank Service Company Act, the Examination Parity and Year 2000 Readiness for Financial Institutions Act and the Gramm Leach Bliley Act of 1999. These regulators have broad supervisory authority to remedy any shortcomings identified in any such examination.

   Except as noted above, our business is not subject to federal and state regulations applicable particularly to financial institutions. However, federal, state or foreign authorities could adopt laws, rules or regulations relating to the financial services industry that affect our business, such as by requiring us or our customers to comply with data, record keeping and processing and other requirements. It is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as end user privacy, pricing, content, characteristics, taxation and quality of services and products. Existing regulations may be modified. If enacted or deemed applicable to us, these laws, rules or regulations could be imposed on our activities or our business, thereby rendering our business or operations more costly, burdensome, less efficient or impossible and requiring us to modify our current or future products or services.

   Failure to attract and retain experienced personnel and senior management could harm our ability to grow.

   We believe that our future success will depend in large part upon our continued ability to identify, hire, retain and motivate highly skilled employees, who are in great demand. In particular, we believe that we must expand our research and development, marketing, implementation, quality assurance, sales and customer support capabilities in order to effectively serve the evolving needs of our present and future customers. Competition for these employees, particularly research and development personnel, is intense and we may not be able to hire additional qualified personnel in a timely manner and on reasonable terms. In addition, our success depends on the continuing contributions of our senior management and technical personnel, all of whom would be difficult to replace. The loss of any one of them could adversely affect our ability to execute our business strategy.

   Our limited ability to protect our proprietary technology may adversely affect our ability to compete, and we may be found to infringe proprietary rights of others, which could harm our business.

   Our future success and ability to compete depend in part upon our proprietary technology. None of our technology is currently patented. Instead, we rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers. We also limit access to and distribution of our source code, and further limit the disclosure and use of other proprietary information. We cannot assure that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Monitoring unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

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

   Consolidation of the banking and financial services industry could result in a smaller market for our products and services. A variety of factors could cause our customers to reassess their purchase or potential purchase of our products and could result in termination of services by existing customers. After consolidation, banks and other financial institutions may experience a realignment of management responsibilities and a reexamination of strategic and purchasing decisions. We may lose relationships with key constituencies within our customer's organization due to budget cuts, layoffs, or other disruptions following a consolidation. In addition, consolidation may result in a change in the technological infrastructure of the combined entity. Our products and services may not integrate with this new technological infrastructure. The acquiring institution may also have its own in-house system or outsource to competitors. For example, in September 2000, we lost First Commerce Bancshares as a customer after it was acquired by Wells Fargo Bank Nebraska, which decided to integrate First Commerce's end users into its existing Internet Banking system.

   Future sales of our shares could affect the stock price.

   The market price of our common stock could fall significantly if stockholders sell large amounts of stock in the public market. These sales, or the possibility that these sales may occur, could affect the market price of our common stock and could make it more difficult for us to sell equity or equity-related securities in the future. As of March 1, 2001, there were 28,981,511 shares of our common stock outstanding. Of these, 21,466,215 shares are freely tradable. The remaining 7,515,296 shares are limited by restrictions under the securities laws and "lock-up" agreements with certain former stockholders of 1View and ATA. Of these remaining shares, 1,667,966 shares will become eligible for sale in the public market as follows:

   First Eligible Sales Date                                             Number
   -------------------------                                             ------
   3/22/01.............................................................. 328,667
   4/30/01.............................................................. 419,509
   6/21/01..............................................................  80,756
   7/31/01.............................................................. 839,034

   Approximately 5,746,002 shares held by our affiliates are subject to certain conditions and restrictions under federal securities laws, including satisfying applicable holding periods and complying with limitations on the volume of sales. As of March 1, 2001, the holders of an aggregate of 10,640,179 shares of common stock were entitled to rights with respect to the registration of shares under the Securities Act.

   As of December 31, 2000, options to purchase 4,091,681 shares of common stock were outstanding, no shares of common stock were available for future grant under our 1999 Stock Plan, warrants to purchase 83,208 shares of common stock were outstanding, and 218,015 shares of common stock were available for purchase under our employee stock purchase plan. Our 1999 Stock Plan is subject to annual increases on March 1 of each year, equal to the lesser of 750,000 shares, 5% of our shares outstanding on that date, or a lesser amount determined by the board of directors. We do not intend to grant any additional options or stock purchase rights under our other employee stock plans. We have registered the shares of common stock underlying outstanding options and those reserved for issuance under our stock option plans and under our employee stock purchase plan. Accordingly, shares underlying vested options and stock purchase rights will be eligible for resale upon their exercise.

   Potential acquisitions involve risks.

   We may acquire complementary technologies or businesses in the future. Due to consolidation trends within the Internet banking services industry, failure to adopt and successfully implement a long-term acquisition strategy could damage our competitive position. We closed our acquisitions of nFront on February 10, 2000, 1View on June 21, 2000 and ATA on July 31, 2000. Future acquisitions may involve large one-time write-offs and amortization expenses related to goodwill and other intangible assets. Any of these factors could adversely affect our operating results or stock price. Acquisitions involve numerous risks, including:

  . difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company with our operations;

  . diverting our management's attention from other business concerns;

  . impairing relationships with our employees, affiliates, strategic marketing alliances and content providers;

  . the inability to maintain uniform standards, controls, procedures and policies;

  . entering markets in which we have no direct prior experience; and

  . losing key employees of the acquired company.

   Some or all of these risks could result in a material adverse effect on our business, financial condition and operating results. In addition, we cannot assure you that we will be able to identify suitable acquisition candidates that are available for sale at reasonable prices. We may elect to finance future acquisitions with debt financing, which would increase our debt service requirements, or through the issuance of additional common or preferred stock, which could result in dilution to our stockholders. We cannot assure you that we will be able to arrange adequate financing, if required, for any acquisitions on acceptable terms.

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

   We are also subject to Section 203 of the Delaware General Corporation Law, which, subject to exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that this stockholder became an interested stockholder. The preceding provisions of our charter and bylaws, as well as
Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

ITEM 2. PROPERTIES

   Our principal offices currently occupy approximately 46,000 square feet in Calabasas, California, pursuant to a lease that expires May 31, 2003 and sublease that expires June 30, 2002. One of our principal data centers is located in this facility. During 2000, we entered into an agreement, which expires April 7, 2005, to lease approximately 52,130 square feet of office space in Westlake Village, California. This facility has been completed and is currently occupied. Sometime during the second quarter of 2001, we anticipate that the principal data center will be relocated from the Calabasas facility to the Westlake Village facility.

   We assumed leases in Athens and Norcross, Georgia in conjunction with our acquisition of nFront. These leases have been sublet and the subtenant will occupy and pay rent on these facilities in 2001. We currently lease and occupy approximately 58,672 square feet of office space in Norcross, Georgia. This lease expires July 5, 2005. We also occupy properties in San Francisco and Sacramento, California under leases we assumed in connection with our recent acquisitions.

   We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

   From time to time we may be involved in litigation arising in the normal course of our business. Although we are not a party to any litigation that we believe would have a material adverse effect, individually or in the aggregate, on our business or financial condition, it is possible that in the future we could become a party to such proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   (a) Market Information

   Our common stock is traded on the Nasdaq National Market under the symbol "DGIN." Our common stock began trading on the Nasdaq National Market on October 1, 1999. The following table sets forth the range of high and low closing sale prices reported on the Nasdaq National Market for our common stock for the periods indicated.

                                                              Common Stock
                                                                  Price
                                                         ----------------------
                                                            High         Low
                                                         ----------   ---------
   1999
   Fourth Quarter......................................  $51           $27 7/8

   2000
   First Quarter.......................................  $83 7/8       $33 1/4
   Second Quarter......................................   47 3/8        29 7/8
   Third Quarter.......................................   43 1/2        23 3/8
   Fourth Quarter......................................   36 11/16      11 1/2

   We have never paid dividends on our common stock, and we anticipate that, in the foreseeable future, we will continue to retain any earnings for use in the operations of our business.

   (b) Holders

   As of March 1, 2001, there were 238 holders of record of our common stock. The number of street name stockholders is estimated at 7,000.

ITEM 6. SELECTED FINANCIAL DATA

   The selected financial data included in this table is derived from our consolidated financial statements for the years presented, which have been audited and reflect our merger with nFront in February 2000. The merger was accounted for as a pooling of interests and, accordingly, all prior periods have been restated to combine the results of Digital Insight and nFront. nFront's historical year end was June 30, and as such the restated consolidated financial statements as of December 31, 1998 and for the years ended December 31, 1997 and 1998 combine the Digital Insight historical financial statements for each of these periods with the historical financial statements of nFront as of June 30, 1999 and for the years ended June 30, 1998 and 1999. The consolidated financial statements as of December 31, 2000 and 1999 are presented on a conformed period basis. No adjustments have been necessary to conform accounting policies of the entities. There were no intercompany transactions requiring elimination in any period presented.

   During the fourth quarter of 2000, we adopted Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," which was issued by the Securities and Exchange Commission in December 1999. Our historical method of revenue recognition for implementation services was upon completion of the implementation process, which is typically 90 to 120 days after contract initiation. We also deferred the implementation costs and recognized them upon completion of the implementation. Under SAB 101, we will now defer recognition of certain implementation fees and related direct incremental costs and recognize them ratably over the life of the service agreement, generally three to five years. The change in accounting method caused by SAB 101 resulted in a negative cumulative effect adjustment of approximately $2.5 million at January 1, 2000 to reflect the increase in deferred implementation revenue, which was partially offset by the increase in deferred implementation costs.

                                           Year Ended December 31,
                                  ---------------------------------------------
                                    2000      1999      1998     1997     1996
                                  --------  --------  --------  -------  ------
                                    (In thousands, except per share data)
Consolidated Statement of
 Operations Data
Revenues........................  $ 54,428  $ 26,245  $ 13,195  $ 5,054  $2,412
Cost of revenues................    33,281    15,682     7,864    2,754   1,233
                                  --------  --------  --------  -------  ------
Gross profit....................    21,147    10,563     5,331    2,300   1,179
Operating expenses..............    82,376    30,022    13,361    5,386   1,851
                                  --------  --------  --------  -------  ------
Loss from operations............   (61,229)  (19,459)   (8,030)  (3,086)   (672)
Interest and other income, net..     3,740     1,441       282      111       9
Accretion of redeemable
 convertible preferred stock....       --       (136)     (273)     (36)    --
                                  --------  --------  --------  -------  ------
Net loss before cumulative
 effect of change in accounting
 method.........................   (57,489)  (18,154)   (8,021)  (3,011)   (663)
Cumulative effect of change in
 accounting method..............    (2,515)      --        --       --      --
                                  --------  --------  --------  -------  ------
Net loss attributable to common
 stockholders...................  $(60,004) $(18,154) $ (8,021) $(3,011) $ (663)
                                  ========  ========  ========  =======  ======
Basic and diluted net loss per
 share before cumulative effect
 of change in accounting
 method.........................  $  (2.25) $  (1.26) $  (0.80) $ (0.31) $(0.08)
Per share cumulative effect of
 change in accounting method....     (0.10)      --        --       --      --
                                  --------  --------  --------  -------  ------
Basic and diluted net loss per
 share..........................  $  (2.35) $  (1.26) $  (0.80) $ (0.31) $(0.08)
                                  ========  ========  ========  =======  ======
Shares used to compute basic and
 diluted net loss per share.....    25,534    14,389    10,055    9,651   7,941
                                  ========  ========  ========  =======  ======

                                             As of December 31,
                                  ---------------------------------------------
                                    2000      1999      1998     1997     1996
                                  --------  --------  --------  -------  ------
                                               (In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and
 short-term investments.........  $ 81,710  $ 79,031  $  4,886  $ 3,407  $  271
Total assets....................   282,226   103,488    13,172    6,069     834
Total liabilities...............    42,391    17,304     8,088    2,781     785
Redeemable convertible preferred
 stock..........................       --        --     15,092    6,819     --
Total stockholders' equity
(deficit).......................   239,835    86,184   (10,008)  (3,531)     49

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in the MD&A and under the caption "Risk Factors" in Item 1 of
Part I.

   We are the leading provider of Internet banking services to banks, credit unions, and savings and loans associations, based on the number of financial institutions and Internet banking end users we serve. We offer these financial institutions cost-effective outsourced solutions, branded in their name, which include Internet banking for their retail and commercial customers, an online lending program, and a target marketing program to enable them to effectively sell additional financial services to end users, and customized e-commerce portal web site design and implementation services. We provide our solutions to our customers over the Internet, from facilities hosted by us, which requires minimal software installation at the customer site. This means of providing services is commonly referred to as the application service provider, or ASP, model.

   In February 2000, we completed our merger with nFront, Inc. The merger was accounted for as a pooling of interests and accordingly, our financial statements for all prior periods have been restated to combine the results of Digital Insight and nFront. nFront's historical year end was June 30, and as such the restated consolidated financial statements as of December 31, 1998 and for the years ended December 31, 1997 and 1998 combine the Digital Insight historical financial statements for each of these periods with the historical financial statements of nFront as of June 30, 1999 and for the years ended June 30, 1998 and 1999. The consolidated financial statements as of December 31, 2000 and 1999 and for the years then ended include the results of Digital Insight and nFront on a conformed period basis. No adjustments have been necessary to conform accounting policies of the entities. There were no intercompany transactions requiring elimination in any period presented.

   During 2000, we completed our acquisitions of 1View and ATA. These acquisitions allowed us to expand our product line to include an electronic bill presentment and payment product and an online loan origination and decisioning product. We accounted for these acquisitions as purchases.

   Revenues consist primarily of recurring monthly service fees and to a lesser extent, one-time implementation fees. Our recurring revenue consists of service fees based on the number of end users or end user transactions and fees for hosting and maintaining customer websites and other monthly services.

   During the fourth quarter of 2000, we adopted SAB 101. Under SAB 101, we will now defer recognition of certain implementation fees and related direct incremental costs and recognize them ratably over the life of the service agreement, generally three to five years. The change in accounting method caused by SAB 101 resulted in a negative cumulative effect adjustment of approximately $2.5 million at January 1, 2000 to reflect the increase in deferred implementation revenue, which was partially offset by the increase in deferred implementation costs.

   Cost of revenues is comprised primarily of salaries and related personnel expenses, network costs, expenses related to the operation of our data centers and fees paid to third parties, including bill payment vendors, data processing vendors and communication services providers.

   Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources and administrative personnel and other general corporate expenses.

In addition, these expenses include marketing expenses such as trade shows, promotional costs and end user marketing campaigns.

   Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of our products and our data processing vendor interface software.

   We have recorded aggregate deferred stock-based compensation of $5.5 million through December 31, 2000 and recorded an additional $8.7 million of deferred stock-based compensation in our acquisitions of 1View and ATA. The remaining unamortized balance of $6.8 million will be fully amortized by March 31, 2003.

   As of December 31, 2000, we had contracts with 1,256 financial institutions, 1,018 of which had contracted for Internet banking services, 397 of which had contracted for cash management services and 172 of which had contracted for lending services. There were 1,551,000 active Internet banking end users at the end of the year, up 107% from 750,000 from a year earlier. We had a total of 714 Internet banking clients with live sites at December 31, 2000, which represented approximately 20.4 million potential end users and an overall penetration of 7.6%. The total number of potential end users of the 1,018 contracted Internet banking institutions was approximately 23.3 million.

   In February 2001, we announced a restructuring and cost-reduction program. As part of these initiatives, we restructured certain operations and decreased staff by 55 employees, primarily relating to resource rationalization, considering the three acquisitions completed in 2000. We expect an estimated restructuring charge of approximately $2.5 million in the first quarter of 2001.

Results of Operations

Comparison of year ended December 31, 2000 to year ended December 31, 1999

   Results of Operations. Net losses attributable to common stockholders were $60 million and $18.2 million for the years ended December 31, 2000 and 1999, respectively. Using the historical method of revenue recognition, the net loss attributable to common stockholders would have been $56.1 million for the year ended December 31, 2000.

   Revenues. Revenues increased from $26.2 million for the year ended December 31, 1999 to $54.4 million for the year ended December 31, 2000. This increase included revenue growth of $33 million as a result of increased sales volume, of which approximately $6.4 million was the result of our acquisition of ATA, partially offset by the SAB 101 revenue adjustment of $5.1 million. The number of active Internet banking end users increased over the same period from over 750,000 to over 1.5 million. The recent consolidation of the banking and financial services industry could result in a smaller market for our products and services. This trend could have a negative impact on our future revenues.

   Gross Profit. Gross profit increased from $10.6 million for the year ended December 31, 1999 to $21.1 million for the year ended December 31, 2000, including approximately $1 million of gross profit resulting from our acquisition of ATA. Gross margin as a percentage of revenues decreased from 40.3% in 1999 to 38.9% in 2000. Using the historical method of revenue recognition, gross profit would have been $23.1 million for the year ended December 31, 2000. In the future, we expect gross profit to be effected by increased investments in customer services and bill pay contracts as usage increases and to a lesser extent increased utility costs partially offset by cost reductions resulting from the elimination of duplicate data centers.

   Sales, General and Administrative. Sales, general and administrative expenses increased from $22.3 million for the year ended December 31, 1999 to $31.5 million for the year ended December 31, 2000. This increase was primarily due to an increase in sales commissions associated with higher revenues and higher personnel expenses for sales and marketing staff, increased staffing for finance and accounting, new senior management positions and growth in recruiting and human resources expenses. Sales, general and administrative expenses as a percentage of revenues decreased from 84.8% for the year ended December 31, 1999 to 57.8% for the year ended December 31, 2000.

   Research and Development. Research and development expenses increased from $7.8 million for the year ended December 31, 1999 to $22.1 million for the year ended December 31, 2000. This increase was primarily due to higher personnel and consulting expenses required for the functional enhancement of existing products and the development of new products. Research and development expenses as a percentage of revenues increased from 29.6% for the year ended December 31, 1999 to 40.7% for the year ended December 31, 2000. In the future, we expect research and development costs to decrease as a percentage of revenue over time; however, on a quarterly basis research and development costs are expected to fluctuate depending upon the usage of third party contractors.

   Amortization of Goodwill and Intangibles. As a result of our acquisitions of 1View and ATA, we recorded goodwill and intangibles of approximately $151.1 million. We amortized $16.1 million during the year ended December 31, 2000.

   Merger Related Expenses. In connection with the merger of nFront, we incurred related expenses of approximately $12.7 million.

   Interest and Other Income. Interest and other income increased from $1.4 million for the year ended December 31, 1999 to $3.7 million for the year ended December 31, 2000. This increase was primarily due to interest earned on higher average cash balances in the year ended December 31, 2000 as a result of our public offerings in October 1999 and August 2000 and of nFront's public offering in July 1999.

Comparison of year ended December 31, 1999 to year ended December 31, 1998

   Revenues. Revenues increased from $13.2 million for the year ended December 31, 1998 to $26.2 million for the year ended December 31, 1999. This increase was the result of increased sales volume. The number of active Internet banking end users increased over the same period from over 287,000 to over 750,000.

   Gross Profit. Gross profit increased from $5.3 million for the year ended December 31, 1998 to $10.6 million for the year ended December 31, 1999. Gross margin as a percentage of revenues remained basically unchanged at 40.4% and 40.3% in 1998 and 1999, respectively.

   Sales, General and Administrative. Sales, general and administrative expenses increased from $9.5 million for the year ended December 31, 1998 to $22.3 million for the year ended December 31, 1999. This increase was primarily due to an increase in sales commissions associated with higher revenues and higher personnel expenses for sales and marketing staff, increased staffing for finance and accounting, new senior management positions and growth in recruiting and human resources expenses. This increase was also due, to a lesser extent, to our national user conference, corporate branding effort, other promotional expenses and expenses for additional marketing support programs. Sales, general and administrative expenses as a percentage of revenues increased from 72.3% for the year ended December 31, 1998 to 84.8% for the year ended December 31, 1999.

   Research and Development. Research and development expenses increased from $3.8 million for the year ended December 31, 1998 to $7.8 million for the year ended December 31, 1999. This increase was primarily due to higher personnel and consulting expenses required for the functional enhancement of existing products and due to the development of new products. Research and development expenses as a percentage of revenues increased from 29% for the year ended December 31, 1998 to 29.6% for the year ended December 31, 1999.

   Interest and Other Income. Interest and other income increased from $282,000 for the year ended December 31, 1998 to $1.4 million for the year ended December 31, 1999. This increase was primarily due to interest earned on higher average cash balances in the year ended December 31, 1999 as a result of the initial public offerings of Digital Insight in October 1999 and of nFront in July 1999.

Provision for Income Taxes

   We incurred operating losses from inception through December 31, 2000, and therefore have not recorded any significant provision for income taxes. We have recorded a valuation allowance for the full amount of our net operating loss carryforwards and other deferred tax assets, as the future realization of the tax benefit is not currently likely. As of December 31, 2000, we had net operating loss carryforwards for federal and state tax purposes of approximately $61.1 million and $46.5 million, respectively. The state tax loss carryforwards begin to expire in 2004 and the federal tax loss carryforwards begin to expire in 2011. Under the provisions of the Internal Revenue Code of 1986, as amended, certain substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

Liquidity and Capital Resources

   At December 31, 2000, we had cash and cash equivalents of $71.5 million and short-term investments of $10.2 million. The short-term investments are pledged as collateral against a multiple disbursement note we signed in connection with an equipment line of credit with a bank.

   In May 2000, we obtained a $10 million secured revolving credit commitment from a bank, which matures in May 2001. Interest on the outstanding borrowings is payable monthly. The interest rate on this credit commitment is equal to the bank's prime rate. The credit commitment is collateralized by all of our assets. As of December 31, 2000, we had outstanding advances under the credit commitment of $1 million. As of March 1, 2001, there were no outstanding advances under the credit commitment.

   In August 2000, we obtained a $10 million equipment line of credit evidenced by a multiple disbursement note from a bank, secured by the participating equipment and a certificate of deposit. All or a portion of the principal may be borrowed from time to time prior to August 31, 2001. At our option, interest will accrue at either (i) the bank's prime rate less 1% or (ii) 1.5% above the rate stated on the certificate of deposit pledged as collateral for the note. Interest will be paid monthly, commencing September 30, 2000. Principal will be paid in 36 monthly installments, commencing September 1, 2001. As of March 1, 2001 and December 31, 2000, we had approximately $2.5 million outstanding on this note.

   Cash used in operating activities was $3.5 million for the year ended December 31, 1998, $10 million for the year ended December 31, 1999, and $41.8 million for the year ended December 31, 2000. The increases in cash used in operating activities were primarily due to increases in the net loss. The net loss for the year ended December 31, 2000 included $12.7 million of costs related to our merger with nFront.

   Cash used in investing activities was $3.5 million for the year ended December 31, 1998, $37.3 million for the year ended December 31, 1999, and $2.6 million for the year ended December 31, 2000. The increase in cash used in investing activities from 1998 to 1999 was primarily due to infrastructure expansion to meet end user growth, expenditures for computers and other equipment for our backup data center and investment of our excess cash into short-term investments. The decrease in cash used in investing activities from 1999 to 2000 was primarily due to the use of our invested excess cash, which was partially offset by infrastructure expansion and expenditures for equipment for our back-up data centers.

   Cash provided by financing activities was $8.5 million for the year ended December 31, 1998, $93.6 million for the year ended December 31, 1999, and $64.7 million for the year ended December 31, 2000. The increase in cash provided by financing activities from 1998 to 1999 was primarily due to the initial public offerings of Digital Insight and nFront in October 1999 and July 1999, respectively. The decrease in cash provided by financing activities from 1999 to 2000 was primarily due to the difference in net proceeds of our secondary public offering, which was completed on August 4, 2000, compared to the net proceeds of the initial offerings.

   We have no material commitments other than our revolving credit commitment, our multiple disbursement note and obligations under our operating and capital leases. Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing efforts. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related data center equipment, and personnel.

   We believe that our cash and cash equivalents balances and funds available under our existing lines of credit will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment grade obligations.

Pro Forma Net Loss Per Share

   Pro forma net loss per share for the years ended December 31, 2000 and 1999 is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's redeemable convertible preferred stock into shares of the Company's common stock effective upon the closing of nFront's and Digital Insight's initial public offerings in July and October of 1999, respectively, as if such conversion occurred on January 1, 1999, or at the date of original issuance, if later. The resulting pro forma adjustment includes increases in the weighted average shares used to compute basic and diluted net loss per common share of 3,827,016 for the year ended December 31, 1999.

   The pro forma net loss calculation derived by excluding non-cash amortization of stock-based compensation, amortization of goodwill and intangible assets, merger related expenses and accretion of redeemable convertible preferred stock is not a disclosure required by generally accepted accounting principles but is included for informational purposes only.

                                                               Year Ended
                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (In thousands,
                                                             except for per
                                                               share data)
Pro forma excluding stock-based compensation, amortization
 of goodwill and intangible assets, merger related
 expenses and accretion of redeemable convertible
 preferred stock:
  Pro forma net loss before cumulative effect of change in
   accounting method......................................  $(23,491) $(16,797)
  Cumulative effect of change in accounting method........    (2,515)      --
                                                            --------  --------
  Pro forma net loss......................................  $(26,006) $(16,797)
                                                            ========  ========
  Pro forma net loss per share before cumulative effect of
   change in accounting method............................  $  (0.92) $  (0.92)
  Per share cumulative effect of change in accounting
   method.................................................     (0.10)      --
                                                            --------  --------
  Pro forma net loss per share............................  $  (1.02) $  (0.92)
                                                            --------  --------
  Weighted average shares used in computing pro forma net
   loss per share.........................................    25,534    18,216
                                                            ========  ========

New Accounting Standards

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for the hedge accounting. We are required to adopt SFAS No. 133 in the first quarter of 2001. To date, we have not engaged in any hedging activity and do not expect adoption of this new standard to have a significant impact on us.

   In March 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 provides guidance for issues arising in applying

APB Opinion No. 25. FIN No. 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN No. 44 did not have a material impact on our financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

   We are also exposed to the impact of interest rate changes as they affect our revolving credit commitment and the multiple disbursement note. The interest rate charged on the these credit facilities varies with the bank's prime rate and, consequently, our interest expense will fluctuate with changes in the general level of U.S. interest rates. As of December 31, 2000, we had outstanding advances under our revolving credit commitment and the multiple disbursement note of $1 million and $2.5 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Financial statements are submitted as a separate section of this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated by reference to the sections and subsections entitled (i) "Proposal One Election of Directors,"
(ii) "Executive Compensation" and (iii) "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference to the section entitled "Executive Compensation" contained in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" contained in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Financial Statements and Schedules

   The financial statements are submitted as a separate section of this Annual Report beginning on page F-1.

   The financial statement schedules are submitted as part of the financial information included within the financial statements or notes thereto.

   (b) Reports on Form 8-K filed during the last quarter:

   None.

   (c) Exhibits

   The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Agreement and Plan of Merger and Reorganization by and among Digital
         Insight Corporation, Black Transitory Corporation and nFront, Inc., as
         amended./1/

  2.2 Agreement and Plan of Merger dated as of March 30, 2000, by and among the Registrant, ATA Acquisition Corp. and AnyTime Access, Inc./2/

  2.3    First Amendment to Agreement and Plan of Merger, dated as of May 2,
         2000, by and among the Registrant, ATA Acquisition Corp. and AnyTime
         Access, Inc./3/

  2.4    Second Amendment to Agreement and Plan of Merger, dated as of May 25,
         2000, by and among the Registrant, ATA Acquisition Corp. and AnyTime
         Access, Inc./4/

  2.5    Third Amendment to Agreement and Plan of Merger dated as of June 13,
         2000, by and among the Registrant, ATA Acquisition Corp. and AnyTime
         Access, Inc./4/

  2.6 Agreement and Plan of Merger dated as of April 8, 2000, by and among the Registrant, Calabasas Acquisition Corp. and 1View Network
         Corporation./2/

  3.1 Third Amended and Restated Certificate of Incorporation of Registrant, as currently in effect./5/

  3.2    Restated Bylaws of Registrant, as currently in effect./5/

  4.1    Specimen Common Stock Certificate./5/

  4.2 Third Amended and Restated Rights Agreement dated February 10, 2000, between the Registrant and the parties named therein./6/

  4.3    Shareholder Agreement, dated as of May 13, 1998, as amended./6/

  4.4    Warrant Agreement to Purchase Shares of Preferred Stock of AnyTime
         Access, Inc., dated May 7, 1999, issued to Silicon Valley Bank./7/

  4.5    Warrant Agreement to Purchase Shares of Preferred Stock of AnyTime
         Access, Inc., dated July 1, 1999, issued to Silicon Valley Bank./7/

 10.1* Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers./5/

 10.2* Stock Option Agreement dated October 13, 1998, between John Dorman and the Registrant./5/


 Exhibit
 Number                                Description
 -------                               -----------
  10.3*  Stock Option Agreement dated March 30, 1999, between Kevin McDonnell and the Registrant./5/

  10.4* Stock Option Agreement dated March 30, 1999, between Stephen Zarate and the Registrant./5/

  10.5*  1997 Stock Plan./5/

  10.6*  1999 Stock Plan and related agreements./5/

  10.7*  1999 Stock Plan, as amended, of 1View Network Corporation./7/

  10.8*  1999 Stock Plan, as amended, of AnyTime Access, Inc./8/

  10.9*  1999 Employee Stock Purchase Plan and related agreements./5/

  10.10  Commercial Office Lease dated August 4, 1997, by and between Arden
         Realty Limited Partnership, a Maryland Limited Partnership, and
         Registrant./5/

  10.11  Master Lease Agreement dated March 1, 1999, between Registrant and
         Silicon Valley Bank./5/

  10.12  Moneyline Express (Metavante) Agreement dated February 27, 1997.
         (Confidential treatment has been requested for portions of this agreement)./5/

  10.14 Lease, dated as of July 9, 1998, between Schneider Atlanta, L.P. and nFront, Inc./3/

  10.15  Standard Office Lease, dated as of March 6, 2000, by and between Arden
         Realty Finance Partnership, L.P. and the Registrant./3/

  10.16  Revolving Note and Commercial Security Agreement and Agreement for
         Issuance of Letters of Credit, dated May 3, 2000, between City
         National Bank and the Registrant./4/

  10.17  Sublease Agreement, dated November 23, 1999, as amended, between Antec
         Corporation and nFront, Inc./4/

  10.18  Multiple Disbursement Note dated August 18, 2000 between City National
         Bank and the Registrant./7/

  10.19 Security Agreement dated August 18, 2000 between City National Bank and the Registrant./7/

  10.20 Letter dated September 5, 2000 from City National Bank to Registrant regarding the Security Agreement dated August 18, 2000./7/

  10.21* Letter dated September 11, 2000, detailing employment agreement between Joe McDoniel, Senior Vice President Operations, and the
         Registrant./7/

  10.22* Letter dated September 28, 2000 detailing employment agreement between Robert Surridge, Senior Vice President, Lending Division, and the
         Registrant./7/

  10.23* Option Agreement dated September 14, 2000 between Joe McDoniel and
         Registrant./7/

  10.24* Letter dated February 1, 2001, detailing employment agreement between Dale Walker, President and Chief Operating Officer, and the
         Registrant. Filed herewith.

  10.25* Option Agreement dated March 5, 2001 between Dale Walker and
         Registrant. Filed herewith.

  21.1   Subsidiaries of the Registrant./4/

  23.1 Consent of PricewaterhouseCoopers LLP, Independent Accountants. Filed herewith.

--------
*  Management contract or compensatory plan or arrangement.

1 Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K dated November 11, 1999.

2 Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K dated April 14, 2000.

3 Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

4 Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 333-41196), which was declared effective on August 1, 2000.

5 Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 333-81547), which was declared effective on September 30, 1999.

6 Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

7 Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-41044), which was filed with the SEC on July 10, 2000.

8 Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-43636), which was filed with the SEC on August 11, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2001                     Digital Insight Corporation

                                                      /s/ John Dorman
                                          By: _________________________________
                                                        John Dorman
                                            Chairman of the Board of Directors
                                                and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signatures                            Title                     Date
              ----------                            -----                     ----
           /s/  John Dorman           Chairman of the Board and Chief    March 23, 2001
  ___________________________________  Executive Officer (Principal
              John Dorman              Executive Officer)

         /s/  Dale R. Walker                                             March 23, 2001
  ___________________________________ President, Chief Operating
             Dale R. Walker            Officer and Director

         /s/ Kevin McDonnell          Senior Vice President, Finance &   March 23, 2001
  ___________________________________  Administration and Chief
            Kevin McDonnell            Financial Officer (Principal
                                       Financial and Accounting
                                       Officer)

            /s/ Paul Fiore                                               March 23, 2001
  ___________________________________
               Paul Fiore             Director

          /s/ James McGuire
  ___________________________________
             James McGuire            Director                           March 23, 2001

           /s/ Robert North
  ___________________________________
              Robert North            Director                           March 23, 2001

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Digital Insight Corporation
  Report of Independent Accountants, PricewaterhouseCoopers, LLP...........  F-2
  Consolidated Balance Sheets..............................................  F-3
  Consolidated Statements of Operations....................................  F-4
  Consolidated Statements of Stockholders' Equity (Deficit)................  F-5
  Consolidated Statements of Cash Flows....................................  F-6
  Notes to Consolidated Financial Statements...............................  F-7
  Schedule II--Valuation and Qualifying Accounts........................... F-26

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Digital Insight Corporation

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Digital Insight Corporation and subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on the index and appearing on page F-26 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of nFront, Inc. a wholly-owned subsidiary, which statements reflect a net loss constituting 43.8% of the consolidated net loss for the year ended December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to data included for nFront, Inc. is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As described in Note 2, the Company adopted Staff Account Bulletin No. 101 in the year ended December 31, 2000, and changed its method of recognizing implementation revenue and related direct incremental costs.

PricewaterhouseCoopers LLP

Woodland Hills, California
February 8, 2001

                          DIGITAL INSIGHT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                   ASSETS
                                   ------
Current assets:
  Cash and cash equivalents................................ $ 71,523  $ 51,274
  Short-term investments...................................   10,187    27,757
  Accounts receivable, net of allowance for doubtful
   accounts of $221 and $86 at December 31, 2000 and 1999,
   respectively............................................   14,403     7,741
  Accumulated implementation costs.........................    4,551       279
  Other current assets.....................................    3,907     3,781
                                                            --------  --------
    Total current assets...................................  104,571    90,832
Property and equipment, net................................   34,702    12,363
Goodwill and intangibles, net..............................  135,067       --
Accumulated implementation costs...........................    5,173       --
Other assets...............................................    2,713       293
                                                            --------  --------
    Total assets........................................... $282,226  $103,488
                                                            ========  ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
  Accounts payable......................................... $  5,308  $  4,060
  Accrued compensation and related benefits................    3,237     3,675
  Customer deposits and deferred revenue...................   12,442     5,937
  Other accrued liabilities................................    6,477     2,879
  Line of credit...........................................    1,000       --
  Capital lease obligations................................    2,265       360
  Long-term debt...........................................      278       --
                                                            --------  --------
    Total current liabilities..............................   31,007    16,911
Capital lease obligations..................................    1,706       393
Long-term debt.............................................    2,222       --
Customer deposits and deferred revenue.....................    7,456       --
                                                            --------  --------
    Total liabilities......................................   42,391    17,304
                                                            --------  --------
Commitments and contingencies (Note 9)
Stockholders' equity:
  Common stock; $.001 par value, 100,000,000 shared
   authorized; 28,902,998 and 23,018,715 shares issued and
   outstanding at December 31, 2000 and 1999,
   respectively............................................       29        23
  Additional paid-in-capital...............................  333,845   116,771
  Stockholders' notes receivable...........................     (115)     (216)
  Deferred stock-based compensation........................   (6,805)   (3,279)
  Accumulated deficit......................................  (87,119)  (27,115)
                                                            --------  --------
    Total stockholders' equity.............................  239,835    86,184
                                                            --------  --------
    Total liabilities and stockholders' equity............. $282,226  $103,488
                                                            ========  ========


   The accompanying notes are an integral part of these financial statements.

                          DIGITAL INSIGHT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                       For the year ended
                                                          December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  --------  -------
Revenues..........................................  $ 54,428  $ 26,245  $13,195
Cost of revenues (including amortization of stock-
 based compensation of $394, $78 and $58 for the
 years ended December 31, 2000, 1999 and 1998,
 respectively)....................................    33,281    15,682    7,864
                                                    --------  --------  -------
Gross profit......................................    21,147    10,563    5,331
                                                    --------  --------  -------
Operating expenses:
  Sales, general and administrative (including
   amortization of stock-based compensation of
   $1,195, $1,039 and $706 for the years ended
   December 31, 2000, 1999 and 1998,
   respectively)..................................    31,454    22,250    9,534
  Research and development (including amortization
   of stock-based compensation of $3,626, $104 and
   $80 for the years ended December 31, 2000, 1999
   and 1998, respectively)........................    22,139     7,772    3,827
  Amortization of goodwill and intangibles........    16,125       --       --
  Merger related expenses.........................    12,658       --       --
                                                    --------  --------  -------
    Total operating expenses......................    82,376    30,022   13,361
                                                    --------  --------  -------
Loss from operations..............................   (61,229)  (19,459)  (8,030)
Interest and other income, net....................     3,740     1,441      282
Accretion of redeemable convertible preferred
 stock............................................       --       (136)    (273)
                                                    --------  --------  -------
Net loss before cumulative effect of change in
 accounting method................................   (57,489)  (18,154)  (8,021)
Cumulative effect of change in accounting method..    (2,515)      --       --
                                                    --------  --------  -------
Net loss attributable to common stockholders......  $(60,004) $(18,154) $(8,021)
                                                    ========  ========  =======
Basic and diluted net loss per share before
 cumulative effect of change in accounting
 method...........................................  $  (2.25) $  (1.26) $ (0.80)
Per share cumulative effect of change in
 accounting method................................     (0.10)      --       --
                                                    --------  --------  -------
Basic and diluted net loss per share..............  $  (2.35) $  (1.26) $ (0.80)
                                                    ========  ========  =======
Shares used to compute basic and diluted net loss
 per share........................................    25,534    14,389   10,055
                                                    ========  ========  =======

   The accompanying notes are an integral part of these financial statements.

                          DIGITAL INSIGHT CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (in thousands, except share data)

                                                                                                  Total
                            Common Stock    Additional Stockholders'   Deferred               Stockholders'
                          -----------------  Paid-In       Notes     Stock-Based  Accumulated    Equity
                            Shares   Amount  Capital    Receivable   Compensation   Deficit     (Deficit)
                          ---------- ------ ---------- ------------- ------------ ----------- -------------
Balance at December 31,
 1997...................  10,327,503  $11    $  2,258      $(186)      $(1,658)    $ (3,956)    $ (3,531)
Interest on
 stockholders' notes....         --   --          --         (15)          --           --           (15)
Stock options
 exercised..............       2,656  --            1        --            --           --             1
Warrants to purchase
 Series A preferred
 stock..................         --   --           64        --            --           --            64
Proceeds from the
 issuance of common
 stock..................     306,218  --          650        --            --           --           650
Accretion of redeemable
 convertible preferred
 stock..................         --   --         (273)       --            --           --          (273)
Deferred stock-based
 compensation...........         --   --        1,918        --         (1,918)         --           --
Amortization of deferred
 stock-based
 compensation...........         --   --          --         --            844          --           844
Net loss................         --   --          --         --            --        (7,748)      (7,748)
                          ----------  ---    --------      -----       -------     --------     --------
Balance at December 31,
 1998...................  10,636,377   11       4,618       (201)       (2,732)     (11,704)     (10,008)
Interest on
 stockholders' notes....         --   --          --         (15)          --           --           (15)
Stock options
 exercised..............     344,573  --          204        --            --           --           204
Warrants to purchase
 Series B preferred
 stock..................         --   --          147        --            --           --           147
Accretion of redeemable
 convertible preferred
 stock..................         --   --         (136)       --            --           --          (136)
Proceeds from the
 issuance of common
 stock..................      32,959  --          504        --            --           --           504
Deferred stock-based
 compensation...........         --   --        1,768        --         (1,768)         --           --
Amortization of deferred
 stock-based
 compensation...........         --   --          --         --          1,221          --         1,221
Conversion of redeemable
 convertible preferred
 stock..................   5,953,306    6      23,473        --            --           --        23,479
Issuance of common stock
 in initial public
 offerings..............   6,051,500    6      86,057        --            --           --        86,063
Adjustment to conform
 year ends..............         --   --          136        --            --         2,607        2,743
Net loss................         --   --          --         --            --       (18,018)     (18,018)
                          ----------  ---    --------      -----       -------     --------     --------
Balance at December 31,
 1999...................  23,018,715   23     116,771       (216)       (3,279)     (27,115)      86,184
Issuance of common stock
 in acquisition of 1View
 Network Corporation....     629,313    1      38,739        --         (6,568)         --        32,172
Issuance of common stock
 in acquisition of
 AnyTime Access, Inc. ..   2,001,186    2     112,675        --         (2,173)         --       110,504
Issuance of common stock
 in public offerings....   2,150,000    2      62,358        --            --           --        62,360
Stock options
 exercised..............     988,440    1       1,740        --            --           --         1,741
Proceeds from other
 issuances of common
 stock..................     115,344  --        1,562        --            --           --         1,562
Amortization of deferred
 stock-based
 compensation...........         --   --          --         --          5,215          --         5,215
Interest on
 stockholders' note.....         --   --          --         (12)          --           --           (12)
Payment on stockholders'
 notes..................         --   --          --         113           --           --           113
Net loss................         --   --          --         --            --       (60,004)     (60,004)
                          ----------  ---    --------      -----       -------     --------     --------
Balance at December 31,
 2000...................  28,902,998  $29    $333,845      $(115)      $(6,805)    $(87,119)    $239,835
                          ==========  ===    ========      =====       =======     ========     ========

   The accompanying notes are an integral part of these financial statements.

                          DIGITAL INSIGHT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       For the year ended
                                                          December 31,
                                                   ----------------------------
                                                     2000       1999     1998
                                                   ---------  --------  -------
Cash flows from operating activities:
 Net loss........................................  $ (60,004) $(18,018) $(7,748)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Cumulative effect of change in accounting
   method........................................      2,515       --       --
  Depreciation and amortization..................      5,983     1,914      757
  Amortization of deferred stock-based
   compensation..................................      5,215     1,221      844
  Amortization of goodwill.......................     16,125       --       --
  Interest income on stockholders' notes.........        (12)      (15)     (15)
  Loss from sale of property and equipment.......        167       --        33
  Adjustment to conform fiscal year ends for
   pooled acquisition............................        --      3,275      --
  Changes in operating assets and liabilities:
   Accounts receivable...........................     (4,152)   (5,337)  (1,425)
   Accumulated implementation costs..............     (9,445)     (144)     (64)
   Other current assets..........................        696    (3,539)       5
   Other assets..................................     (2,252)      961      (58)
   Accounts payable..............................       (621)    2,433      953
   Accrued compensation and related benefits.....     (1,644)    3,133      451
   Customer deposits and deferred revenue........     11,054     3,569    1,028
   Other accruals................................     (5,466)      566    1,768
                                                   ---------  --------  -------
   Net cash used in operating activities.........    (41,841)   (9,981)  (3,471)
                                                   ---------  --------  -------
Cash flows from investing activities:
 Proceeds from sale of assets....................        --        --        29
 Acquisition of property and equipment...........    (18,196)   (9,576)  (3,565)
 Disposal of equipment...........................        --         69      --
 Acquisition payment.............................     (2,000)      --       --
 Proceeds from sale of investments, net..........     17,570   (27,757)     --
                                                   ---------  --------  -------
   Net cash used in investing activities.........     (2,626)  (37,264)  (3,536)
                                                   ---------  --------  -------
Cash flows from financing activities:
 Principal payments on lease obligations and line
  of credit......................................     (4,587)   (1,378)  (1,023)
 Proceeds from line of credit....................      4,000       --     1,836
 Proceeds from public issuance of common stock,
  net of offering costs..........................     62,360    86,567      652
 Increase in stock offering costs................        --        --      (980)
 Proceeds from other issuances of common stock...      2,943       204      --
 Proceeds from issuance of redeemable convertible
  preferred stock................................        --      8,440    8,000
 Repurchase of redeemable convertible preferred
  stock..........................................        --       (200)     --
                                                   ---------  --------  -------
   Net cash provided by financing activities.....     64,716    93,633    8,485
                                                   ---------  --------  -------
Net increase in cash and cash equivalents........     20,249    46,388    1,478
Cash and cash equivalents, beginning of period...     51,274     4,886    3,408
                                                   ---------  --------  -------
Cash and cash equivalents, end of period.........  $  71,523  $ 51,274  $ 4,886
                                                   =========  ========  =======
Supplementary disclosures of cash flow
 information:
 Cash paid during the year for interest..........  $     188  $     32  $    42
 Income tax paid.................................         61       --       --
Supplemental non-cash investing and financing
 activities:
 Acquisition of property and equipment under
  capital lease obligation.......................     (6,610)      --       --
 Capital lease obligations incurred..............      6,610       892      293
 Warrants issued.................................        473       147       64
 Conversion of mandatorily redeemable convertible
  preferred stock to common stock................        --     23,479      --
Effect of acquisitions:
 Accounts receivable and other assets............     (3,062)      --       --
 Property and equipment..........................     (3,651)      --       --
 Goodwill and intangibles........................   (151,189)      --       --
 Accounts payable, accrued compensation and
  benefits and other accruals....................     12,139       --       --
 Capital lease obligation........................        695       --       --
 Customer deposits and deferred revenue..........        392       --       --
 Deferred stock based compensation...............     (8,741)      --       --
 Common stock issued in acquisition..............    151,417       --       --

  The accompanying notes are an integral part of these financial statements.

                          DIGITAL INSIGHT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

   Digital Insight Corporation (the "Company"), which incorporated in March 1997, provides Internet banking services to credit unions, small to mid-sized banks and savings and loans. Its Internet banking services include Internet banking for individual customers, business banking for commercial customers, a target marketing program to increase financial services to end users, and customized web site design and implementation services. In addition, the Company, through its acquisition of AnyTime Access, Inc. ("ATA"), is a provider of services that allow credit unions, banks and insurance companies to outsource their consumer loan origination and processing functions. Substantially all of the Company's revenues are derived from these services.

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

   On February 10, 2000, the Company merged with nFront, Inc. ("nFront"). The merger was accounted for as a pooling of interests; therefore, the financial results for the Company and nFront have been combined for the historical periods presented in accordance with the pooling of interests method.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Cash equivalents

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, and investments maturing after three months but within 12 months or less to be short-term investments. Cash equivalents at December 31, 2000 consist of money-market funds and commercial paper.

Short-term investments

   Short-term investments are comprised primarily of certificates of deposit, commercial paper and government obligations. The Company classifies, at the date of acquisition, its short-term investments into categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Currently, the Company classifies its short-term investments as held-to-maturity. These securities are stated at amortized cost plus accrued interest. Net unrealized gains (losses) on held-to-maturity investments have not been recognized in the accompanying financial statements.

Property and equipment

   Property and equipment is carried at cost. Assets held under capital leases are recorded at the present value of the minimum lease payments at lease inception. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold

                          DIGITAL INSIGHT CORPORATION
improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the asset.

   When assets are sold or retired, the asset and related depreciation allowance is eliminated from the records and any gain or loss on disposal is included in operations. Expenditures for maintenance and repairs are charged to operations.

Capitalized software costs

   The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized computer software costs consist of purchased software license, implementation costs, consulting and payroll-related costs for certain projects that qualify for capitalization. The Company expenses costs as incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance. Costs capitalized at December 31, 2000 and 1999 of $3,395,000 and $1,032,000, respectively, are included in construction in progress. The capitalized software costs will be amortized on a straight-line method over a period of three years upon being placed in service. Amortization of $731,000 was charged for the year ended December 31, 2000. No amortization had been charged for the years ended December 31, 1999 and 1998.

Goodwill and intangibles

   Goodwill and intangible assets represent the excess purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed in the acquisitions of 1View Network Corporation ($38.9 million) and ATA ($112.2 million). Goodwill and intangible assets are amortized using the straight-line method over the periods benefited, three to five years. At December 31, 2000, goodwill and intangible assets are comprised of the following components (in thousands):

     Goodwill......................................................... $124,952
     Assembled workforce..............................................    1,490
     Customer relationships...........................................   20,230
     Acquired technology..............................................    4,140
     Covenant not-to-compete..........................................      380
                                                                       --------
                                                                        151,192
     Less accumulated amortization....................................  (16,125)
                                                                       --------
                                                                       $135,067
                                                                       ========

Long-lived assets

   The Company identifies and records impairment losses on long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. To date, there have been no such impairments.

                          DIGITAL INSIGHT CORPORATION

Fair value of financial instruments

   The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accumulated implementation costs, and other assets, accounts payable, accrued compensation and related benefits and other accrued liabilities. The carrying value of these financial instruments approximates fair value due to their short-term nature. The carrying value of the Company's capital lease obligations approximates their fair values given their market rates of interest and maturity schedules.

Concentration of credit risk

   The market for Internet banking in the United States, in which the Company operates, is characterized by rapid technological developments, frequent new product introductions and changes in end user requirements. The Company's future success will depend on its ability to develop, introduce and market enhancements to its existing products and services, to introduce new products and services in a timely manner, which meets customer requirements, and to respond to competitive pressures and technological advances. Further, the emergence of new industry standards, whether through adoption by official standards committees or widespread use by financial institutions or other financial institution data processing vendors, could require the Company to redesign its products and services.

   During the years ended December 31, 2000, 1999 and 1998, no individual financial institution accounted for 10% or more of total revenues.

   The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the number of its customers and geographic areas. The Company maintains a provision for potential credit losses, and write-offs of accounts receivable were insignificant during the years ended December 31, 2000, 1999 and 1998.

   The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per institution. At December 31, 2000 and 1999, the Company had cash accounts in excess of the FDIC insured limits.

Revenue recognition

   During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission in December 1999. The Company's historical method of revenue recognition for implementation services was upon completion of the implementation process, which is typically 90 to 120 days after contract initiation. The Company also deferred the implementation costs and recognized them upon completion of the implementation. Under SAB 101, the Company will now defer recognition of certain implementation fees and related direct incremental costs and recognize them over the life of the service agreement, generally three to five years. The change in accounting principle caused by SAB 101 resulted in a negative cumulative effect adjustment of approximately $2.5 million at January 1, 2000 and a negative current year effect of approximately $1.6 million to reflect the increase in deferred implementation revenue partially offset by the increase in deferred implementation costs.

   Recurring fees are recognized as services are provided, and relate to the number of end users or end user transactions and for hosting and maintaining web sites.

                          DIGITAL INSIGHT CORPORATION

Advertising expense

   The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 amounted to $1,142,000, $246,700 and $514,950, respectively.

Research and development

   Research and development costs are charged to operations as incurred.

Income taxes

   The Company accounts for income taxes under the liability method. Deferred income taxes are provided for temporary differences between financial and income tax reporting. The Company has not recorded any deferred tax assets or liabilities prior to the conversion of members' capital pursuant to the Member Control Agreement, since Digital Insight LLC was a limited liability company treated as a partnership for federal and Minnesota income tax purposes. As a result, prior to March 18, 1997, federal and Minnesota income tax attributes passed to the Digital Insight LLC members.

Stock-based compensation

   The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation for stock options is measured as the excess, if any, of the fair market value of the Company's stock price at the date of grant as determined by the Board of Directors over the amount an employee must pay to acquire the stock. The pro forma disclosures of net income, basic earnings per share and diluted earnings per share as if the fair value based method of accounting defined in SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied, have been disclosed.

Net loss per share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share," and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Shares of common stock issued in connection with the conversion of members' capital pursuant to the Member Control Agreement have been considered outstanding for all periods presented. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants.

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

                          DIGITAL INSIGHT CORPORATION

Company is required to adopt SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity and does not expect adoption of this new standard to have a significant impact on the Company.

   In March 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 provides guidance for issues arising in applying APB Opinion No. 25. FIN No. 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN No. 44 did not have a material impact on the Company's financial reporting.

Reclassifications

   Certain reclassifications have been made to the consolidated financial statements for 1999 and 1998 in order to conform to the 2000 presentation.

3. nFRONT BUSINESS COMBINATION

   The Company consummated its Agreement and Plan of Merger (the "Agreement") with nFront on February 10, 2000 in a stock-for-stock transaction which was accounted for as a pooling of interests. Pursuant to the Agreement, all outstanding shares of nFront stock and options to purchase nFront stock were converted into 8,253,735 shares of the Company's common stock and options to purchase 627,926 shares of the Company's common stock, respectively. In connection with the merger, the Company recorded a one-time charge relating to non-recurring merger costs of $12.7 million comprised of direct transaction costs and nonrecurring redundant costs.

   As the merger was accounted for as a pooling of interests, all prior periods have been restated. nFront's historical year end was June 30, and as such the restated consolidated financial statements as of December 31, 1998 and for the year then ended combine the Digital Insight historical financial statements for the period with the historical financial statement of nFront as of June 30, 1999 and for the year then ended. The consolidated financial statements as of December 31, 2000 and 1999 and for the years then ended include the results of Digital Insight and nFront on a conformed period basis. Accordingly, an adjustment for nFront's operating results for the period of overlap from January 1, 1999 through June 30, 1999 has been reflected as an adjustment to retained earnings in the 1999 consolidated financial statements to conform the year ends. No adjustments have been necessary to conform accounting policies of the entities. There were no intercompany transactions requiring elimination in any period presented.

                          DIGITAL INSIGHT CORPORATION

   The following table shows the historical results of the Company and nFront for the periods prior to the consummation of the merger of the two entities (in thousands):

                                                               Year Ended (1)
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
     Revenues:
       Digital Insight....................................... $ 17,506  $ 8,230
       nFront................................................    8,739    4,965
                                                              --------  -------
                                                              $ 26,245  $13,195
                                                              ========  =======
     Net loss:
       Digital Insight....................................... $( 7,506) $(4,355)
       nFront................................................  (10,648)  (3,666)
                                                              --------  -------
                                                              $(18,154) $(8,021)
                                                              ========  =======

--------
(1) Year ended periods for Digital Insight are December 31, 1999 and 1998 and for nFront are December 31, 1999, and June 30, 1999.

4. ACQUISITIONS

   On June 21, 2000, the Company completed its acquisition of 1View Network Corporation ("1View"), a company based in San Francisco, California that provides electronic information aggregation solutions for the financial services market. The purchase price consisted of $2 million in cash and 921,872 shares of common stock and shares underlying options to purchase common stock in exchange for all of the outstanding shares and options of 1View. The common stock issued in connection with the acquisition was valued at approximately $38.7 million. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed which approximated the historical cost basis, and the purchase price allocation resulted in goodwill of approximately $38.9 million, which is being amortized on a straight-line basis over the estimated life of three years. In addition, deferred compensation was recorded in the amount of approximately $6.6 million for the unvested stock options assumed in connection with the acquisition, which is being amortized over the estimated service period of the employees.

   On July 31, 2000, the Company completed its acquisition of ATA, a company based in Sacramento, California that provides services and solutions that allow credit unions, banks and other financial institutions to outsource certain consumer communication and other administrative functions associated with consumer loan originations. The Company issued 2,121,862 shares of common stock and shares underlying options and warrants to purchase common stock with an estimated fair value of approximately $112.7 million in exchange for all of the outstanding shares, options and warrants of ATA. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed, which approximated the historical cost basis, and the purchase price allocation resulted in goodwill and identifiable intangible assets of approximately $112.2 million, which is being amortized over an aggregate life of five years. In addition, deferred compensation in the amount of approximately $2.2 million was recorded for the unvested stock options assumed in connection with the acquisition, which is being amortized over the estimated service period of the employees.

                          DIGITAL INSIGHT CORPORATION

   The historical operating results of the above acquisitions prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the years ended December 31, 2000 and 1999 as though the acquisitions above had been effective as of January 1, 1999 are as follows (in thousands):

                                                              For the Year
                                                             ended December
                                                                   31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
     Revenues.............................................. $ 63,341  $ 37,605
     Net loss attributable to common shareholders.......... $(90,769) $(70,329)
     Basic and diluted net loss per share.................. $  (3.36) $  (3.38)

   The pro forma data does not purport to be indicative either of results of operations that would have occurred had the transactions occurred at January 1, 1999 or future results of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect estimated amortization of stock-based compensation and goodwill created as a result of the acquisitions.

5. INVESTMENTS

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
     Held-to-maturity securities (in thousands):
      Certificates of deposit.................................. $10,187 $   --
      U.S. government obligations..............................     --    7,498
      Commercial paper.........................................     --   18,262
      Other....................................................     --    1,997
                                                                ------- -------
                                                                $10,187 $27,757
                                                                ======= =======

   There were no net realized gains on short-term investments for the year ended December 31, 2000 and a net realized gain of $758,000 for the year ended December 31, 1999. The certificate of deposit held at December 31, 2000 is pledged as collateral for the Company's $10 million Multiple Disbursement Note.

6. PROPERTY AND EQUIPMENT

                                                             December 31,
                                                           -----------------
                                                             2000     1999
                                                           --------  -------
     Property and equipment includes the following (in
      thousands):
      Leasehold improvements.............................. $  4,618  $   479
      Equipment and software..............................   33,350   11,916
      Furniture and fixtures..............................    3,683    1,388
      Construction in process.............................    5,886    1,125
                                                           --------  -------
                                                             47,537   14,908
      Less accumulated depreciation and amortization......  (12,835)  (2,545)
                                                           --------  -------
                                                           $ 34,702  $12,363
                                                           ========  =======

   Assets acquired under capitalized lease obligations are included in property and equipment and totaled approximately $5,147,000 and $1,105,000 with related accumulated amortization of approximately $901,000 and $272,000 at December 31, 2000 and 1999, respectively.

                          DIGITAL INSIGHT CORPORATION

7. REVOLVING LINE OF CREDIT

   In May 2000, the Company obtained a $10 million secured revolving credit commitment (the "Revolver") from a bank, which matures in May 2001. Interest on the outstanding borrowings is payable monthly. The interest rate on the Revolver is equal to the bank's prime rate, which was 9.5% as of December 31, 2000. The Revolver is collateralized by all of the Company's assets. As of December 31, 2000, the Company had outstanding advances of $1 million on the Revolver.

   Under covenants of the Revolver, the Company is required to (i) maintain a tangible net worth of not less than $13 million at all times, (ii) maintain a ratio of total senior liabilities to tangible net worth of not more than 1.5 to 1, (iii) ensure quarterly losses do not exceed specified amounts, and (iv) maintain liquid assets of not less than the greater of (a) twice the amount of Revolver and other bank debt outstanding, or (b) the total cash expenditures for capital assets during the prior two fiscal quarters. The Company was in compliance with the covenants at December 31, 2000.

8. LONG-TERM DEBT

   In August 2000, the Company obtained a $10 million equipment leasing line of credit evidenced by a Multiple Disbursement Note from a bank, secured by the participating equipment and a $10 million certificate of deposit. All or a portion of the principal may be borrowed from time to time prior to August 31, 2001. Interest will accrue at either (i) the bank's prime rate less 1% or (ii) 1.5% above the rate stated on the certificate of deposit pledged as collateral for the note. Interest will be paid monthly, commencing September 30, 2000. Principal will be paid in 36 monthly installments, commencing September 1, 2001. As of December 31, 2000, the Company had $2.5 million in borrowings outstanding on this equipment leasing line bearing interest at 7.35% per annum.

   On April 22, 1999, nFront executed a senior subordinated debenture agreement with a stockholder under which nFront had the right to borrow up to $5.0 million through the earlier of April 22, 2000 or the closing of an underwritten public offering of nFront common stock. Unanimous approval of the nFront's Board of Directors was required to borrow in excess of $3 million under the agreement. Interest on any borrowings under the senior subordinated debenture accrues at the prime rate plus 3% per annum, payable at maturity. In exchange for the stockholder's commitment under this agreement, nFront agreed to issue a three-year warrant to purchase shares of common stock, the number of shares and exercise price of which were determined by reference to the price per share in the initial public stock offering. Based on the price per share in the initial public stock offering, the warrant entitles the stockholder to purchase 28,950 shares of common stock at $17.27 per share. These warrants were exercised in February 2000.

9. COMMITMENTS AND CONTINGENCIES

   The Company leases its facilities and certain equipment under non-cancelable operating and capital leases with various expiration dates through 2005. Certain of the facilities leases have renewal options. Additionally, the terms of the facilities leases provide generally for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under the leases was approximately $2,289,000, $768,000 and $407,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                          DIGITAL INSIGHT CORPORATION

   Future minimum lease payments under all noncancelable capitalized and operating leases for the next five years ending December 31 are as follows (in thousands):

                                                            Capital  Operating
                                                            -------  ---------
     2001.................................................. $ 2,469   $ 3,422
     2002..................................................   1,382     2,736
     2003..................................................     430     2,326
     2004..................................................     --      2,094
     2005..................................................     --        719
                                                            -------   -------
     Total minimum lease payments..........................   4,281   $11,297
                                                                      =======
     Amounts representing interest.........................    (310)
                                                            -------
     Present value of capitalized lease obligations........   3,971
     Less: current portion of capitalized lease
      obligations..........................................  (2,265)
                                                            -------
     Long-term portion of capitalized lease obligations.... $ 1,706
                                                            =======

   In December 1997, the Company entered into a Business Continuity Services Master Agreement, which provides backup capability for the Company's data centers. The agreement is for a term of five years with monthly payments of $6,000. Future minimum payments under the agreement are $72,000 for each of the years through 2002.

   From time to time the Company may be involved in litigation arising in the normal course of its business. Although the Company is not a party to any litigation that it believes would have a material adverse effect, individually or in the aggregate, on the Company's business or financial condition, it is possible that in the future we could become a party to such proceedings.

10. INCOME TAXES

   Prior to March 18, 1997, Digital Insight was a limited liability company that was treated as a partnership for federal and Minnesota income tax purposes. As a result, all federal and Minnesota tax matters for Digital Insight LLC, prior to March 18, 1997, are the responsibility of the members.

   As of December 31, 2000, the Company had estimated net operating loss carryforwards for federal and state purposes of approximately $61.1 million and $46.5 million, respectively. Federal and state net operating loss carryforwards begin to expire in the years 2011 and 2004, respectively.

   Given its history of operating losses and potential limitations on the utilization of net operating losses, the Company has recorded a full valuation allowance against its deferred tax assets generated from operating losses because it is more likely than not that the deferred tax benefits will not be utilized. Accordingly, the accompanying statements of operations include no benefit for income taxes.

                          DIGITAL INSIGHT CORPORATION

   The components of the Company's deferred taxes are (in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Deferred tax assets:
    Net operating loss carryforwards........................ $ 34,683  $  8,104
    Research credit carryforwards...........................      527       702
    Stock compensation......................................    3,371       879
    Accruals, reserves and other............................   (1,561)      468
                                                             --------  --------
                                                               37,020    10,153
    Deferred tax asset valuation allowance..................  (27,229)  (10,153)
                                                             --------  --------
    Net deferred tax assets.................................    9,791       --
   Deferred tax liabilities:
    Amortization of acquired intangible assets..............   (9,791)      --
                                                             --------  --------
    Net deferred tax asset (liability)...................... $    --   $    --
                                                             ========  ========

11. REDEEMABLE CONVERTIBLE PREFERRED STOCK

   In May 1999, the Company completed the private placement of 844,036 shares of its Series C redeemable convertible preferred stock at a price per share of $10.00. The holders of redeemable convertible preferred stock were entitled to voting rights equivalent to the number of shares of common stock into which it was convertible. In addition, holders of Series A, Series B, and Series C redeemable convertible preferred stock were entitled to receive noncumulative dividends at the per annum rate of $0.24, $0.31 and $0.90 per share, respectively, when and if declared by the Board of Directors, as well as a liquidation preference of $2.70, $3.47 and $10.00 per share, respectively, in the event of the dissolution of the Company. In addition, the redeemable preferred stockholders had the option to require the Company to repurchase all of the preferred shares upon written request of at least 60% of the preferred holders. The shares were redeemable on the earlier of February 28, 2002 or 180 days following the date of election at a redemption price of $2.70 per share for Series A, $3.47 per share for Series B and $10.00 per share for Series C, which equal the original issuance price, plus all declared but unpaid dividends, if any, through the redemption date. No dividends were declared.

   In June 1999, the Company repurchased 20,000 shares of Series A redeemable convertible preferred stock at $10.00 per share from a former executive officer.

   All shares of Series A, Series B and Series C redeemable convertible preferred stock were converted into common stock upon the closing of the Company's initial public offering in October 1999.

   In May 1998, nFront sold 1,177,851 shares (adjusted for subsequent stock splits) of Series A redeemable preferred stock for $2.12 per share. The holders of the Series A redeemable preferred stock had the right to convert all or part of the shares into common stock initially on a one-for-one basis subject to certain conversion ratio adjustments should the price of the common stock for any transaction subsequent to the financing be lower than $2.12 per share or automatically if the Company were to complete an initial public offering at a specified price per share of common stock resulting in aggregate gross proceeds of not less than $15.0 million. The redemption price of the Series A redeemable preferred stock was equal to the original issuance price plus a 10% compound annual rate of return. The carrying amount is being adjusted by periodic accretions to the redemption amount. In connection with the closing of nFront's initial public offering in July 1999, the Series A redeemable preferred stock was converted into common stock.

                          DIGITAL INSIGHT CORPORATION

12. STOCKHOLDERS' NOTES RECEIVABLE

   Effective October 23, 1997, under the Company's 1997 Stock Plan, two former officers of the Company exercised their options to purchase 309,250 shares each of the Company's common stock. In consideration, each former officer executed a note payable to the Company for $93,000 at an annual interest rate of 7%. The notes are payable at the earlier of ten years from the date of execution or 30 days after termination. Upon separation from the Company in October 2000, one of these former officers paid $113,000 in repayment of his note. Interest income realized for the years ended December 31, 2000, 1999 and 1998 on the loans was $12,000, $15,000 and $15,000, respectively. The former officers have the option to prepay all or any portion of the principal or interest without penalty.

13. COMMON AND PREFERRED STOCK WARRANTS

   In connection with certain borrowings in 1998 and 1999, the Company issued warrants to purchase redeemable convertible preferred stock, which after the Company's initial public offering resulted in warrants to purchase 28,819 and 22,222 shares of common stock for $3.47 and $2.70 per share, respectively. Using the Black-Scholes pricing model, the Company estimated that the aggregate fair value of the warrants was $211,000. Such warrants were exercised during the year through a cashless exercise method by reducing the number of shares eligible for purchase by that number of shares equal to the aggregate purchase price. The Company issued 21,648 shares of common stock in March 2000, for a purchase price equivalent to $75,119 and 20,819 shares of common stock in May 2000 for a purchase price equivalent of $56,211.

   On May 31, 2000, the Company issued a warrant to purchase 35,000 shares of unregistered common stock at a price per share of $40.5625 to Aurum Technologies, Inc. in connection with the execution of a Master DPV Agreement. This warrant expires on May 31, 2001. Using the Black-Scholes pricing model, the Company estimated that the aggregate fair market value of the warrant was $473,000.

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

  3) On July 31, 2000, the Company assumed the original warrant dated May 7, 1999, issued by ATA to Silicon Valley Bank. The original warrant has been converted to a warrant to purchase 3,853 shares of common stock at a purchase price of $25.95 per share.

  4) On July 31, 2000, the Company assumed the original warrant dated July 1, 1999, issued by ATA to Silicon Valley Bank. The original warrant has been converted to a warrant purchase 1,430 shares of common stock at a purchase price of $25.95 per share.

   The Company recognized $147,000, $60,000 and $20,000 of interest expense associated with these warrants for the years ended December 31, 2000, 1999 and 1998, respectively.

   Warrants to purchase 83,208 shares of common stock remain outstanding at December 31, 2000.

                          DIGITAL INSIGHT CORPORATION

14. COMMON STOCK

   In July 1999, nFront completed its initial public offering of 2,026,500 shares for net proceeds of approximately $31.6 million.

   In October 1999, Digital Insight completed its initial public offering of 4,025,000 shares of common stock for net proceeds of approximately $54.5 million.

   In August 2000, Digital Insight completed its secondary pubic offering of 2,150,000 shares of common stock for net proceeds of approximately $62.3 million.

15. STOCK-BASED COMPENSATION PLANS

   Options under the Company's stock-based compensation plans may be granted for periods of up to ten years, with the exception of an incentive stock option ("ISO") granted to an optionee who owns stock representing more than 10% of the voting power of all classes of stock of the parent or subsidiary, in which case the term of the option shall be five years, and at prices no less than 85% of the estimated fair value of the shares on the date of grant, provided, however, that (i) the exercise price of an ISO and nonqualified stock option ("NSO") shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options generally vest in monthly installments over four years following the date of grant, subject to the optionee's continuous service. However, for first time grants, the initial vesting shall occur twelve months from the vesting start date, at which time 25% of the shares will be vested. The remaining shares are vested over the remaining three years.

1997 Stock Plan

   In August 1997, the Company adopted the 1997 Stock Plan (the "1997 Plan"). The 1997 Plan provides for the granting of stock options and common stock to employees and consultants of the Company. Options granted under the 1997 Plan may be either ISO or NSO. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. As of December 31, 2000, the Company has reserved 3,000,000 shares of common stock for issuance under the 1997 Plan. At December 31, 2000, there were 186,499 shares of common stock available for future grant under the 1997 Plan.

   Stock option activity under the 1997 Plan is as follows:

                                   2000                     1999                    1998
                         ------------------------ ------------------------ -----------------------
                                       Exercise                 Exercise                Exercise
                           Options    Price Per     Options    Price Per     Options    Price Per
                         Outstanding    Share     Outstanding    Share     Outstanding    Share
                         ----------- ------------ ----------- ------------ ----------- -----------
Outstanding January 1...  1,967,298  $0.30-$13.00  1,436,204  $0.30-$ 1.00    547,500  $      0.30
Granted.................        --            --     862,785  $1.75-$13.00    996,000  $0.30-$1.00
Canceled................   (119,901) $0.30-$13.00   (101,743) $0.30-$13.00   (104,640) $0.30-$0.50
Exercised...............   (403,800) $0.30-$13.00   (229,948) $0.30-$13.00    ( 2,656) $      0.30
                          ---------  ------------  ---------  ------------  ---------  -----------
Outstanding
 December 31............  1,443,597  $0.30-$13.00  1,967,298  $0.30-$13.00  1,436,204  $0.30-$1.00
                          =========  ============  =========  ============  =========  ===========

                          DIGITAL INSIGHT CORPORATION

   Options outstanding and exercisable by price range as of December 31, 2000:

                        Options Outstanding                            Options Exercisable
   --------------------------------------------------------------- ----------------------------
                                 Weighted-Average
       Range of                     Remaining     Weighted-Average             Weighted-Average
   Exercise Prices   Outstanding Contractual Life  Exercise Price  Exercisable  Exercise Price
   ---------------   ----------- ---------------- ---------------- ----------- ----------------
   $0.0000-$ 8.3875   1,054,485        7.7            $ 1.2054       675,034       $ 0.9697
   $8.3876-$16.7750     389,112        7.5            $11.7088       140,475       $11.5367
                      ---------        ---            --------       -------       --------
                      1,443,597        7.6            $ 4.0366       815,509       $ 2.7899
                      =========        ===            ========       =======       ========

1999 Stock Plan

   In June 1999, the Company adopted the 1999 Stock Incentive Plan (the "1999 Plan"). At December 31, 2000, the Company has reserved 2,500,000 shares of common stock for issuance under the 1999 Plan. The 1999 Plan allows grants of ISOs, NSOs and restricted stock to employees, non-employee board members and consultants. At December 31, 2000, there were no shares of common stock available for future grant under the 1999 Plan.

   The 1999 Plan is subject to annual increases on March 1 of each year, equal to 750,000 shares, 5% of the Company's shares outstanding on that date, or a lesser amount determined by the board of directors. The Company does not intend to grant any additional options or stock purchase rights under the Company's other employee stock plans.

   Stock option activity under the 1999 Plan is as follows:

                                      2000                      1999
                            ------------------------- ------------------------
                                          Exercise                  Exercise
                              Options     Price Per     Options    Price Per
                            Outstanding     Share     Outstanding    Share
                            ----------- ------------- ----------- ------------
   Outstanding January 1...     74,978  $1.75-$ 44.50       --             --
   Assumed from nFront.....    627,926  $2.12-$ 75.99       --             --
   Granted.................  2,131,573  $11.50-$83.88   199,000   $1.75-$44.50
   Canceled................   (276,096) $2.12-$ 81.00    (9,022)  $1.75-$13.00
   Exercised...............   (421,555) $2.12-$ 22.45  (115,000)  $1.75-$39.94
                             ---------  -------------  --------   ------------
   Outstanding December
    31.....................  2,136,826  $0.30-$ 83.88    74,978   $1.75-$44.50
                             =========  =============  ========   ============

                          DIGITAL INSIGHT CORPORATION

   Options outstanding and exercisable by price range as of December 31, 2000:

                         Options Outstanding                             Options Exercisable
   ----------------------------------------------------------------- ----------------------------
                                   Weighted-Average
   Range of Exercise                  Remaining     Weighted-Average             Weighted-Average
         Prices        Outstanding Contractual Life  Exercise Price  Exercisable  Exercise Price
   -----------------   ----------- ---------------- ---------------- ----------- ----------------
   $ 0.0000-$ 8.3875      114,632        4.4            $ 2.1240        23,908       $ 2.1240
   $ 8.3876-$16.7750      302,839        9.3            $12.4881         4,532       $11.5000
   $16.7751-$25.1625      346,094        9.5            $22.4791           --        $    --
   $25.1626-$33.5500      124,319        8.8            $29.9887         3,964       $30.5383
   $33.5501-$41.9375      805,865        8.8            $37.9535        88,335       $38.1545
   $41.9376-$50.3250       68,100        7.0            $45.9089           802       $44.4026
   $50.3251-$58.7125        9,500        9.2            $53.9539           --        $    --
   $58.7126-$67.1000       50,000        9.2            $62.3475           --        $    --
   $67.1001-$75.4875      300,881        8.4            $73.2757        63,570       $73.3130
   $75.4876-$83.8750       14,596        9.1            $79.4811           --        $    --
                        ---------        ---            --------       -------       --------
                        2,136,826        8.6            $35.6054       185,111       $44.7864
                        =========        ===            ========       =======       ========

   In connection with the acquisition of nFront, the Company assumed the Stock Option Plan of nFront, including incentive and non-statutory stock options to purchase 627,926 shares of common stock with exercise prices ranging from $2.12 to $75.99. The Company will not grant any additional options under the nFront plan. Options granted under the nFront Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over periods up to four years. The outstanding nFront options assumed were rolled into the Company's 1999 Plan in February 2000.

1View Plan

   In connection with the acquisition of 1View, the Company assumed the Stock Option Plan of 1View, including incentive and non-statutory stock options to purchase 292,559 shares of common stock with an exercise price of $0.44. Options granted under the 1View Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over periods up to four years. At December 31, 2000, there were 87,952 shares of common stock available for future grant.

   Stock option activity under the 1View Plan is as follows:

                                                                     Exercise
                                                         Options    Price Per
                                                       Outstanding    Share
                                                       ----------- ------------
   Outstanding January 1, 2000........................       --             --
   Assumed from 1View.................................   292,559   $       0.44
   Granted............................................   101,500   $0.44-$35.25
   Canceled...........................................   (46,810)  $0.44-$32.38
   Exercised..........................................  (155,036)  $       0.44
                                                        --------   ------------
   Outstanding December 31, 2000......................   192,213   $0.44-$35.25
                                                        ========   ============

                          DIGITAL INSIGHT CORPORATION

   Options outstanding and exercisable by price range as of December 31, 2000:

                         Options Outstanding                             Options Exercisable
   ----------------------------------------------------------------- ----------------------------
                                   Weighted-Average
   Range of Exercise                  Remaining     Weighted-Average             Weighted-Average
         Prices        Outstanding Contractual Life  Exercise Price  Exercisable  Exercise Price
   -----------------   ----------- ---------------- ---------------- ----------- ----------------
   $ 0.0000-$ 8.3875      94,713         5.1            $ 0.4420       31,451        $ 0.4420
   $ 8.3876-$25.1625         --          --                  --           --              --
   $25.1626-$33.5500      97,000         7.6            $32.3750            0        $ 0.0000
   $33.5501-$41.9375         500         0.4            $36.2500           83        $35.2500
                         -------         ---            --------       ------        --------
                         192,213         6.4            $16.6475       31,534        $ 0.5336
                         =======         ===            ========       ======        ========

ATA Plan

   In connection with the acquisition of with ATA, the Company assumed the Stock Option Plan of ATA, including incentive and non-statutory stock options to purchase 68,347 shares of common stock with exercise prices ranging from $0.48 to $37.62. Options granted under the ATA Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over periods up to four years. At December 31, 2000, there were 28,806 shares of common stock available for future grant.

   Stock option activity under the ATA Plan is as follows:

                                                                    Exercise
                                                        Options     Price Per
                                                      Outstanding     Share
                                                      ----------- -------------
   Outstanding January 1, 2000.......................       --              --
   Assumed from ATA..................................    68,347   $ 0.48-$37.62
   Granted...........................................   296,069   $ 0.19-$36.25
   Canceled..........................................   (37,322)  $ 0.19-$37.62
   Exercised.........................................    (8,049)  $ 0.48-$ 4.71
                                                        -------   -------------
   Outstanding December 31, 2000.....................   319,045   $ 0.19-$37.62
                                                        =======   =============

   Options outstanding and exercisable by price range as of December 31, 2000:

                         Options Outstanding                             Options Exercisable
   ----------------------------------------------------------------- ----------------------------
                                   Weighted-Average
   Range of Exercise                  Remaining     Weighted-Average             Weighted-Average
        Prices         Outstanding Contractual Life  Exercise Price  Exercisable  Exercise Price
   -----------------   ----------- ---------------- ---------------- ----------- ----------------
   $ 0.0000-$ 8.3875      58,071         7.5            $ 3.5266       25,207        $ 4.3079
   $ 8.3876-$16.7750       2,500         4.2            $14.3000            0        $ 0.0000
   $16.7751-$25.1625       2,500         9.7            $23.5000            0        $ 0.0000
   $25.1626-$33.5500      47,293         8.4            $27.8433           35        $25.4000
   $33.5501-$41.9375     208,681         7.6            $36.2500            0        $ 0.0000
                         -------         ---            --------       ------        --------
                         319,045         7.7            $28.7758       25,242        $ 4.3372
                         =======         ===            ========       ======        ========

1999 Employee Stock Purchase Plan

   On June 21, 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 300,000 shares of common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the

                          DIGITAL INSIGHT CORPORATION

Company's common stock on every May 1 and November 1 of each year. The price of the common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the offering date of each two-year offering period or the specified purchase date. No shares were purchased under the Purchase Plan for the year ended December 31, 1999 and 81,985 shares were purchased for approximately $1.1 million during the year ended December 31, 2000. At December 31, 2000, there were 218,015 shares of common stock available for future purchase.

Deferred stock-based compensation

   Through December 31, 1999, the Company recorded deferred stock-based compensation expense of $5,495,000, related to the issuance of stock options at prices subsequently determined to be below fair market value. These charges are being amortized over a period of four years from the date of grant. For the year ended December 31, 2000, the Company recorded deferred compensation of approximately $6.6 million and $2.2 million for the unvested stock options assumed in connection with the acquisitions of 1View and ATA, respectively. These amounts are being amortized over the estimated service period of the employees. Amortization of $5,215,000, $1,221,000 and $844,000 has been recognized as stock-based compensation expense in the years ended December 31, 2000, 1999 and 1998, respectively.

Fair value disclosures

   The Company applies the provisions of APB 25 and related interpretations in accounting for employee stock-based compensation arrangements. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards under the method prescribed by SFAS No. 123, for the year ended December 31, 1998, the Company's net loss would not have been materially different. For the years ended December 31, 2000 and 1999, had compensation cost been determined pursuant to SFAS No. 123, the Company's net loss would have been as follows:

                                                               Year Ended
                                                              December 31,
                                                            ------------------
                                                             (In thousands,
                                                            except per share
                                                                  data)
                                                              2000      1999
                                                            --------  --------
   Net loss:
     As reported........................................... $(60,004) $(18,154)
     Pro forma............................................. $(94,155) $(20,893)
   Net loss per share--basic and diluted:
     As reported........................................... $  (2.35) $  (1.26)
     Pro forma............................................. $  (3.69) $  (1.44)

   The Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                                       Year
                                                                       Ended
                                                                     December
                                                                        31,
                                                                     ----------
                                                                     2000  1999
                                                                     ----  ----
   Expected life (years)............................................   4     4
   Risk free interest rate.......................................... 5.9%  5.5%
   Expected volatility.............................................. 110%   80%
   Dividend yield...................................................  --    --

                          DIGITAL INSIGHT CORPORATION

16. EMPLOYEE BENEFITS

   Effective September 1, 1998, the Company adopted a Defined Contribution Profit Sharing Plan. This plan includes a 401(k) salary deferral plan. Employees are eligible to participate in the plan upon meeting minimum eligibility requirements. Contributions to the 401(k) are in the form of employee-salary deferrals. The plan allows the Company to make matching contributions, in amounts determined by the Company, to an employee's deferrals and provides for additional discretionary contributions by the Company. Through December 31, 2000, the Company had not made any matching or additional discretionary contributions under the plan.

17. RELATED PARTY TRANSACTIONS

   The Company paid $169,000 for the year ended December 31, 1998 to a business partner, who is also a stockholder, primarily for employee medical benefits coverage under the affiliates plan and other reimbursable costs. No such payments were made in subsequent periods.

   In 1999, the Company entered into a Software License Agreement (the "Agreement") with a software company. At the time of the agreement the then CEO and Director of the software company was also a director of the Company. The Agreement is for the license of customized software for approximately $1.4 million, plus additional implementation, and usage fees based on user volume.

   A Senior Vice President of the Company provided consulting services to the Company from October 1998 to September 2000, prior to becoming an employee of the Company. The Company paid aggregate fees and expense reimbursements of $357,876. In addition, he received options to purchase 5,000 shares of the Company's common stock for these services.

18. NET LOSS PER SHARE

   The following table sets forth the computation of basic and diluted net loss per share for the years indicated (in thousands, except per share data):

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
   Net loss before cumulative effect of
    accounting change............................  $(57,489) $(18,154) $(8,021)
   Cumulative effect of change in accounting
    method.......................................    (2,515)      --       --
                                                   --------  --------  -------
   Net loss attributable to common stockholders..  $(60,004) $(18,154) $(8,021)
                                                   ========  ========  =======
   Weighted average shares.......................    25,724    14,710   10,295
   Weighted average unvested common shares
    subject to repurchase........................      (190)     (321)    (240)
                                                   --------  --------  -------
   Denominator for basic and diluted
    calculation..................................    25,534    14,389   10,055
                                                   ========  ========  =======
   Net loss per share:
   Basic and diluted before cumulate effect of
    change in accounting method..................  $  (2.25) $  (1.26) $ (0.80)
   Per share cumulative effect of change in
    accounting method............................     (0.10)      --       --
                                                   --------  --------  -------
   Basic and diluted.............................  $  (2.35) $  (1.26) $ (0.80)
                                                   ========  ========  =======

                          DIGITAL INSIGHT CORPORATION

   The following table sets forth common stock equivalents that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated (in thousands):

                                                                 Year Ended
                                                                December 31,
                                                              -----------------
                                                              2000  1999  1998
                                                              ----- ----- -----
   Weighted average effect of common stock equivalents:
     Redeemable convertible preferred stock..................   --  3,827 4,782
     Warrants................................................    48    65    27
     Unvested common shares subject to repurchase............   190   321   240
     Employee stock options.................................. 2,847 2,448 1,517
                                                              ----- ----- -----
                                                              3,085 6,661 6,566
                                                              ===== ===== =====

19. QUARTERLY FINANCIAL INFORMATION (Unaudited)

   The following table presents summarized quarterly financial data for the years ended December 31, 2000 and 1999.

                                                  Quarter Ended
                                      -----------------------------------------
                                       Mar. 31   June 30   Sept. 30    Dec. 31
                                      ---------  --------  ---------  ---------
2000
----                                   (In thousands, except per share data)
Revenues............................  $   8,732  $ 11,125  $  16,395  $  18,176
                                      ---------  --------  ---------  ---------
Gross profit, as reported...........      3,602     5,129      6,709      6,101
Amortization of deferred stock-based
 compensation.......................        (25)      (37)      (163)      (169)
                                      ---------  --------  ---------  ---------
Gross profit, revised...............      3,577     5,092      6,546      5,932
                                      ---------  --------  ---------  ---------
Net loss before cumulative effect of
 change in accounting method........  $ (20,907) $ (5,782) $ (14,253) $ (16,547)
Basic and diluted net loss before
 cumulative effect of change in
 accounting method per share........  $   (0.92) $  (0.25) $   (0.53) $   (0.58)
Net loss attributable to common
 stockholders.......................  $ (23,422) $ (5,782) $ (14,253) $ (16,547)
Basic and diluted net loss per
 share..............................  $   (1.03) $  (0.25) $   (0.53) $   (0.58)
Shares used to compute basic and
 diluted net loss per share.........     22,803    23,418     27,079     28,765

                                                  Quarter Ended
                                      -----------------------------------------
                                       Mar. 31   June 30   Sept. 30    Dec. 31
                                      ---------  --------  ---------  ---------
1999 Pro Forma
--------------                         (In thousands, except per share data)
Revenues............................  $   3,721  $  4,634  $   5,605  $   7,371
                                      ---------  --------  ---------  ---------
Gross profit, as reported...........      1,280     1,718      2,452      3,112
Amortization of deferred stock-based
 compensation.......................        (15)      (21)       (21)       (21)
                                      ---------  --------  ---------  ---------
Gross profit, revised...............      1,265     1,697      2,431      3,091
                                      ---------  --------  ---------  ---------
Net loss attributable to common
 stockholders.......................  $  (2,874) $ (4,177) $  (5,583) $  (7,157)
Basic and diluted net loss per
 share..............................  $   (0.28) $  (0.40) $   (0.40) $   (0.32)
Shares used to compute basic and
 diluted net loss per share.........     10,347    10,510     13,787     22,692

                          DIGITAL INSIGHT CORPORATION

                                                    Quarter Ended
                                           ----------------------------------

                                           Mar. 31  June 30  Sept. 30 Dec. 31
                                           -------  -------  -------- -------
1999 As Reported                           (In thousands, except per share
----------------                                        data)
Revenues.................................. $ 4,175  $ 6,058  $ 7,222  $ 8,790
                                           -------  -------  -------  -------
Gross profit, as reported.................   1,471    2,321    3,137    3,712
Amortization of deferred stock-based
 compensation.............................     (15)     (21)     (21)     (21)
                                           -------  -------  -------  -------
Gross profit, revised.....................   1,456    2,300    3,116    3,691
                                           -------  -------  -------  -------
Net loss attributable to common
 stockholders............................. $(2,723) $(3,703) $(5,043) $(6,685)
Basic and diluted net loss per share...... $ (0.26) $ (0.35) $ (0.37) $ (0.29)
Shares used to compute basic and diluted
 net loss per share.......................  10,347   10,510   13,787   22,692

   During the fourth quarter of 2000, the Company adopted SAB 101. Quarterly results for the year ended December 31, 2000 in the table above have been restated to reflect the change in accounting method. The cumulated effect of this change for the period prior to January 1, 2000 of $2.5 million is included in net loss attributable to common stockholders for the first quarter. Quarterly results for the year ended December 31, 1999, in the table above have been shown as reported and on a pro forma basis to reflect the change in accounting method. The effect of this change on quarterly net loss attributable to common stockholders and related net loss per share in 2000 is as follows (in thousands, except per share amount):

                                                           Effect of Change
                                                             for Year 2000
                                                       -------------------------
                                                          Net loss
                                                        attributable   Net loss
Quarter                                                to stockholders per share
-------                                                --------------- ---------
First Quarter.........................................     $  (511)     $(0.02)
Second Quarter........................................     $  (388)     $(0.02)
Third Quarter.........................................     $  (169)     $(0.01)
Fourth Quarter........................................     $  (491)     $(0.02)
                                                           -------      ------
Full Year.............................................     $(1,559)     $(0.06)
                                                           =======      ======

20. SUBSEQUENT EVENTS

   In February 2001, the Company announced a restructuring and cost-reduction program. As part of these initiatives, the Company restructured certain operations and decreased staff by 55 employees primarily related to resource rationalization considering the three acquisitions completed in 2000. The Company expects an estimated restructuring charge of approximately $2.5 million in the first quarter of 2001.

                          DIGITAL INSIGHT CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                  Balance at Charged to (Write-offs) Balance at
                                  Beginning  Costs and    Net of       End of
                                   of Year    Expenses  Recoveries      Year
                                  ---------- ---------- -----------  ----------
Allowance for doubtful accounts
  December 31, 2000.............   $    86    $   144      $ (9)      $   221
  December 31, 1999.............   $    19    $    67      $ --       $    86
  December 31, 1998.............   $    40    $     1      $(22)      $    19

Valuation allowance for deferred
 tax assets
  December 31, 2000.............   $10,153    $17,076       --        $27,229
  December 31, 1999.............   $ 4,601    $ 5,552       --        $10,153
  December 31, 1998.............   $ 1,107    $ 3,494       --        $ 4,601