Form 10-Q
period 2001-03-31
DIGITAL INSIGHT CORP
filed 2001-05-15
CIK 1037275

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

                 For the quarterly period ended March 31, 2001

                        Commission file number 0-27459

                          Digital Insight Corporation
            (Exact name of registrant as specified in its charter)

                  Delaware                                       77-0493142
          (State of incorporation)                            (I.R.S. Employer
                                                           Identification Number)

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

                        Common Stock, $0.001 par value
                29,221,662 shares outstanding as of May 4, 2001

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          DIGITAL INSIGHT CORPORATION
                                   FORM 10-Q

                                     INDEX

                                                                           Page
                                                                           ----
                          PART I--FINANCIAL INFORMATION

 ITEM 1 Consolidated Financial Statements (Unaudited)
        Consolidated Balance Sheets as of March 31, 2001 and December
        31, 2000........................................................     1
        Consolidated Statements of Operations for the three months ended
         March 31, 2001 and 2000........................................     2
        Consolidated Statements of Cash Flows for the three months ended
         March 31, 2001 and 2000........................................     3
        Notes to Consolidated Financial Statements......................     4

 ITEM 2 Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................     7

 ITEM 3 Quantitative and Qualitative Disclosures About Market Risk......    11

                           PART II--OTHER INFORMATION

 ITEM 1 Legal Proceedings (not applicable)

 ITEM 2 Changes in Securities and Use of Proceeds (not applicable)

 ITEM 3 Defaults upon Senior Securities (not applicable)

 ITEM 4 Submission of Matters to a Vote of Security Holders (not applicable)

 ITEM 5 Other Information (not applicable)

 ITEM 6 Exhibits and Reports on Form 8-K................................    11

 SIGNATURES..............................................................   12

                         PART I--FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                          DIGITAL INSIGHT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
              (Unaudited, in thousands, except share information)

                                                         March 31,  December 31,
                                                           2001         2000
                                                         ---------  ------------
Assets
------
Current assets:
  Cash and cash equivalents............................  $  46,367    $ 71,523
  Short-term investments...............................     25,574      10,187
  Accounts receivable, net of allowance for doubtful
   accounts of $227 and $221 at March 31, 2001 and
   December 31, 2000, respectively.....................     14,979      14,403
  Accumulated implementation costs.....................      4,746       4,551
  Other current assets.................................      3,809       3,907
                                                         ---------    --------
    Total current assets...............................     95,475     104,571
Property and equipment, net of accumulated depreciation
 of $15,176 and $12,835 at March 31, 2001 and December
 31, 2000, respectively................................     37,373      34,702
Goodwill and intangible assets, net of amortization of
 $25,007 and $16,125 at March 31, 2001 and December 31,
 2000, respectively....................................    126,187     135,067
Accumulated implementation costs.......................      5,507       5,173
Long-term investments..................................      2,060         --
Other assets...........................................        930       2,713
                                                         ---------    --------
    Total assets.......................................  $ 267,532    $282,226
                                                         =========    ========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable.....................................  $   2,765    $  5,308
  Accrued compensation and related benefits............      3,791       3,237
  Customer deposits and deferred revenue...............     11,239      12,442
  Other accrued liabilities............................      8,257       6,477
  Line of credit.......................................      5,000       1,000
  Capital lease obligations............................      2,018       2,265
  Current portion of long-term debt....................        444         278
                                                         ---------    --------
    Total current liabilities..........................     33,514      31,007
Capital lease obligations..............................      1,152       1,706
Long-term debt.........................................      2,056       2,222
Customer deposits and deferred revenue.................      7,555       7,456
                                                         ---------    --------
    Total liabilities..................................     44,277      42,391
                                                         ---------    --------

Stockholders' equity:
  Common stock, $.001 par value; 100,000,000 shares
   authorized; 29,084,260 and 28,902,998 shares issued
   and outstanding at March 31, 2001 and December 31,
   2000, respectively..................................         29          29
  Additional paid-in capital...........................    334,472     333,845
  Stockholders' notes receivable.......................       (117)       (115)
  Deferred stock-based compensation....................     (3,984)     (6,805)
  Accumulated deficit..................................   (107,145)    (87,119)
                                                         ---------    --------
    Total stockholders' equity.........................    223,255     239,835
                                                         ---------    --------
    Total liabilities and stockholders' equity.........  $ 267,532    $282,226
                                                         =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                               Three months
                                                              ended March 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
Revenues...................................................  $ 20,416  $  8,732
Cost of revenues (including amortization of deferred stock-
 based compensation of $201 and $25 for the three months
 ended March 31, 2001 and 2000, respectively)                  13,630     5,155
                                                             --------  --------
Gross profit...............................................     6,786     3,577
                                                             --------  --------
Operating expenses:
  Sales, general and administrative (including amortization
   of deferred stock-based compensation of $333 and $75 for
   the three months ended March 31, 2001 and 2000,
   respectively)...........................................     7,995     8,874
  Research and development (including amortization of
   deferred stock-based compensation of $1,709 and $229 for
   the three months ended March 31, 2001 and 2000,
   respectively)...........................................     7,497     3,947
  Amortization of goodwill and intangible assets...........     8,882       --
  Restructuring charge (including amortization of deferred
   stock-based compensation of $940).......................     3,276
  Merger related expenses..................................       --     12,658
                                                             --------  --------
    Total operating expenses...............................    27,650    25,479
                                                             --------  --------
Loss from operations.......................................   (20,864)  (21,902)
Interest and other income, net.............................       838       995
                                                             --------  --------
Net loss before cumulative effect of change in accounting
 method....................................................   (20,026)  (20,907)
Cumulative effect of change in accounting method...........       --     (2,515)
                                                             --------  --------
Net loss...................................................  $(20,026) $(23,422)
                                                             ========  ========
Basic and diluted net loss per share before cumulative
 effect of change in accounting method.....................  $  (0.69) $  (0.92)
Per share cumulative effect of change in accounting
 method....................................................       --      (0.11)
                                                             --------  --------
Basic and diluted net loss per share.......................  $  (0.69) $  (1.03)
                                                             ========  ========
Weighted average shares used in computing basic and diluted
 net loss per share........................................    28,924    22,803
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                           Three months ended
                                                                March 31,
                                                           --------------------
                                                             2001       2000
                                                           ---------  ---------
Cash flows from operating activities:
 Net loss................................................  $ (20,026) $ (23,422)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Cumulative effect of change in accounting method.......        --       2,515
  Depreciation and amortization..........................      2,341        927
  Amortization of goodwill and intangible assets.........      8,882        --
  Amortization of deferred stock-based compensation......      3,183        329
  Interest income on stockholders' notes receivable......         (2)        (3)
  Changes in operating assets and liabilities:
   Accounts receivable...................................       (576)    (1,234)
   Accumulated implementation costs......................       (529)      (929)
   Other current assets..................................         98      1,469
   Other assets..........................................        133       (228)
   Accounts payable......................................     (2,543)       (39)
   Accrued compensation and related benefits.............        554     (1,547)
   Customer deposits and deferred revenue................     (1,104)     3,065
   Other accruals........................................      1,780        860
                                                           ---------  ---------
    Net cash used in operating activities................     (7,809)   (18,237)
                                                           ---------  ---------
Cash flows from investing activities:
 Purchase of investments held to maturity................    (13,303)    (4,428)
 Purchase of investments available for sale..............     (4,144)       --
 Acquisition of property and equipment...................     (3,364)    (3,274)
                                                           ---------  ---------
    Net cash used in investing activities................    (20,811)    (7,702)
                                                           ---------  ---------
Cash flows from financing activities:
 Principal payments on capital lease obligations and line
  of credit..............................................     (1,801)       (90)
 Proceeds from line of credit............................      5,000        --
 Net proceeds from issuance of common stock..............        265         37
                                                           ---------  ---------
    Net cash provided by (used in) financing activities..      3,464        (53)
                                                           ---------  ---------
Net decrease in cash and cash equivalents................    (25,156)   (25,992)
Cash and cash equivalents at beginning of the period.....     71,523     51,274
                                                           ---------  ---------
Cash and cash equivalents at end of the period...........  $  46,367  $  25,282
                                                           =========  =========
Supplementary disclosures of cash flow information:
 Cash paid during the period for interest................  $     114  $      13
Supplemental non-cash investing and financing activities:
 Acquisition of property and equipment under capital
  lease obligations......................................        --        (682)
 Capital lease obligation incurred.......................        --         682

  The accompanying notes are an integral part of these consolidated financial statements

                          DIGITAL INSIGHT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The Company and Summary of its Significant Accounting Policies

The Company

  Digital Insight Corporation (the "Company") provides Internet banking services to credit unions, banks and savings and loans. The Company offers financial institutions cost-effective outsourced applications, branded in their name, which include Internet banking for their retail and commercial customers, a target marketing program to enable them to effectively sell additional financial services to end users, an authorized loan decisioning and contact center, a customized e-commerce portal web site design and implementation services. Substantially all of the Company's revenues are derived from these services.

  On February 10, 2000, the Company merged with nFront, Inc. ("nFront"). The merger was accounted for as a pooling of interests and was effected by a stock for stock exchange. The financial results for the Company and nFront have been combined for the historical periods presented in accordance with the pooling of interests method. In addition, the Company acquired 1View Network ("1View") on June 21, 2000 and AnyTime Access Inc. ("ATA") on July 31, 2000. Both acquisitions were accounted for using the purchase method of accounting.

  The accompanying consolidated financial statements for the three months ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the "SEC"). Independent accountants have not audited these consolidated financial statements. The consolidated financial statements, however, include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

  Management believes that the disclosures included in the accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Revenue recognition

  During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," issued by the SEC in December 1999. The Company's historical method of revenue recognition for implementation services was upon completion of the implementation process, which is typically 90 to 120 days after contract initiation. The Company also deferred the implementation costs and recognized them upon completion of the implementation. Under SAB 101, the Company will now defer recognition of certain implementation fees and related direct incremental costs and recognize them over the life of the service agreement, generally three to five years. The change in accounting principle caused by SAB 101 resulted in a negative cumulative effect adjustment of approximately $2.5 million at January 1, 2000. The consolidated financial statements previously reported as of March 31, 2000 and for the three months then ended have been adjusted to reflect this change in accounting method.

Long-lived assets

  The Company identifies and records impairment losses on long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets to their carrying

                          DIGITAL INSIGHT CORPORATION
value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. To date, there have been no such impairments.

New accounting standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on their balance sheets as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company adopted SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity. Application of SFAS No.133 did not have an impact on the Company's financial reporting.

Reclassifications

  Certain reclassifications have been made to the consolidated financial statements as of March 31, 2000 and for the three months then ended in order to conform to the 2001 presentation.

2. Investments

                                                        March 31, December 31,
                                                          2001        2000
                                                        --------- ------------
                                                            (in thousands)
   Held-to-maturity securities:
     Certificates of deposit........................... $ 10,333    $10,187
     Commercial paper..................................    6,940        --
     Corporate notes...................................    6,217        --
                                                        --------    -------
                                                        $ 23,490    $10,187
   Available for sale:
     Corporate notes...................................    4,144        --
                                                        --------    -------
       Total investments............................... $ 27,634    $10,187
                                                        ========    =======

3. Revolving line of credit

  In May 2000, the Company obtained a $10 million secured revolving credit commitment (the "Revolver") from a bank, which matures in May 2001. Interest on the outstanding borrowings is payable monthly. The interest rate on the Revolver is equal to the bank's prime rate. At March 31, 2001 and December 31, 2000, the bank's prime rate was 7.0% and 9.5%, respectively. The Revolver is collateralized by all of the Company's assets. As of March 31, 2001 and December 31, 2000, the Company had outstanding advances on the Revolver of $5 million and $1 million, respectively. The Company is currently negotiating with the bank for the renewal of this line of credit.

4. Restructuring charge

  In February 2001, the Company announced a plan to strategically restructure its business and reduce operating expenses. The process included a review of potentially redundant functions and facilities. The majority of these redundancies was the result of the three acquisitions completed by the Company in 2000. As a result of this process, the Company notified 58 employees that their positions would be eliminated though out the first six months of 2001. The Company also anticipates the closure of its facility in San Francisco, California sometime in the second quarter of 2001.

                          DIGITAL INSIGHT CORPORATION

  The eliminated positions were comprised of nine positions in operational functions, 34 positions in sales, general and administrative and 15 positions in research and development. The eliminated positions were dispersed over the Company's various facilities, with 19 positions located at the Company's facility in Georgia, 16 positions at the facility in Sacramento, California, four positions at the facility in San Francisco, California and 19 positions at the corporate headquarters in Calabasas, California. The Company recorded a restructuring charge of approximately $1,629,000 for severance payments and related benefits for these employees, approximately $940,000 in deferred stock-based compensation expense for the acceleration of stock options and approximately $707,000 for exit costs to be incurred as a result of the closure of the San Francisco facility.

  During the three months ended March 31, 2001, the Company paid approximately $995,000 in severance and related benefits related to the restructuring activities. The following table sets forth the 2001 restructuring reserve activity:

                                                            Deferred
                                           Employee Exit  stock-based
                                           Related  costs compensation Total
                                           -------- ----- ------------ ------
     Restructuring reserve (in thousands)
       Restructuring reserve..............  $1,629  $707     $ 940     $3,276
       Cash payments......................    (995)  --        --        (995)
       Non cash disposals.................     --    --       (940)      (940)
                                            ------  ----     -----     ------
         Balance March 31, 2001...........  $  634  $707     $ --      $1,341
                                            ======  ====     =====     ======

5. Reportable segments and major customers

  The Company manages its business though two reportable segments: the Internet banking division and the lending division. The operations of these reportable segments was as follows for the three months ended March 31, 2001:

                                    Internet
                                     banking     Lending   Unallocated
                                   division(1) division(2) expenses(3)  Total
                                   ----------- ----------- ----------- --------
                                                  (In thousands)
     Revenues.....................   $16,998     $ 3,418    $    --    $ 20,416
     Gross profit.................   $ 6,425     $   361    $    --    $  6,786
     Loss from operations.........   $(7,450)    $(1,256)   $(12,158)  $(20,864)

--------
(1)  Including amortization of deferred stock-based compensation of $1,971.

(2)  Including amortization of deferred stock-based compensation of $272.

(3) Represents amortization of goodwill and intangible assets and restructuring charge.

  For the three-month period ended March 31, 2001 no customer comprised more than 10% of revenues.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in the MD&A and under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000.

  As of March 31, 2001, we had contracts with 1,310 financial institutions, 1,066 of which had contracted for Internet banking services, 433 of which had contracted for cash management services and 177 of which had contracted for on-line lending services. There were approximately 1.8 million active Internet banking end users at the end of the quarter, up 90% from a year earlier and 17% from the prior quarter. We had a total of 788 Internet banking clients with live sites at March 31, 2001, which represented approximately 23.2 million potential end users and an overall penetration rate of 7.8%. The total number of potential end users of the 1,066 contracted Internet banking institutions was approximately 27 million.

  We manage our business though two reportable segments: the Internet banking division and the lending division. The operations of these reportable segments was as follows for the three months ended March 31, 2001:

                                    Internet
                                     banking     Lending   Unallocated
                                   division(1) division(2) expenses(3)  Total
                                   ----------- ----------- ----------- --------
                                                  (In thousands)
   Revenues.......................   $16,998     $ 3,418    $    --    $ 20,416
   Gross profit...................   $ 6,425     $   361    $    --    $  6,786
   Loss from operations...........   $(7,450)    $(1,256)   $(12,158)  $(20,864)

--------
(1)  Including amortization of deferred stock-based compensation of $1,971.

(2)  Including amortization of deferred stock-based compensation of $272.

(3) Represents amortization of goodwill and intangible assets and restructuring charge.

  For the three-month period ended March 31, 2001 no customer comprised more than 10% of revenues.

Results of Operations

  The discussion of the results of operations compares the three months ended March 31, 2001 with the three months ended March 31, 2000. In February 2000, we merged with nFront in a pooling of interests transaction. Accordingly, our financial results financial results have been combined with the financial results of nFront for the historical periods presented.

Comparison of Three Months Ended March 31, 2001 and March 31, 2000

  Results of Operations: Net loss for the three months ended March 31, 2001 was approximately $20 million, compared to approximately $23.4 million for the corresponding period in 2000.

  Revenues: Revenues for the three months ended March 31, 2001 were approximately $20.4 million, an increase of 133.8% from the approximately $8.7 million reported for the same period of the prior year. Revenues for the three months ended March 31, 2001 were comprised of approximately $17 million from the Internet banking division and approximately $3.4 million from the lending division acquired in July 2000. The increase in Internet banking revenues of approximately $8.3 million was a result of end user growth. The number of

Internet banking end users increased 90% from approximately 950,000 at March 31, 2000 to approximately 1.8 million at March 31, 2001 and 17% from the prior quarter. We anticipate over two million end users by June 30, 2001. The recent consolidation of the banking and financial services industry could result in a smaller market for our products and services. Terminations of existing customers through industry consolidation or other occurrences may result in one-time fees and in some cases fees related to transition services, which could affect our revenue mix and have a negative impact on our future revenues.

  Cost of Revenues: Cost of revenues are comprised primarily of salaries and related personnel expenses, network costs, expenses related to the operation of our data centers and fees paid to third parties, including bill payment vendors, data processing vendors and communication services providers.

  Cost of revenues increased from approximately $5.2 million for the three months ended March 31, 2000 to approximately $13.6 million for the three months ended March 31, 2001, representing an increase of 164.5%. Cost of revenues for the three months ended March 31, 2001 was comprised of approximately $10.5 million relating to the Internet banking division and approximately $3.1 million relating to the lending division. The increase in the cost of revenues relating to the Internet banking division of approximately $5.3 million was primarily due to the costs of implementing and servicing additional financial institutions combined with continued investment in our data center infrastructure.

  Gross Profit: Gross profit increased from approximately $3.6 million for the three months ended March 31, 2000 to approximately $6.8 million for the three months ended March 31, 2001. Gross margin for the Internet banking division as a percentage of revenues decreased from 41% for first quarter of 2000 to 37.8% for the first quarter of 2001. Gross profit for the lending division as a percent of revenues was 10.5% for the first quarter of 2001. In the future, we expect gross profit to be positively affected by increased revenues as the user base grows combined with cost reductions resulting from the elimination of duplicate data centers and our restructuring plan partially offset by increased costs in customer services as usage increases and to a lesser extent increased utility costs.

  Sales, General and Administrative: Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources, administrative personnel and other general corporate expenses. In addition, these expenses include marketing expenses, such as trade shows and promotional costs.

  Sales, general and administrative expenses decreased 9.9%, from approximately $8.9 million for the three months ended March 31, 2000 to approximately $8 million for the three months ended March 31, 2001. As a percentage of revenues, sales general and administrative expenses decreased from 101.6% for the three months ended March 31, 2000 to 39.2% for the three months ended March 31, 2001.

  Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of both our products and our data processing vendor interface software.

  Research and development expenses increased from approximately $3.9 million for the three months ended March 31, 2000 to approximately $7.5 million for the three months ended March 31, 2001. This increase was primarily due to higher personnel expenses related to additional full-time software engineering staff required for the functional enhancement of existing products and to a lesser extent due to costs incurred for the development of new products. Research and development expenses as a percentage of revenues decreased from 45.2% for the three months ended March 31, 2000 to 36.7% for the three months ended March 31, 2001. We expect these expenses to decline in the second quarter as a result of the restructuring and reduction in usage of outside consultants.

  Amortization of Goodwill and Intangible Assets: The acquisitions of 1View and ATA generated goodwill and intangible assets of approximately $151.2 million, which will be amortized on a straight-line basis over the estimated lives of three to five years.

  Restructuring Charge: In February 2001, we announced a plan to strategically restructure our business and reduce operating expenses. The process included a review of potentially redundant functions and facilities. The majority of these redundancies was the result of the three acquisitions completed in 2000. As a result of this process, we notified 58 employees that their positions would be eliminated during the first six months of 2001. We also anticipate the closure of our facility in San Francisco, California sometime in the second quarter of 2001

  The eliminated positions were comprised of nine positions in operational functions, 34 positions in sales, general and administrative and 15 positions in research and development. The eliminated positions were dispersed over our various facilities, with 19 positions located at our facility in Georgia, 16 positions at the facility in Sacramento, California, four positions at the facility in San Francisco, California and 19 positions at the corporate headquarters in Calabasas, California. We recorded a restructuring charge of approximately $1,629,000 for severance payments and related benefits for these employees, approximately $940,000 in deferred stock-based compensation expense for the acceleration of stock options and approximately $707,000 for exit costs to be incurred as a result of the closure of the San Francisco facility.

  Interest and Other Income, net: Interest and other income, net decreased from approximately $995,000 for the three months ended March 31, 2000 to approximately $838,000 for the three months ended March 31, 2001. This decrease was primarily due to lower average cash balances in the three months ended March 31, 2001, as a result of our utilization of proceeds from the public offerings completed in August 2000 and October 1999.

Liquidity and Capital Resources

  At March 31, 2001, we had cash, cash equivalents and short-term investments of $72 million and $2 million in long-term investments. In addition, we have access to our $10 million Revolver, which matures in May 2001, and our $10 million equipment line of credit. As of March 31, 2001, we had $5 million and $2.5 million of outstanding advances on the Revolver and the equipment line of credit, respectively. We are currently negotiating with the bank for the renewal of the Revolver.

  Net cash used in operating activities was approximately $7.8 million for the three months ended March 31, 2001 and approximately $18.2 million for the three months ended March 31, 2000. The decrease in cash used in operating activities was primarily due to the decrease in non-recurring costs related to the nFront merger.

  Net cash used in investing activities was approximately $20.8 million for the three months ended March 31, 2001 and approximately $7.7 million for the three months ended March 31, 2000. The increase in cash used in investing activities was primarily due to the increase in purchase of investments.

  Net cash provided by financing activities was approximately $3.4 million for the three months ended March 31, 2001 compared to net cash used in financing activities of approximately $53,000 for the three months ended March 31, 2000. The increase in cash provided by investing activities was primarily due to proceeds from the Revolver.

  We have no material commitments other than the Revolver, equipment line of credit and obligations under operating and capital leases. Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing efforts. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related data center equipment, and personnel.

  We believe that our cash, cash equivalents and short-term investment balances will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment grade securities.

Pro Forma Net Loss Per Share

  The pro forma net loss calculation derived by excluding non-cash amortization of deferred stock-based compensation, amortization of goodwill and intangible assets, merger related expenses and restructuring charge is not a disclosure required by GAAP but is included for informational purposes only.

                                                              Three months
                                                                 ended
                                                               March 31,
                                                            -----------------
                                                             2001      2000
                                                            -------  --------
                                                             (In thousands,
                                                             except for per
                                                              share data)
   Pro forma excluding amortization of deferred stock-
    based compensation, amortization of goodwill and
    intangible assets, merger related expenses and
    restructuring charge:
     Pro forma net loss before cumulative effect of change
      in accounting method................................  $(5,625) $ (7,920)
     Cumulative effect of change in accounting method.....      --     (2,515)
                                                            -------  --------
     Pro forma net loss...................................  $(5,625) $(10,435)
                                                            =======  ========
     Pro forma net loss per share before cumulative effect
      of change in accounting method......................  $ (0.19) $  (0.35)
     Per share cumulative effect of change in accounting
      method..............................................      --      (0.11)
                                                            -------  --------
     Pro forma net loss per share.........................  $ (0.19) $  (0.46)
                                                            =======  ========
     Weighted average shares used in computing pro forma
      net loss per share..................................   28,924    22,803
                                                            =======  ========

New Accounting Standards

  In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for the hedge accounting. We adopted SFAS No. 133 in the first quarter of 2001. To date, we have not engaged in any hedging activity. Application of SFAS No.133 did not have an impact on our financial reporting.

Recent Events

  In February 2001, we renewed our agreement with Metavante Corporation to provide bill payment services for an additional four years with additional one-year renewal terms. The agreement provides for payment of fees based on the number of customers, end users and bill payment transactions.

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

  We are also exposed to the impact of interest rate changes as they affect the Revolver and the multiple disbursement note. The interest rate charged on the these credit facilities varies with the bank's prime rate and, consequently, our interest expense will fluctuate with changes in the general level of U.S. interest rates. As of March 31, 2001, we had outstanding advances under the Revolver and multiple disbursement note of $5 million and $2.5 million, respectively.

                          PART II--OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

     3.1  Amendment No. 1 to the Restated Bylaws. Filed herewith.

     10.1 Agreement between Metavante and the Registrant dated February 28,
          2001. (Confidential treatment has been requested for portions of this agreement). Filed herewith.

     10.2 Amendments Nos. 1, 2 and 3 to the 1999 Stock Plan. Filed herewith.

     10.3 Amendment No. 1 to the 2001 Nonemployee Directors Option Plan. Filed herewith.

  (b) Reports on Form 8-K

  None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DIGITAL INSIGHT CORPORATION

Date: May 11, 2001                        By:  /s/ Kevin McDonnell
                                             ----------------------------------
                                             Kevin McDonnell
                                             Senior Vice President, Finance and
                                             Administration and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)