Form 10-Q
period 2001-06-30
DIGITAL INSIGHT CORP
filed 2001-08-10
CIK 1037275

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ____________________


                                   FORM 10-Q

                              ____________________


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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

                              ____________________

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


                         Common Stock, $0.001 par value
               29,406,861 shares outstanding as of August 1, 2001

================================================================================

                          DIGITAL INSIGHT CORPORATION
                                   FORM 10-Q

                                     INDEX

                                                                                                                Page
                                                                                                                ----
                                          PART I - FINANCIAL INFORMATION

ITEM 1      Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000...........................    1

               Consolidated Statements of Operations for the three and six months ended June 30, 2001
                  and 2000.....................................................................................    2

               Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000...........    3

               Notes to Consolidated Financial Statements......................................................    4

ITEM 2      Management's Discussion and Analysis of Financial Condition and Results of Operations..............    7

ITEM 3      Quantitative and Qualitative Disclosures About Market Risk.........................................   12

                                          PART II - OTHER INFORMATION

ITEM 1      Legal Proceedings (not applicable)

ITEM 2      Changes in Securities and Use of Proceeds (not applicable)

ITEM 3      Defaults upon Senior Securities (not applicable)

ITEM 4      Submission of Matters to a Vote of Security Holders................................................   13

ITEM 5      Other Information (not applicable)

ITEM 6      Exhibits and Reports on Form 8-K...................................................................   14

SIGNATURES  ...................................................................................................   15

                        PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)


                          DIGITAL INSIGHT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
              (Unaudited, in thousands, except share information)

                                                                                                   June 30,      December 31,
                                                                                                     2001            2000
                                                                                                 -----------    ------------
Assets
------
Current assets:
 Cash and cash equivalents...................................................................     $   26,710    $     71,523
 Short-term investments......................................................................         30,718          10,187
 Accounts receivable, net of allowances for doubtful accounts of $193 and $221 at June 30,
  2001 and December 31, 2000, respectively...................................................         15,847          14,403
 Accumulated implementation costs............................................................          5,113           4,551
 Other current assets........................................................................          3,209           3,907
                                                                                                  ----------      ----------
    Total current assets.....................................................................         81,597         104,571
Property and equipment, net of accumulated depreciation of $18,031 and $12,835 at June 30,
 2001 and December 31, 2000, respectively....................................................         39,929          34,702
Goodwill and intangible assets, net of amortization of $33,650 and $16,125 at June 30, 2001
 and December 31, 2000, respectively.........................................................        116,581         135,067
Accumulated implementation costs.............................................................          6,060           5,173
Long-term investments........................................................................          5,737               -
Other assets.................................................................................            889           2,713
                                                                                                  ----------      ----------
    Total assets.............................................................................     $  250,793      $  282,226
                                                                                                  ==========      ==========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Accounts payable............................................................................     $    2,449      $    5,308
 Accrued compensation and related benefits...................................................          4,066           3,237
 Customer deposits and deferred revenue......................................................          8,441          12,442
 Other accrued liabilities...................................................................          6,729           6,477
 Line of credit..............................................................................              -           1,000
 Capital lease obligations...................................................................          1,829           2,265
 Current portion of long-term debt...........................................................          1,378             278
                                                                                                  ----------      ----------
    Total current liabilities................................................................         24,892          31,007
Capital lease obligations....................................................................            820           1,706
Long-term debt...............................................................................          3,922           2,222
Customer deposits and deferred revenue.......................................................          8,209           7,456
                                                                                                  ----------      ----------
    Total liabilities........................................................................         37,843          42,391
                                                                                                  ----------      ----------
Stockholders' equity:
 Common stock, $.001 par value; 100,000,000 shares authorized; 29,387,174 and 28,902,998
  shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively.........             29              29
 Additional paid-in capital..................................................................        335,871         333,845
 Stockholder note receivable.................................................................           (119)           (115)
 Deferred stock-based compensation...........................................................         (2,403)         (6,805)
 Accumulated deficit.........................................................................       (120,428)        (87,119)
                                                                                                  ----------      ----------
   Total stockholders' equity................................................................        212,950         239,835
                                                                                                  ----------      ----------
   Total liabilities and stockholders' equity................................................     $  250,793      $  282,226
                                                                                                  ==========      ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share data)

                                                                       Three months ended       Six months ended
                                                                            June 30,                June 30,
                                                                       -------------------    --------------------
                                                                         2001       2000        2001        2000
                                                                       --------    -------    --------    --------
Revenues............................................................   $ 22,686    $11,125    $ 43,102    $ 19,857
                                                                       --------    -------    --------    --------
Cost of revenues (including amortization of deferred stock-based compensation of $189 and $37 for the three months ended June 30,
 2001 and 2000, respectively, and $390 and $62 for the six months
 ended June 30, 2001 and 2000, respectively)........................     13,225      6,033      26,855      11,188
                                                                       --------    -------    --------    --------
   Gross profit.....................................................      9,461      5,092      16,247       8,669
                                                                       --------    -------    --------    --------
Operating expenses:

 Sales, general and administrative (including amortization of deferred stock-based compensation of $290 and $113 for the three months ended June 30, 2001 and 2000, respectively, and $623 and
  $188 for the six months ended June 30, 2001 and 2000,
  respectively).....................................................      8,214      7,251      16,209      16,125
 Research and development (including amortization of deferred stock-based compensation of $1,102 and $341 for the three months ended June 30, 2001 and 2000, respectively, and $2,811 and $570
  for the six months ended June 30, 2001 and 2000, respectively)....      6,433      3,975      13,930       7,922
 Amortization of goodwill and intangible assets.....................      8,643        300      17,525         300

 Restructuring charge (including amortization of deferred
  stock-based compensation of $940 for the six months ended June
  30, 2001).........................................................          -          -       3,276           -
 Merger-related expenses............................................          -          -           -      12,658
                                                                       --------    -------    --------    --------
   Total operating expenses.........................................     23,290     11,526      50,940      37,005
                                                                       --------    -------    --------    --------
Loss from operations................................................    (13,829)    (6,434)    (34,693)    (28,336)
Interest and other income, net......................................        546        652       1,384       1,647
                                                                       --------    -------    --------    --------
Net loss before cumulative effect of change in accounting method....    (13,283)    (5,782)    (33,309)    (26,689)
Cumulative effect of change in accounting method....................          -          -           -      (2,515)
                                                                       --------    -------    --------    --------
Net loss............................................................   $(13,283)   $(5,782)   $(33,309)   $(29,204)
                                                                       ========    =======    ========    ========
Basic and diluted net loss per share before cumulative effect of
 change in accounting method........................................     $(0.45)    $(0.25)     $(1.14)   $  (1.15)

Per share cumulative effect of change in accounting method..........          -          -           -       (0.11)
                                                                       --------    -------    --------    --------
Basic and diluted net loss per share................................     $(0.45)    $(0.25)     $(1.14)   $  (1.26)
                                                                       ========    =======    ========    ========
Weighted average shares used in computing basic and diluted net
 loss per share.....................................................     29,276     23,418      29,101      23,129
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

                          DIGITAL INSIGHT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                                               Six months ended
                                                                                                   June 30,
                                                                                             ---------------------
                                                                                                2001        2000
                                                                                             ---------   ---------
Cash flows from operating activities:
 Net loss...............................................................................     $ (33,309)  $ (29,204)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Cumulative effect of change in accounting method......................................             -       2,515
  Depreciation and amortization.........................................................         5,196       2,087
  Amortization of goodwill and intangible assets........................................        17,525         300
  Amortization of deferred stock-based compensation.....................................         4,764         820
  Interest income on stockholder note receivable........................................            (4)         (7)
  Changes in operating assets and liabilities:
   Accounts receivable..................................................................        (1,444)     (1,403)
   Accumulated implementation costs.....................................................        (1,449)     (1,830)
   Other current assets.................................................................           698         441
   Other assets.........................................................................           174        (260)
   Accounts payable.....................................................................        (2,859)     (4,212)
   Accrued compensation and related benefits............................................           829         169
   Customer deposits and deferred revenue...............................................        (3,248)      3,465
   Other accruals.......................................................................         1,213         809
                                                                                             ---------   ---------
    Net cash used in operating activities...............................................       (11,914)    (26,310)
                                                                                             ---------   ---------
Cash flows from investing activities:
 Purchase of investments held to maturity...............................................       (25,443)          -
 Purchase of investments available for sale.............................................       (10,825)          -
 Proceeds from sale of investments held to maturity.....................................        10,000       3,514
 Cash used in acquisition of subsidiary.................................................             -      (5,000)
 Acquisition of property and equipment..................................................        (8,773)     (8,002)
                                                                                             ---------   ---------
    Net cash used in investing activities...............................................       (35,041)     (9,488)
                                                                                             ---------   ---------
Cash flows from financing activities:
 Principal payments on debt.............................................................        (7,322)       (812)
 Proceeds from debt.....................................................................         7,800       3,000
 Net proceeds from issuance of common stock.............................................         1,664       1,944
                                                                                             ---------   ---------
    Net cash provided by financing activities...........................................         2,142       4,132
                                                                                             ---------   ---------
 Net decrease in cash and cash equivalents..............................................       (44,813)    (31,666)
 Cash and cash equivalents at beginning of the period...................................        71,523      51,274
                                                                                             ---------   ---------
 Cash and cash equivalents at end of the period.........................................      $ 26,710    $ 19,608
                                                                                             =========   =========
Supplementary disclosures of cash flow information:
 Cash paid during the year for interest.................................................      $    211    $     52
Supplemental non-cash investing and financing activities:
 Acquisition of property and equipment..................................................             -      (1,831)
 Capital lease obligation incurred......................................................             -       1,831
 Warrants issued........................................................................             -         473
Effect of Acquisition:
 Accounts receivable....................................................................             -        (427)
 Property and equipment.................................................................             -        (476)
 Goodwill and intangible assets.........................................................             -     (38,277)
 Other assets...........................................................................             -      (3,119)
 Accounts payable and accrued compensation and benefits.................................             -       1,295
 Customer deposits and deferred revenue.................................................             -         314
 Other accruals.........................................................................             -       3,518
 Common stock issued in acquisition.....................................................             -      32,172

      The accompanying notes are an integral part of these consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The Company and Summary of Significant Accounting Policies

   The Company

   Digital Insight Corporation (the "Company") provides Internet banking services to credit unions, banks and savings and loans. The Company offers financial institutions cost-effective outsourced applications, branded in their name, which include Internet banking for their retail and commercial customers, a target marketing program to enable them to effectively sell additional financial services to end users, an authorized loan decisioning and contact center, a customized e-commerce portal and web site design and implementation services. Substantially all of the Company's revenues are derived from these services.

   On February 10, 2000, the Company merged with nFront, Inc. ("nFront"). The merger was accounted for as a pooling of interests and was effectuated by a stock-for-stock exchange. The financial results for the Company and nFront have been combined for the historical periods presented in accordance with the pooling of interests method. In addition, the Company acquired 1View Network ("1View") on June 21, 2000 and AnyTime Access Inc. ("ATA") on July 31, 2000. Both acquisitions were accounted for using the purchase method of accounting.

   The accompanying consolidated financial statements for the three and six months ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the "SEC"). Independent accountants have not audited these consolidated financial statements. The consolidated financial statements, however, include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

   Management believes that the disclosures included in the accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

  Revenue recognition

  During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," issued by the SEC in December 1999. The Company's historical method of revenue recognition for implementation services was upon completion of the implementation process, which is typically 90 to 120 days after contract initiation. The Company also deferred the implementation costs and recognized them upon completion of the implementation. Under SAB 101, the Company now defers recognition of certain implementation fees and related direct incremental costs and recognizes them over the life of the service relationship, generally three to five years. The change in accounting principle caused by SAB 101 resulted in a negative cumulative effect adjustment of approximately $2.5 million at January 1, 2000. The consolidated financial statements previously reported as of June 30, 2000 and for the three and six months then ended have been adjusted to reflect this change in accounting method.

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

   New accounting standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on their balance sheets as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company adopted SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity. Application of SFAS No. 133 did not have an impact on the Company's financial reporting.

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill from past business combinations will cease. The adoption date for SFAS No. 141 and 142 will be January 1, 2002. The Company is still assessing what the impact of SFAS No. 141 and 142 will be on its results of operations and financial position.

   Reclassifications

   Certain reclassifications have been made to the consolidated financial statements as of June 30, 2000 and for the three and six months then ended in order to conform to the 2001 presentation.

2. Revolving line of credit

   In May 2001, the Company renewed its $10 million secured revolving credit commitment (the "Revolver") from a bank, which matures in July 2002. Interest on the outstanding borrowings is payable monthly. The interest rate on the Revolver is equal to the bank's prime rate. The Revolver is collateralized by all of the Company's assets. As of December 31, 2000, the Company had outstanding advances under the Revolver of $1 million. As of June 30, 2001, the Company had no outstanding advances under the Revolver.

3. Long-term debt

   In August 2000, the Company obtained a $10 million equipment leasing line of credit evidenced by a Multiple Disbursement Note from a bank, secured by the participating equipment and a $10 million certificate of deposit. All or a portion of the principal may be borrowed from time to time prior to August 31, 2001. Interest will accrue at either (i) the bank's prime rate less 1% or (ii) 1.5% above the rate stated on the certificate of deposit pledged as collateral for the note. Interest is paid monthly; principal will be paid in 36 monthly installments, commencing September 1, 2001. As of June 30, 2001 and December 31, 2000, the Company had $5.3 million and $2.5 million, respectively, in borrowings outstanding under this note. At June 30, 2001, the interest rate on the note was 6.0% per annum.

4. Restructuring charge

   In February 2001, the Company announced a plan to strategically restructure its business and reduce operating expenses. The process included a review of potentially redundant functions and facilities. The majority of these redundancies resulted from the three acquisitions completed by the Company in 2000. As a result of this process, the Company notified 58 employees that their positions would be eliminated. The Company also anticipates the closure of its facility in San Francisco, California before the end of the year. During the first quarter of 2001, the Company recorded a restructuring charge of approximately $1,629,000 for severance payments and related benefits for employees whose positions were eliminated, approximately $940,000 in deferred stock-based compensation expense for the acceleration of stock options and approximately $707,000 for exit costs to be incurred as a result of the closure of the San Francisco facility.

  The following table sets forth the 2001 restructuring reserve activity:

                                                                                    Deferred
                                                          Employee     Exit        stock-based
                                                          Related      costs       compensation     Total
                                                          --------     -----       ------------     -----
Restructuring reserve (in thousands)
 Restructuring reserve........................            $ 1,629      $707           $ 940        $ 3,276
 Cash payments................................             (1,376)        -               -         (1,376)
 Non-cash disposals...........................                  -         -            (940)          (940)
                                                          -------      ----           -----        -------
    Reserve at June 30, 2001..................            $   253      $707           $   -        $   960
                                                          =======      ====           =====        =======

5. Reportable segments

  The Company manages its business in two reportable segments: the Internet banking division and the lending division. The results of operations from these reportable segments were as follows for the three and six months ended June 30, 2001:

                                                     Internet
                                                     banking            Lending          Unallocated
                                                   division (1)       division (2)       expenses (3)          Total
                                                   ------------       ------------       ------------          -----
Three months ended June 30, 2001:                                                (In thousands)
 Revenues                                            $ 18,712            $ 3,974                  -           $ 22,686
 Gross profit                                        $  8,312            $ 1,149                  -           $  9,461
 Loss from operations                                $ (4,895)           $  (291)          $ (8,643)          $(13,829)

Six months ended June 30, 2001:
 Revenues                                            $ 35,710            $ 7,392                  -           $ 43,102
 Gross profit                                        $ 14,737            $ 1,510                  -           $ 16,247
 Loss from operations                                $(12,345)           $(1,547)          $(20,801)          $(34,693)

  (1) Loss from operations includes amortization of deferred stock-based compensation of $1,333 and $3,304 for the three and six months ended June 30, 2001, respectively.

  (2) Loss from operations includes amortization of deferred stock-based compensation of $248 and $520 for the three and six months ended June 30, 2001, respectively.

  (3) Represents amortization of goodwill and intangible assets and restructuring charge.

  For the six-month period ended June 30, 2001, no customer comprised more than 10% of revenues.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") involve certain risks and uncertainties. These forward looking statements include statements regarding anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in the MD&A and under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000.

  As of June 30, 2001, we had contracts with 1,336 financial institutions, 1,100 of which had contracted for Internet banking services, 451 of which had contracted for cash management services and 157 of which had contracted for on-line lending services. There were approximately 2 million active Internet banking end users at the end of the quarter, up 73% from a year earlier and 9% from the prior quarter. We had a total of 888 Internet banking clients with live sites at June 30, 2001, which represented approximately 23.8 million potential end users and an overall penetration rate of 8.3%. The total number of potential end users of the 1,100 contracted Internet banking institutions was approximately 27 million.

  We manage our business in two reportable segments: the Internet banking division and the lending division. The results of operations from these reportable segments were as follows for the three and six months ended June 30, 2001:

                                                      Internet
                                                       banking            Lending          Unallocated
                                                     division (1)       division (2)       expenses (3)          Total
                                                     ------------       ------------       ------------          -----
Three months ended June 30, 2001:                                                (In thousands)
 Revenues                                              $ 18,712            $ 3,974                  -           $ 22,686
 Gross profit                                          $  8,312            $ 1,149                  -           $  9,461
 Loss from operations                                  $ (4,895)           $  (291)          $ (8,643)          $(13,829)

Six months ended June 30, 2001:
 Revenues                                              $ 35,710            $ 7,392                  -           $ 43,102
 Gross profit                                          $ 14,737            $ 1,510                  -           $ 16,247
 Loss from operations                                  $(12,345)           $(1,547)          $(20,801)          $(34,693)

(1) Loss from operations includes amortization of deferred stock-based compensation of $1,333 and $3,304 for the three and six months ended June 30, 2001, respectively.

(2) Loss from operations includes amortization of deferred stock-based compensation of $248 and $520 for the three and six months ended June 30, 2001, respectively.

(3) Represents amortization of goodwill and intangible assets and restructuring charge.

  For the six-month period ended June 30, 2001, no customer comprised more than 10% of revenues.

Results of Operations

  The discussion of the results of operations compares the three and six months ended June 30, 2001 with the three and six months ended June 30, 2000. In February 2000, we merged with nFront in a pooling of interests transaction. Accordingly, our financial results have been combined with the financial results of nFront for the historical periods presented.

     Comparison of Three Months Ended June 30, 2001 and June 30, 2000

  Results of Operations: Net loss for the three months ended June 30, 2001 was approximately $13.3 million, compared to approximately $5.8 million for the corresponding period in 2000.

  Revenues: Revenues consist primarily of recurring monthly service fees and to a lesser extent, one-time implementation fees, which are recognized over the term of the service relationship. Our recurring revenue consists of services fees based on the number of end users or end user transactions and fees for hosting and maintaining customer websites and other monthly services. In addition, we receive fixed fees for other services such as training, web development and professional services.

  Revenues for the three months ended June 30, 2001 were approximately $22.7 million, an increase of 104% from the approximately $11.1 million for the same period last year. Revenues for the three months ended June 30, 2001 were comprised of approximately $18.7 million from the Internet banking division and approximately $4 million from the lending division acquired in July 2000. The increase in Internet banking revenues of approximately $7.6 million was a result of an increased number of end users combined with sales of additional services to our existing client customer base. The number of active Internet banking end users increased 73% from approximately 1.1 million at June 30, 2000 to approximately 2 million at June 30, 2001 and 9% from the prior quarter.

  Revenues were slightly lower than expected for the second quarter of 2001 due to slowed web site development revenues as clients delayed spending on new custom web sites or enhancements to existing web sites, combined with a shift in the mix of our lending division application volumes toward Internet applications and away from the historical emphasis on call center applications. This shift in mix resulted in slightly lower revenues, but higher margins.

  Consolidations in the banking and financial services industry could result in a smaller market for our products and services. Terminations of existing customers through industry consolidation or other occurrences may result in one-time termination fees and in some cases fees related to transition services, which could affect our revenue mix and have a negative impact on our future revenues.

  Cost of Revenues: Cost of revenues is comprised primarily of salaries and related personnel expenses, network costs, expenses related to the operation of our data centers and fees paid to third parties, including bill payment vendors, data processing vendors and communication services providers.

  Cost of revenues increased from approximately $6 million for the three months ended June 30, 2000 to approximately $13.2 million for the three months ended June 30, 2001, representing an increase of 119%. Cost of revenues for the three months ended June 30, 2001 was comprised of approximately $10.4 million relating to the Internet banking division and approximately $2.8 million relating to the lending division. The increase in the cost of revenues relating to the Internet banking division of approximately $4.4 million was primarily due to the costs of implementing and servicing additional financial institutions combined with continued investment in our data center infrastructure.

  Gross Profit: Gross profit increased from approximately $5.1 million for the three months ended June 30, 2000 to approximately $9.5 million for the three months ended June 30, 2001. Gross profit for the Internet banking division as a percentage of revenues decreased from 46% for the second quarter of 2000 to 44% for the second quarter of 2001. Gross profit for the lending division as a percent of revenues increased to 29% for the second quarter of 2001 from 10.5% for the first quarter of 2001. The increase in gross profit for the lending division was the result of the shift in mix, as discussed above, combined with the seasonal nature of the business. Typically, lending application volume is slightly higher in the second and third quarters as compared to the first and fourth quarters. In the future, we expect gross profit to be positively affected by increased revenues, as the user base grows, and reduced costs resulting from the elimination of duplicate data centers and our restructuring plan, and partially offset by increased costs in customer services as usage increases and to a lesser extent increased utility costs.

  Sales, General and Administrative: Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources, administrative personnel and other general corporate expenses. In addition, these expenses include marketing expenses, such as trade shows and promotional costs.

  Sales, general and administrative expenses increased from approximately $7.3 million for the three months ended June 30, 2000 to approximately $8.2 million for the three months ended June 30, 2001. As a percentage of revenues, sales, general and administrative expenses decreased from 65% for the three months ended June 30, 2000 to 36% for the three months ended June 30, 2001.

  Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of both our products and our data processing vendor interface software.

  Research and development expenses increased from approximately $4 million for the three months ended June 30, 2000 to approximately $6.4 million for the three months ended June 30, 2001. This increase was primarily due to higher personnel expenses related to additional full-time software engineering staff required for the functional enhancement of existing products and to a lesser extent due to costs incurred for the development of new products. Research and development expenses as a percentage of revenues decreased from 36% for the three months ended June 30, 2000 to 28% for the three months ended June 30, 2001. We expect these expenses, as a percentage of revenues, to continue to decline in the third quarter as a result of the reduction in usage of outside consultants.

  Amortization of Goodwill and Intangible Assets: The acquisitions of 1View and ATA generated goodwill and intangible assets of approximately $151.2 million, which are being amortized on a straight-line basis over the estimated lives of three to five years.

  Interest and Other Income, Net: Interest and other income, net, decreased from approximately $652,000 for the three months ended June 30, 2000 to approximately $546,000 for the three months ended June 30, 2001. This decrease was primarily due to a lower rate of return.

     Comparison of Six Months Ended June 30, 2001 and June 30, 2000

  Results of Operations: Net loss for the six months ended June 30, 2001 was approximately $33.3 million, compared to approximately $29.2 million for the corresponding period in 2000.

  Revenues: Revenues for the six months ended June 30, 2001 were approximately $43.1 million, an increase of 117% from the approximately $19.9 million for the same period last year. Revenues for the six months ended June 30, 2001 were comprised of approximately $35.7 million from the Internet banking division and approximately $7.4 million from the lending division acquired in July 2000. The increase in Internet banking revenues of approximately $15.8 million was a result of an increased number of end users combined with sales of additional services to our existing client customer base.

  Cost of Revenues: Cost of revenues increased from approximately $11.2 million for the six months ended June 30, 2000 to approximately $26.9 million for the six months ended June 30, 2001, an increase of 140%. Cost of revenues for the six months ended June 30, 2001 was comprised of approximately $21 million relating to the Internet banking division and approximately $5.9 million relating to the lending division. The increase in the cost of revenues relating to the Internet banking division of approximately $9.8 million was primarily due to the costs of implementing and servicing additional financial institutions combined with continued investment in our data center infrastructure.

  Gross Profit: Gross profit increased from approximately $8.7 million for the six months ended June 30, 2000 to approximately $16.2 million for the six months ended June 30, 2001. Gross profit for the Internet banking division as a percentage of revenues decreased from 44% for the first six months of 2000 to 41% for the first six months of 2001. Gross profit for the lending division as a percent of revenues was 20% for the first six months of 2001.

  Sales, General and Administrative: Sales, general and administrative expenses remained stable at approximately $16.1 million for the six months ended June 30, 2000 compared to approximately $16.2 million for the six months ended June 30, 2001. As a percentage of revenues, sales, general and administrative expenses decreased from 81% for the six months ended June 30, 2000 to 38% for the six months ended June 30, 2001.

  Research and Development: Research and development expenses increased from approximately $7.9 million for the six months ended June 30, 2000 to approximately $13.9 million for the six months ended June 30, 2001. This increase was primarily due to higher personnel expenses related to additional full-time software engineering staff required for the functional enhancement of existing products and to a lesser extent due to costs incurred for the development of new products. Research and development expenses as a percentage of revenues decreased from 40% for the six months ended June 30, 2000 to 32% for the six months ended June 30, 2001. We expect these expenses, as a percentage of revenues, to continue to decline in the third quarter as a result of the reduction in usage of outside consultants.

  Amortization of Goodwill and Intangible Assets: The acquisitions of 1View and ATA generated goodwill and intangible assets of approximately $151.2 million, which are being amortized on a straight-line basis over the estimated lives of three to five years.

  Restructuring Charge: In February 2001, we announced a plan to strategically restructure our business and reduce operating expenses. The process included a review of potentially redundant functions and facilities. The majority of these redundancies resulted from the three acquisitions completed in 2000. As a result of this process, we notified 58 employees that their positions would be eliminated. We also anticipate the closure of our facility in San Francisco, California before the end of the year. During the first quarter of 2001, we recorded a restructuring charge of approximately $1,629,000 for severance payments and related benefits for employees whose positions were eliminated, approximately $940,000 in deferred stock-based compensation expense for the acceleration of stock options and approximately $707,000 for exit costs to be incurred as a result of the closure of the San Francisco facility.

  Interest and Other Income, Net: Interest and other income, net, decreased from approximately $1.6 million for the six months ended June 30, 2000 to approximately $1.4 million for the six months ended June 30, 2001. This decrease was primarily due to a lower rate of return.

Liquidity and Capital Resources

  At June 30, 2001, we had cash, cash equivalents and short-term investments of $57.4 million and $5.7 million in long-term investments. In addition, we have access to our $10 million Revolver and our $10 million equipment leasing line of credit. As of June 30, 2001, we had no outstanding advances under the Revolver and $5.3 million of outstanding advances under the equipment leasing line of credit.

  Net cash used in operating activities was approximately $11.9 million for the six months ended June 30, 2001 and approximately $26.3 million for the six months ended June 30, 2000. The decrease in cash used in operating activities was primarily due to the decrease in non-recurring costs related to the nFront merger combined with a reduction in the loss from operations excluding non-cash charges.

  Net cash used in investing activities was approximately $35.0 million for the six months ended June 30, 2001 and approximately $9.5 million for the six months ended June 30, 2000. The increase in cash used in investing activities was primarily due to the increase in purchase of investments.

  Net cash provided by financing activities was approximately $2.1 million for the six months ended June 30, 2001 and approximately $4.1 million for the six months ended June 30, 2000. The decrease in cash provided by investing activities was primarily due to the increase in principal payments on debt.

  We have no material commitments other than the Revolver, equipment leasing line of credit and obligations under operating and capital leases. Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing efforts. We expect to continue to expend significant amounts on expansion of facility infrastructure, computer and related data center equipment, and personnel.

  We believe that our cash, cash equivalents and short-term investment balances will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to invest our cash in excess of current operating requirements in interest bearing, investment grade securities.

Pro Forma Net Loss

  The following pro forma net loss calculation, which is derived by excluding non-cash amortization of deferred stock-based compensation, amortization of goodwill and intangible assets, merger-related expenses and restructuring charge, is not a disclosure required by GAAP but is included for informational purposes only.

                                                                   Three months ended               Six months ended
                                                                        June 30,                        June 30,
                                                                ------------------------        ------------------------
                                                                  2001            2000            2001            2000
                                                                --------        --------        --------        ---------
                                                                       (In thousands, except per share data)
 Net loss                                                       $(13,283)        $(5,782)       $(33,309)       $(29,204)
  Amortization of goodwill and intangible assets.........          8,643             300          17,525             300
  Amortization of deferred stock-based compensation......          1,581             491           4,764             820
  Restructuring charge...................................              -               -           2,336               -
  Merger-related expenses................................              -               -               -          12,658
                                                                --------         -------        --------        --------
 Pro forma net loss before cumulative effect of change
  in accounting method...................................         (3,059)         (4,991)         (8,684)        (15,426)

  Cumulative effect of change in accounting method.......              -               -               -           2,515
                                                                --------         -------        --------        --------
 Pro forma net loss......................................       $ (3,059)        $(4,991)       $ (8,684)       $(12,911)
                                                                ========         =======        ========        ========
 Pro forma net loss per share before cumulative effect
  of change in accounting method.........................       $  (0.10)        $ (0.21)       $  (0.30)       $  (0.67)

 Per share cumulative effect of change in accounting
  method.................................................              -               -               -            0.11
                                                                 --------         -------        --------        --------
 Pro forma net loss per share............................       $  (0.10)        $ (0.21)       $  (0.30)       $  (0.56)
                                                                ========         =======        ========        ========
 Weighted average shares used in computing pro forma net
  loss per share.........................................         29,276          23,418          29,101          23,129
                                                                ========         =======        ========        ========


Pro Forma EBITDA

  The following pro forma EBITDA calculation, which is derived by excluding non-cash depreciation and interest and other income, is not a disclosure required by GAAP but is included for informational purposes only.

                                                                  Three months ended               Six months ended
                                                                       June 30,                        June 30,
                                                                 -----------------------         -----------------------
                                                                   2001            2000            2001            2000
                                                                 -------         -------         -------        --------
                                                                                  (In thousands)
 Pro forma net loss......................................        $(3,059)        $(4,991)        $(8,684)       $(12,911)
  Interest and other income, net.........................           (546)           (652)         (1,384)         (1,647)
  Depreciation...........................................          2,855           1,160           5,196           2,087
                                                                 -------         -------         -------        --------
 Pro forma EBITDA........................................        $  (750)        $(4,483)        $(4,872)       $(12,471)
                                                                 =======         =======         =======        ========

New Accounting Standards and Other Matters

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on their balance sheets as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. We adopted SFAS No. 133 in the first quarter of 2001. To date, we have not engaged in any hedging activity. Application of SFAS No. 133 did not have an impact on our financial reporting.

  In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill from past business combinations will cease. The adoption date for SFAS No. 141 and 142 will be January 1, 2002. We are still assessing what the impact of SFAS No. 141 and 142 will be on our results of operations and financial position.

  We are currently party to various legal proceedings. Although litigation is subject to inherent uncertainties, management, including internal counsel, does not believe that the ultimate outcome of these legal proceedings will have a material adverse effect on our financial position or overall trends in results of operations. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. Management believes that, given our current liquidity and cash and investment balances, even an adverse judgment would not have a material impact on cash and investments or liquidity.

  Our future results of operations and the other forward-looking statements contained in this MD&A section involve a number of risks and uncertainties -- in particular the statements regarding declining website development revenues, expectations regarding the shift in the mix of our lending division applications, plans to increase margins in the web site development and lending application revenues, declining expenses as a percentage of revenues, interest income, future revenues, pricing, gross margin, anticipated earnings per share, and pending legal proceedings. Factors that could cause actual results to differ materially are the following: the possibility that we will fail to realize reduced expenses through the restructuring as expected; our inability to integrate ATA and its products into our operations on a cost-effective and timely basis; the possibility that we will fail to realize the increased margins from our lending application revenues through the shift from call center applications to Internet applications; the possibility that costs or difficulties related to the data center consolidation and product migration will be greater than expected; the termination of significant customer contracts; a general slowdown of the economy; changes in end user demand for Internet banking; and litigation involving antitrust, intellectual property, consumer and other issues.

  We believe that we have the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

  We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

  We are also exposed to the impact of interest rate changes as they affect our Revolver and equipment leasing line of credit. The interest rate charged on these credit facilities varies with the applicable lender's prime rate and, consequently, our interest expense will fluctuate with changes in the general level of U.S. interest rates. As of June 30, 2001, we had no outstanding advances under the Revolver and $5.3 million outstanding under the equipment leasing line of credit.

                          PART II - OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

  At the annual meeting of stockholders held on May 3, 2001, our stockholders voted with respect to the following matters:

     . To elect two (2) Class II Directors, who will serve until the 2004 annual meeting of stockholders and until their successors are elected and qualified.

                                                        Votes Received
                                                        --------------
        Mr. Paul Fiore                                26,606,970 shares
        Mr. Michael Splinter                          26,607,004 shares

       In addition to the above directors, the following directors will continue in office:

     Name                                    Class            Term Expires
     ----                                    -----            ------------
     Mr. John Dorman                          III                 2002
     Mr. James McGuire                        III                 2002
     Mr. Robert North                         III                 2002
     Ms. Betsy Atkins                          I                  2003
     Mr. Michael Hallman*                      I                  2003
     Mr. Dale Walker                           I                  2003

     *Appointed to the Board on April 24, 2001


     . To approve an amendment to the 1999 Stock Plan to increase the number of shares of common stock reserved for issuance under the plan from 3,250,000 to 4,500,000 shares.

        For.......................................   16,926,794 shares
        Against...................................    7,361,432 shares
        Abstain...................................        4,275 shares
        Broker Non-Votes..........................    2,433,934 shares

     .  To approve the 2001 Non-Employee Director Stock Option Plan.

        For.......................................   18,247,551 shares
        Against...................................    6,033,583 shares
        Abstain...................................       11,367 shares
        Broker Non-Votes..........................    2,433,934 shares

     . To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2001.

        For.......................................   26,278,221 shares
        Against...................................      447,424 shares
        Abstain...................................          790 shares
        Broker Non-Votes..........................            0 shares

ITEM 6.   Exhibits and Reports on Form 8-K

 (a) Exhibits

     10.1 Revolving Note dated May 31, 2001, between City National Bank and the Registrant. Filed herewith.

     10.2 Letter dated April 17, 2001, detailing employment and option agreement between Melvin Takata, Senior Vice President and Chief Technology Officer and the Registrant. Filed herewith.

 (b) Reports on Form 8-K

     None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DIGITAL INSIGHT CORPORATION



Date:  August 10, 2001              By:  /s/ Kevin McDonnell
                                         -------------------

                                    Kevin McDonnell
                                    Senior Vice President, Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)