Form 10-Q
period 2001-09-30
DIGITAL INSIGHT CORP
filed 2001-11-09
CIK 1037275

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ____________________

                                   FORM 10-Q
                              ____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                         Common Stock, $0.001 par value
              29,497,670 shares outstanding as of October 31, 2001

===============================================================================

                          DIGITAL INSIGHT CORPORATION
                                   FORM 10-Q

                                     INDEX

                                                                            Page
                                                                            ----
                        PART I - FINANCIAL INFORMATION

ITEM 1   Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets as of September 30, 2001 and
               December 31, 2000.........................................     1

              Consolidated Statements of Operations for the three and
               nine months ended September 30, 2001 and 2000.............     2

              Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2001 and 2000.........................     3

              Notes to Consolidated Financial Statements.................     4

ITEM 2   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................     7

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk......    13

                          PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings (not applicable)

ITEM 2   Changes in Securities and Use of Proceeds (not applicable)

ITEM 3   Defaults upon Senior Securities (not applicable)

ITEM 4 Submission of Matters to a Vote of Security Holders (not applicable)

ITEM 5   Other Information (not applicable)

ITEM 6   Exhibits and Reports on Form 8-K................................     13

SIGNATURES...............................................................     14

                        PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

                          DIGITAL INSIGHT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
              (Unaudited, in thousands, except share information)


                                                      September 30, December 31,
                                                          2001         2000
                                                      --------------------------
Assets
------
Current assets:
 Cash and cash equivalents..........................   $  21,516     $ 71,523
 Short-term investments.............................      39,044       10,187
 Accounts receivable, net of allowances for doubtful
  accounts of $120 and $221 at September 30, 2001
  and December 31, 2000, respectively...............      18,622       14,403
 Accumulated implementation costs...................       5,032        4,551
 Other current assets...............................       2,966        3,907
                                                       ---------     --------
    Total current assets............................      87,180      104,571
Property and equipment, net of accumulated
 depreciation of $20,853 and $12,835 at September
 30, 2001 and December 31, 2000, respectively.......      38,469       34,702

Goodwill and intangible assets, net of amortization
 of $42,450 and $16,125 at September 30, 2001 and
 December 31, 2000, respectively....................     107,777      135,067

Accumulated implementation costs....................       6,488        5,173
Long-term investments...............................       4,599            -
Other assets........................................         685        2,713
                                                       ---------     --------
    Total assets....................................   $ 245,198     $282,226
                                                       =========     ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Accounts payable...................................   $   3,620     $  5,308
 Accrued compensation and related benefits..........       3,799        3,237
 Customer deposits and deferred revenue.............       8,144       12,442
 Other accrued liabilities..........................       7,782        6,477
 Line of credit.....................................           -        1,000
 Capital lease obligations..........................       1,567        2,265
 Current portion of long-term debt..................       2,979          278
                                                       ---------     --------
    Total current liabilities.......................      27,891       31,007
Capital lease obligations...........................         620        1,706
Long-term debt......................................       4,821        2,222
Customer deposits and deferred revenue..............       7,810        7,456
                                                       ---------     --------
    Total liabilities...............................      41,142       42,391
                                                       ---------     --------
Stockholders' equity:
 Common stock, $.001 par value; 100,000,000 shares
  authorized; 29,469,179 and 28,902,998 shares
  issued and outstanding at September 30, 2001 and
  December 31, 2000, respectively...................          29           29
 Additional paid-in capital.........................     336,393      333,845
 Stockholder note receivable........................        (121)        (115)
 Deferred stock-based compensation..................      (1,879)      (6,805)
 Accumulated deficit................................    (130,366)     (87,119)
                                                       ---------     --------
    Total stockholders' equity......................     204,056      239,835
                                                       ---------     --------
    Total liabilities and stockholders' equity......   $ 245,198     $282,226
                                                       =========     ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share data)

                                        Three months ended  Nine months ended
                                          September 30,        September 30,
                                        ------------------  -------------------
                                          2001      2000      2001       2000
                                        --------  --------  --------  ---------
Revenue................................ $ 24,524  $ 16,395  $ 67,626  $  36,252
Cost of revenue (including amortization
 of deferred stock-based compensation
 of $187 and $163 for the three months
 ended September 30, 2001 and 2000,
 respectively, and $577 and $225 for
 the nine months ended September 30,
 2001 and 2000, respectively)..........   13,827     9,849    40,682     21,037
                                        --------  --------  --------  ---------

   Gross profit........................   10,697     6,546    26,944     15,215
                                        --------  --------  --------  ---------
Operating expenses:
 Sales, general and administrative
  (including amortization of deferred
  stock-based compensation of $278 and
  $493 for the three months ended
  September 30, 2001 and 2000,
  respectively, and $901 and $681 for
  the nine months ended September 30,
  2001 and 2000, respectively).........    7,232     7,674    23,441     23,799
 Research and development (including
  amortization of deferred stock-based
  compensation of $59 and $1,496 for
  the three months ended September 30,
  2001 and 2000, respectively, and
  $2,870 and $2,066 for the nine months
  ended September 30, 2001 and 2000,
  respectively)........................    4,958     7,212    18,888     15,134
 Amortization of goodwill and
  intangible assets....................    8,800     6,958    26,325      7,258
 Restructuring charge (including
  amortization of deferred stock-based
  compensation of $940 for the nine
  months ended September 30, 2001).....        -         -     3,276          -
 Merger-related expenses...............        -         -         -     12,658
                                        --------  --------  --------  ---------
   Total operating expenses............   20,990    21,844    71,930     58,849
                                        --------  --------  --------  ---------
Loss from operations...................  (10,293)  (15,298)  (44,986)   (43,634)
Interest and other income, net.........      355     1,045     1,739      2,692
                                        --------  --------  --------  ---------
Net loss before cumulative effect of
 change in accounting method...........   (9,938)  (14,253)  (43,247)   (40,942)
Cumulative effect of change in
 accounting method.....................        -         -         -     (2,515)
                                        --------  --------  --------  ---------
Net loss............................... $ (9,938) $(14,253) $(43,247) $ (43,457)
                                        ========  ========  ========  =========
Basic and diluted net loss per share
 before cumulative effect of change in
 accounting method.....................   $(0.34)   $(0.53)   $(1.48) $   (1.67)
Per share cumulative effect of change
 in accounting method..................        -         -         -      (0.11)
                                        --------  --------  --------  ---------
Basic and diluted net loss per share...   $(0.34)   $(0.53)   $(1.48) $   (1.78)
                                        ========  ========  ========  =========
Weighted average shares used in
 computing basic and diluted net loss
 per share.............................   29,429    27,079    29,211     24,449
                                        ========  ========  ========  =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                             Nine months ended
                                                               September 30,
                                                            -------------------
                                                              2001      2000
                                                            --------  ---------
Cash flows from operating activities:
 Net loss.................................................  $(43,247) $ (43,457)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Cumulative effect of change in accounting method........         -      2,515
  Depreciation and amortization...........................     8,018      3,745
  Amortization of goodwill and intangible assets..........    26,325      7,258
  Amortization of deferred stock-based compensation.......     5,288      2,972
  Interest income on stockholder note receivable..........        (6)       (10)
  Changes in operating assets and liabilities:
   Accounts receivable....................................    (4,219)    (2,900)
   Accumulated implementation costs.......................    (1,796)    (2,934)
   Other current assets...................................       941        906
   Other assets...........................................       378       (150)
   Accounts payable.......................................    (1,688)    (3,721)
   Accrued compensation and related benefits..............       562         98
   Customer deposits and deferred revenue.................    (3,944)     5,529
   Other accruals.........................................     2,270     (5,460)
                                                            --------  ---------
    Net cash used in operating activities.................   (11,118)   (35,609)
                                                            --------  ---------
Cash flows from investing activities:
 Purchase of investments..................................   (43,456)   (49,707)
 Proceeds from sale of investments........................    10,000     44,752
 Cash used in acquisition of subsidiary...................         -     (5,000)
 Acquisition of property and equipment....................   (10,135)   (14,495)
                                                            --------  ---------
    Net cash used in investing activities.................   (43,591)   (24,450)
                                                            --------  ---------
Cash flows from financing activities:
 Principal payments on debt...............................    (7,784)    (3,842)
 Proceeds from debt.......................................    10,300      3,000
 Net proceeds from issuance of common stock...............     2,186     64,738
                                                            --------  ---------
    Net cash provided by financing activities.............     4,702     63,896
                                                            --------  ---------
    Net decrease in cash and cash equivalents.............   (50,007)     3,837
Cash and cash equivalents at beginning of the period......    71,523     51,274
                                                            --------  ---------
Cash and cash equivalents at end of the period............  $ 21,516  $  55,111
                                                            ========  =========
Supplementary disclosures of cash flow information:
 Cash paid during the year for interest...................  $     95  $     201
Supplemental non-cash investing and financing activities:
 Acquisition of property and equipment....................         -     (3,143)
 Capital lease obligation incurred........................         -      3,143
 Warrants issued..........................................         -        473
Effect of Acquisition:
 Accounts receivable and other assets.....................         -     (6,135)
 Property and equipment...................................         -     (3,861)
 Goodwill and intangible assets...........................         -   (150,464)
 Accounts payable and accrued compensation and benefits
  and other accruals......................................         -     11,697
 Capital lease obligations................................         -        695
 Customer deposits and deferred revenue...................         -        392
 Deferred stock based compensation........................         -     (8,741)
 Common stock issued in acquisition.......................         -    151,417

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The Company and Summary of Significant Accounting Policies

The Company

  Digital Insight Corporation (the "Company") provides Internet banking services to credit unions, banks and savings and loans. The Company offers financial institutions cost-effective outsourced applications, branded in their name, which include Internet banking for their retail customers and Internet cash management for their commercial customers, a target marketing program to enable them to effectively sell additional financial services to end users, a 24 by 7 loan decisioning and member services center, a customized e-commerce portal and web site design and implementation services. Substantially all of the Company's revenue is derived from these services.

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

  The accompanying consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the "SEC"). Independent accountants have not audited these consolidated financial statements. The consolidated financial statements, however, include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

  Management believes that the disclosures included in the accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Revenue recognition

  During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," issued by the SEC in December 1999. The Company's historical method of revenue recognition for implementation services was upon completion of the implementation process, which is typically 90 to 120 days after contract initiation. The Company also deferred the implementation costs and recognized them upon completion of the implementation. Under SAB 101, the Company now defers recognition of certain implementation fees and related direct incremental costs and recognizes them over the life of the service relationship, generally three to five years. The change in accounting principle caused by SAB 101 resulted in a cumulative effect adjustment of approximately $2.5 million at January 1, 2000. The consolidated financial statements previously reported as of September 30, 2000 and for the three and nine months then ended have been adjusted to reflect this change in accounting method.

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

  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 ("APB 30"), Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The adoption date for SFAS No. 144 will be January 1, 2002.

Reclassifications

  Certain reclassifications have been made to the consolidated financial statements as of September 30, 2000 and for the three and nine months then ended in order to conform to the 2001 presentation.

2. Revolving line of credit

  In May 2001, the Company renewed its $10 million secured revolving credit commitment (the "Revolver") from a bank, which matures in July 2002. Interest on the outstanding borrowings is payable monthly. The interest rate on the Revolver is equal to the bank's prime rate. The Revolver is collateralized by all of the Company's assets. As of December 31, 2000, the Company had outstanding advances under the Revolver of $1 million. As of September 30, 2001, the Company had no outstanding advances under the Revolver.

3. Long-term debt

  In August 2000, the Company obtained a $10 million equipment leasing line of credit evidenced by a Multiple Disbursement Note from a bank, collateralized by the participating equipment and a $10 million certificate of deposit. The terms of the note were revised in August 2001 to allow principal to be borrowed from time to time prior to October 31, 2001. Interest will accrue at either (i) the bank's prime rate less 1% or (ii) 1.5% above the rate stated on the certificate of deposit pledged as collateral for the note. Under the revised terms, interest is paid monthly; principal will be paid in 34 monthly installments, commencing November 30, 2001. As of September 30, 2001 and December 31, 2000, the Company had $7.8 million and $2.5 million, respectively, in borrowings outstanding under this note. At September 30, 2001, the interest rate on the note was 5.5% per annum.

                          DIGITAL INSIGHT CORPORATION

4. Restructuring charge

   In February 2001, the Company announced a plan to strategically restructure its business and reduce operating expenses. The process included a review of potentially redundant functions and facilities. The majority of these redundancies resulted from the three acquisitions completed by the Company in 2000. As a result of this process, the Company notified 58 employees that their positions would be eliminated. The Company also anticipated the closure of its facility in San Francisco, California. The Company has reached an agreement, effective October 1, 2001, to terminate the lease on the San Francisco facility. During the first quarter of 2001, the Company recorded a restructuring charge of approximately $1,629,000 for severance payments and related benefits for employees whose positions were eliminated, approximately $940,000 in deferred stock-based compensation expense for the acceleration of stock options and approximately $707,000 for exit costs to be incurred as a result of the closure of the San Francisco facility. The following table sets forth the 2001 restructuring reserve activity:

                                                          Deferred
                                     Employee    Exit   stock-based
                                      related   costs   compensation    Total
                                     --------   -----   ------------    -----
Restructuring reserve (in thousands)
 Restructuring reserve.............. $ 1,629    $ 707      $ 940      $ 3,276
 Cash payments......................  (1,376)    (150)         -       (1,526)
 Non-cash disposals.................       -        -       (940)        (940)
                                     -------    -----      -----      -------
   Reserve at September 30, 2001.... $   253    $ 557      $   -      $   810
                                     =======    =====      =====      =======

5. Reportable segments

   The Company manages its business in two reportable segments: the Internet banking division and the lending division. The results of operations from these reportable segments were as follows for the three and nine months ended September 30, 2001 and 2000:

                                           Internet
                                           banking       Lending     Unallocated
                                         division (1)  division (2)  expenses (3)    Total
                                         ------------  ------------  ------------   ---------
                                                         (In thousands)
Three months ended September 30, 2001:
 Revenue..............................    $ 20,427       $ 4,097             -    $ 24,524
 Gross profit.........................    $  9,285       $ 1,412             -    $ 10,697
 Loss from operations.................    $ (1,410)      $   (83)     $ (8,800)   $(10,293)
Three months ended September 30, 2000:
 Revenue..............................    $ 13,541       $ 2,854             -    $ 16,395
 Gross profit.........................    $  5,842       $   704             -    $  6,546
 Loss from operations.................    $ (8,063)      $  (277)     $ (6,958)   $(15,298)
Nine months ended September 30, 2001:
 Revenue..............................    $ 56,137       $11,489             -    $ 67,626
 Gross profit.........................    $ 24,022       $ 2,922             -    $ 26,944
 Loss from operations.................    $(13,755)      $(1,630)     $(29,601)   $(44,986)
Nine months ended September 30, 2000:
 Revenue..............................    $ 33,398       $ 2,854                  $ 36,252
 Gross profit.........................    $ 14,511       $   704                  $ 15,215
 Loss from operations.................    $(23,441)      $  (277)     $(19,916)   $(43,634)

------------
(1) Loss from operations includes amortization of deferred stock-based compensation of $276 and $1,971 for the three months ended September 30, 2001 and 2000, respectively, and $3,580 and $2,791 for the nine months ended September 30, 2001 and 2000, respectively.
(2) Loss from operations includes amortization of deferred stock-based compensation of $248 and $181 for the three months ended September 30, 2001 and 2000, respectively, and $768 and $181 for the nine months ended September 30, 2001 and 2000, respectively.
(3) Represents amortization of goodwill and intangible assets, restructuring charge and merger-related expenses. The restructuring charge includes amortization of deferred stock-based compensation of $940 for the nine months ended September 30, 2001.

  For the nine-month period ended September 30, 2001, no customer comprised more than 10% of revenue. The Company has no foreign operations.

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

  As of September 30, 2001, we had contracts with 1,385 financial institutions, 1,148 of which had contracted for Internet banking services, 477 of which had contracted for cash management services and 162 of which had contracted for on-line lending services. There were approximately 2.2 million active Internet banking end users at the end of the quarter, up 69% from a year earlier and 10% from the prior quarter. We had a total of 960 Internet banking clients with live sites at September 30, 2001, which represented approximately 25.0 million potential end users and an overall penetration rate of 8.8%. The total number of potential end users of the 1,148 contracted Internet banking institutions was approximately 27.6 million.

  We manage our business in two reportable segments: the Internet banking division and the lending division. The results of operations from these reportable segments were as follows for the three and nine months ended September 30, 2001 and 2000:

                                           Internet
                                           banking       Lending     Unallocated
                                         division (1)  division (2)  expenses (3)    Total
                                         ------------  ------------  ------------  ---------
                                                           (In thousands)
Three months ended September 30, 2001:
 Revenue..............................    $ 20,427       $ 4,097             -    $ 24,524
 Gross profit.........................    $  9,285       $ 1,412             -    $ 10,697
 Loss from operations.................    $ (1,410)      $   (83)     $ (8,800)   $(10,293)
Three months ended September 30, 2000:
 Revenue..............................    $ 13,541       $ 2,854             -    $ 16,395
 Gross profit.........................    $  5,842       $   704             -    $  6,546
 Loss from operations.................    $ (8,063)      $  (277)     $ (6,958)   $(15,298)
Nine months ended September 30, 2001:
 Revenue..............................    $ 56,137       $11,489             -    $ 67,626
 Gross profit.........................    $ 24,022       $ 2,922             -    $ 26,944
 Loss from operations.................    $(13,755)      $(1,630)     $(29,601)   $(44,986)
Nine months ended September 30, 2000:
 Revenue..............................    $ 33,398       $ 2,854                  $ 36,252
 Gross profit.........................    $ 14,511       $   704                  $ 15,215
 Loss from operations.................    $(23,441)      $  (277)     $(19,916)   $(43,634)

------------------
(1) Loss from operations includes amortization of deferred stock-based compensation of $276 and $1,971 for the three months ended September 30, 2001 and 2000, respectively, and $3,580 and $2,791 for the nine months ended September 30, 2001 and 2000, respectively.
(2) Loss from operations includes amortization of deferred stock-based compensation of $248 and $181 for the three months ended September 30, 2001 and 2000, respectively, and $768 and $181 for the nine months ended September 30, 2001 and 2000, respectively.
(3) Represents amortization of goodwill and intangible assets, restructuring charge and merger-related expenses. The restructuring charge includes amortization of deferred stock-based compensation of $940 for the nine months ended September 30, 2001.

  For the nine-month period ended September 30, 2001, no customer comprised more than 10% of revenue. We have no foreign operations.

  Results of Operations

  The discussion of the results of operations compares the three and nine months ended September 30, 2001 with the three and nine months ended September 30, 2000. In February 2000, we merged with nFront in a pooling of interests transaction. Accordingly, our financial results have been combined with the financial results of nFront for the historical periods presented.

     Comparison of Three Months Ended September 30, 2001 and September 30, 2000

  Results of Operations: Net loss for the three months ended September 30, 2001 was approximately $9.9 million, compared to approximately $14.3 million for the corresponding period in 2000.

  Revenue: Revenue consists primarily of recurring monthly service fees and to a lesser extent, one-time implementation fees, which are recognized over the term of the service relationship. Our recurring revenue consists of services fees based on the number of end users or end user transactions and fees for hosting and maintaining customer websites and other monthly services. In addition, we receive fixed fees for other services such as training, web development and professional services. Revenue for the three months ended September 30, 2001 was approximately $24.5 million, an increase of 49%, from approximately $16.4 million for the same period last year.

  Revenue for the three months ended September 30, 2001 included approximately $20.4 million relating to the Internet banking division compared to approximately $13.5 million for the same period last year. This increase of approximately $6.9 million resulted from an increased number of end users combined with sales of additional services to our existing client customer base. The number of active Internet banking end users increased 69% to approximately
2.2 million at September 30, 2001 from approximately 1.3 million at September 30, 2000.

  Revenue for the three months ended September 30, 2001 included approximately $4.1 million relating to the lending division compared to approximately $2.9 million for the same period last year. This increase of approximately $1.2 million resulted from a full quarter of operations in 2001 compared to the partial quarter of operations subsequent to the date of acquisition in 2000. In addition, our lending division is experiencing a shift in the mix of our lending application volumes toward Internet applications and away from the historical emphasis on call center applications. The Internet applications produce a slightly lower revenue stream; however the costs associated with the Internet applications are relatively lower than the call center applications. Therefore, the shift in mix resulted in slightly lower revenues, but higher margins.

  Consolidations in the banking and financial services industry could result in a smaller market for our products and services. Terminations of existing customers through industry consolidation or other occurrences may result in one-time termination fees and in some cases fees related to transition services, which could affect our revenue mix and have a negative impact on our future revenue.

  Cost of Revenue: Cost of revenue is comprised primarily of salaries and related personnel expenses, network costs, expenses related to the operation of our data centers and fees paid to third parties, including bill payment vendors, data processing vendors and communication services providers. Cost of revenue for the three months ended September 30, 2001 was approximately $13.8 million, an increase of 40%, from approximately $9.8 million for the same period last year.

  Cost of revenue for the three months ended September 30, 2001 included approximately $11.1 million relating to the Internet banking division compared to approximately $7.7 million for the same period last year. This increase of approximately $3.4 million was primarily due to the cost of implementing and servicing additional financial institutions combined with continued investment in our data center infrastructure.

  Cost of revenue for the three months ended September 30, 2001 included approximately $2.7 million relating to the lending division compared to approximately $2.1 million for the same period last year. This increase of approximately $0.6 million resulted from a full quarter of operations in 2001, compared to the partial quarter of operations subsequent to the date of acquisition in 2000, partially offset by the effect of the shift in mix from the historical call center applications to the lower cost Internet applications.

  Gross Profit: Gross profit was approximately $10.7 million for the three months ended September 30, 2001 compared to approximately $6.5 million for the same period last year. Gross profit for the Internet banking division as a percentage of revenue was 45% for the third quarter of 2001 compared to 43% for the third quarter of 2000. Gross profit for the lending division as a percent of revenue was 34% for the third quarter of 2001 compared to 25% for the third quarter of 2000. The increase in gross profit for the lending division was the result of the shift in application mix, as discussed above, combined with the seasonal nature of the business. Typically, lending application volume is slightly higher in the second and third quarters as compared to the first and fourth quarters.

  Sales, General and Administrative: Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources, administrative personnel and other general corporate expenses. In addition, these expenses include marketing expenses, such as trade shows and promotional costs.

  Sales, general and administrative expenses were approximately $7.2 million for the three months ended September 30, 2001 compared to approximately $7.7 million for the three months ended September 30, 2000. As a percentage of revenue, sales, general and administrative expenses were 29% for the three months ended September 30, 2001 compared to 47% for the three months ended September 30, 2000.

  Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of both our products and our data processing vendor interface software.

  Research and development expenses were approximately $5.0 million for the three months ended September 30, 2001 compared to approximately $7.2 million for the three months ended September 30, 2000. This decrease was primarily due to a reduction in the use of outside consultants. Research and development expenses as a percentage of revenue were 20% for the three months ended September 30, 2001, compared to 44% for the three months ended September 30, 2000.

  Amortization of Goodwill and Intangible Assets: The acquisitions of 1View and ATA generated goodwill and intangible assets of approximately $150.2 million, which are being amortized on a straight-line basis over the estimated lives of three to five years. We are assessing the impact of SFAS No. 142 on the accounting of the goodwill generated from the acquisitions.

  Interest and Other Income, Net: Interest and other income, net, was approximately $355,000 for the three months ended September 30, 2001 and approximately $1.0 million for the three months ended September 30, 2000. This decrease was primarily due to a lower rate of return on our investments combined with an increase in interest expense due to increased outstanding debt.

     Comparison of Nine Months Ended September 30, 2001 and September 30, 2000

  Results of Operations: Net loss for the nine months ended September 30, 2001 was approximately $43.2 million, compared to approximately $43.5 million for the corresponding period in 2000.

  Revenue: Revenue for the nine months ended September 30, 2001 was approximately $67.6 million, an increase of 86%, from approximately $36.3 million for the same period last year.

  Revenue for the nine months ended September 30, 2001 included approximately $56.1 million relating to the Internet banking division compared to approximately $33.4 million for the same period last year. This increase of approximately $22.7 million resulted from an increased number of end users combined with sales of additional services to our existing client customer base.

  Revenue for the nine months ended September 30, 2001 included approximately $11.5 million relating to the lending division compared to approximately $2.9 million for the same period last year. This increase of approximately $8.6 million resulted from a full nine months of operations in 2001 compared to approximately two months of operations subsequent to the date of acquisition in 2000.

  Cost of Revenue: Cost of revenue for the nine months ended September 30, 2001 was approximately $40.7 million, an increase of 93%, from approximately $21.0 million for the same period last year.

  Cost of revenue for the nine months ended September 30, 2001 included approximately $32.1 million relating to the Internet banking division compared to approximately $18.9 million for the same period last year. This increase of approximately $13.2 million was primarily due to the cost of implementing and servicing additional financial institutions combined with continued investment in our data center infrastructure.

  Cost of revenue for the nine months ended September 30, 2001 included approximately $8.6 million relating to the lending division compared to approximately $2.2 million for the same period last year. This increase of approximately $6.4 million resulted from a full nine months of operations in 2001, compared to approximately two months of operations subsequent to the date of acquisition in 2000, partially offset by the effect of the shift in mix from the historical call center applications to the lower cost Internet applications.

  Gross Profit: Gross profit increased to approximately $26.9 million for the nine months ended September 30, 2001 from approximately $15.2 million for the nine months ended September 30, 2000. Gross profit for the Internet banking division as a percentage of revenue remained stable at 43% for both the first nine months of 2001 and 2000. Gross profit for the lending division as a percent of revenue remained stable at 25% for both the first nine months of 2001 and 2000.

  Sales, General and Administrative: Sales, general and administrative expenses were approximately $23.4 million for the nine months ended September 30, 2001 compared to approximately $23.8 million for the nine months ended September 30, 2000. As a percentage of revenue, sales, general and administrative expenses were 35% for the nine months ended September 30, 2001 compared to 66% for the nine months ended September 30, 2000.

  Research and Development: Research and development expenses were approximately $18.9 million for the nine months ended September 30, 2001 compared to approximately $15.1 million for the nine months ended September 30, 2000. Research and development expenses as a percentage of revenue were 28% for the nine months ended September 30, 2001, compared to 42% for the nine months ended September 30, 2000. We expect these expenses, as a percentage of revenue, to continue to decline in the fourth quarter as a result of the reduction in usage of outside consultants.

  Amortization of Goodwill and Intangible Assets: The acquisitions of 1View and ATA generated goodwill and intangible assets of approximately $150.2 million, which are being amortized on a straight-line basis over the estimated lives of three to five years. We are assessing the impact of SFAS No. 142 on the accounting of the goodwill generated from the acquisitions.

  Restructuring Charge: In February 2001, we announced a plan to strategically restructure our business and reduce operating expenses. The process included a review of potentially redundant functions and facilities. The majority of these redundancies resulted from the three acquisitions completed in 2000. As a result of this process, we notified 58 employees that their positions would be eliminated. We also anticipated the closure of our facility in San Francisco, California. We have reached an agreement, effective October 1, 2001, to terminate the lease on the San Francisco facility. During the first quarter of 2001, we recorded a restructuring charge of approximately $1,629,000 for severance payments and related benefits for employees whose positions were eliminated, approximately $940,000 in deferred stock-based compensation expense for the acceleration of stock options and approximately $707,000 for exit costs to be incurred as a result of the closure of the San Francisco facility.

  Interest and Other Income, Net: Interest and other income, net, was approximately $1.7 million for the nine months ended September 30, 2001, and approximately $2.7 million for the nine months ended September 30, 2000. This decrease was primarily due to a lower rate of return on our investments combined with an increase in interest expense due to increased outstanding debt.

Liquidity and Capital Resources

  At September 30, 2001, we had cash, cash equivalents and short-term investments of $60.6 million and $4.6 million in long-term investments. In addition, we have access to our $10 million Revolver and our $10 million equipment leasing line of credit. As of September 30, 2001, we had no outstanding advances under the Revolver and $7.8 million of outstanding advances under the equipment leasing line of credit.

  Net cash used in operating activities was approximately $11.1 million for the nine months ended September 30, 2001 and approximately $35.6 million for the nine months ended September 30, 2000. The decrease in cash used in operating activities was primarily due to the decrease in non-recurring merger-related expenses combined with a reduction in the loss from operations excluding non-cash charges.

  Net cash used in investing activities was approximately $43.6 million for the nine months ended September 30, 2001 and approximately $24.5 million for the nine months ended September 30, 2000. The increase in cash used in investing activities was primarily due to the decrease in proceeds from the sale of investments.

  Net cash provided by financing activities was approximately $4.7 million for the nine months ended September 30, 2001 and approximately $63.9 million for the nine months ended September 30, 2000. The decrease in cash provided by financing activities was primarily due to the decrease in proceeds from issuances of common stock.

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

                                                        Three months ended      Nine months ended
                                                           September 30,          September 30,
                                                       ---------------------- ---------------------
                                                          2001        2000        2001        2000
                                                       ----------  ---------   ---------- ----------
                                                          (In thousands, except per share data)
 Net loss                                               $(9,938)   $(14,253)   $(43,247)   $(43,457)
  Amortization of goodwill and intangible assets......    8,800       6,958      26,325       7,258
  Amortization of deferred stock-based compensation...      524       2,152       5,288       2,972
  Restructuring charge................................        -           -       2,336           -
  Merger-related expenses.............................        -           -           -      12,658
                                                        -------    --------    --------    --------
 Pro forma net loss before cumulative effect of
  change in accounting method.........................      (614)     (5,143)     (9,298)    (20,569)
   Cumulative effect of change in accounting method...         -           -           -       2,515
                                                        -------    --------    --------    --------
 Pro forma net loss...................................  $  (614)   $ (5,143)   $ (9,298)   $(18,054)
                                                        =======    ========    ========    ========
Pro forma net loss per share before cumulative
  effect of change in accounting method...............  $ (0.02)   $  (0.19)   $  (0.32)   $  (0.85)

 Per share cumulative effect of change in
  accounting method...................................        -           -           -        0.11
                                                        -------    --------    --------    --------
 Pro forma net loss per share.........................  $ (0.02)   $  (0.19)   $  (0.32)   $  (0.74)
                                                        =======    ========    ========    ========
 Weighted average shares used in computing
  pro forma net loss per share........................   29,429      27,079      29,211      24,449
                                                        =======    ========    ========    ========

Pro Forma EBITDA

  The following calculation of pro forma earnings before interest, taxes, depreciation and amortization, ("EBITDA") also excludes merger-related expenses, restructuring charge and the cumulative effect of change in accounting method. EBITDA is not a disclosure required by GAAP but is included for informational purposes only.

                                     Three months ended     Nine months ended
                                       September 30,          September 30,
                                     ------------------     ------------------
                                       2001       2000       2001       2000
                                     -------    --------   -------    --------
                                                  (In thousands)
 Pro forma net loss................   $ (614)   $(5,143)   $(9,298)   $(18,054)
  Interest and other income, net...     (355)    (1,045)    (1,739)     (2,692)
  Depreciation.....................    2,822      1,658      8,018       3,745
                                      ------    -------    -------    --------
 Pro forma EBITDA..................   $1,853    $(4,530)   $(3,019)   $(17,001)
                                      ======    =======    =======    ========

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

  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 ("APB 30"), Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The adoption date for SFAS No. 144 will be January 1, 2002.

Other Matters

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

  Our future results of operations and the other forward-looking statements contained in this MD&A section involve a number of risks and uncertainties -- in particular the statements regarding expectations regarding the shift in the mix of our lending division applications, plans to increase margins and lending application revenue, declining expenses as a percentage of revenue, interest income, future revenue, pricing, gross margin, anticipated earnings per share, and pending legal proceedings. Factors that could cause actual results to differ materially are the following: the possibility that we will fail to realize reduced expenses through the restructuring as expected; our inability to integrate ATA and its products into our operations on a cost-effective and timely basis; the possibility that we will fail to realize the increased margins from our lending application revenue through the shift from call center applications to Internet applications; the possibility that costs or difficulties related to the data center consolidation and product migration will be greater than expected; the termination of significant customer contracts; a general slowdown of the economy; changes in end user demand for Internet banking; and litigation involving antitrust, intellectual property, consumer and other issues.

  We believe that we have the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenue, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

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

  We are also exposed to the impact of interest rate changes as they affect our Revolver and equipment leasing line of credit. The interest rate charged on these credit facilities varies with the applicable lender's prime rate and, consequently, our interest expense will fluctuate with changes in the general level of U.S. interest rates. As of September 30, 2001, we had no outstanding advances under the Revolver and $7.8 million outstanding under the equipment leasing line of credit.

                          PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

      10.1 Letter dated September 24, 2001, detailing employment and option agreement between Bruce Isaacson, Senior Vice President, Product Management, Marketing and Alliances and the Registrant.

      10.2 Letter dated October 8, 2001, detailing employment and option agreement between Drew Hyatt, Senior Vice President, Internet Banking Client Services and the Registrant.

      10.3  Amendment No. 2 to the 2001 Nonemployee Directors Option Plan.

 (b)  Reports on Form 8-K

      None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DIGITAL INSIGHT CORPORATION


Date:  November 9, 2001             By:  /s/ Kevin McDonnell
                                         -------------------

                                    Kevin McDonnell
                                    Senior Vice President, Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)