Form 10-K405
period 2001-12-31
DIGITAL INSIGHT CORP
filed 2002-02-25
CIK 1037275

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

                  For the fiscal year ended December 31, 2001

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

                               ----------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of January 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common stock of $23.44 as reported by the Nasdaq National Market System, was approximately $675 million. The shares of common stock held by each officer and director and by each person known to the registrant who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 31, 2002, the registrant had 31,583,686 shares of its common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's proxy statement for the 2002 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
                                                                           ----
                                      PART I
 Item 1.  Business......................................................     2
 Item 2.  Properties....................................................    21
 Item 3.  Legal Proceedings.............................................    21
 Item 4.  Submission of Matters to a Vote of Security Holders...........    21

                                      PART II
 Item 5.  Market for Registrant's Common Stock and Related Stockholder      22
          Matters.......................................................
 Item 6.  Selected Financial Data.......................................    22
 Item 7.  Management's Discussion and Analysis of Financial Condition       24
          and Results of Operations.....................................
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....    33
 Item 8.  Financial Statements and Supplementary Data...................    33
 Item 9.  Changes In and Disagreements with Accountants on Accounting       33
          and Financial Disclosure......................................

                                     PART III
 Item 10. Directors and Executive Officers of the Registrant............    34
 Item 11. Executive Compensation........................................    34
 Item 12. Security Ownership of Certain Beneficial Owners and               34
          Management....................................................
 Item 13. Certain Relationships and Related Transactions................    34

                                      PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-    35
          K.............................................................
 Signatures..............................................................   38
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

                                     PART I

ITEM 1. BUSINESS

Overview

   We are a leading provider of Internet banking services to banks, credit unions and savings and loans associations. We offer these financial institutions cost-effective outsourced solutions, branded in their name, which include Internet banking for their retail and business customers, an authorized loan decisioning and contact center and other supporting products and services, such as electronic bill payment, eCommerce portal technology, wireless capability, advanced target marketing, and web site development and maintenance. In general, we provide our applications to financial institutions over the Internet, from facilities hosted by us, which require minimal software installation at the customer site. As of January 31, 2002, we had contracted with 1,585 financial institutions. These financial institutions had approximately 32.3 million potential Internet banking end users. As of January 31, 2002, approximately 3 million end users were actively using our Internet banking applications.

   We provide financial institutions with comprehensive Internet applications that can be installed rapidly and cost-effectively with a look and feel that preserves their unique brand identity. Our applications are designed to be readily scalable as the number of end users grows. Our applications also offer high levels of security, up-time availability and system back-up. We work closely with leading data processing vendors so that financial institutions can leverage their investments in existing data processing systems by fully integrating them with the Internet applications we provide.

Industry Background

   Consumers, businesses and financial institutions are increasingly recognizing that the Internet is a powerful and efficient medium for the delivery of banking services, including Internet banking, bill payment and other services for individuals, and cash management, payroll and other services for the business customers of financial institutions. Consumers and small businesses use Internet banking because of its 24 hours a day, 7 days a week convenience and the ability to perform a wide range of transactions from any personal computer or Internet-enabled device. Gartner Group estimates that 18.3 million U.S. households were banking online in 2001.

   Financial institutions are increasingly offering Internet-based banking services to address end-customer demand, generate additional revenue opportunities, reduce the cost of delivering their products and services through alternative, more cost-effective channels, and improve customer service. International Data Corporation ("IDC") estimates the number of banks and credit unions offering online banking services increased from 1,300 in 1998 to over 6,000 in 2001. IDC estimates that 75% of all U.S. banks and credit unions will offer online banking services by 2003, compared to 6% at the end of 1998. Internet banking offers financial institutions a cost-effective means to deliver their products and services to those customers who prefer to interact with their financial institution electronically. Internet banking enables financial institutions to generate additional revenues by providing a web-based service channel through which to cost-effectively offer a broader portfolio of products, access a larger addressable market and maintain service availability 24 hours a day 7 days a week. Internet banking also allows financial institutions to provide a primary financial destination to their customers by collecting and consolidating financial and other kinds of data from a number of sources, including all of the customer's accounts at that institution as well as information from other Internet sources such as online brokerage and insurance firms. Many believe that financial institutions find that Internet banking features attract and retain preferred banking clients and, over time, Internet-based "branches" divert traffic away from more costly service delivery channels.

   Early Internet banking initiatives were undertaken primarily by large financial institutions. However, there are approximately 19,500 credit unions, banks, and savings and loans in the U.S. with assets of less than

$10 billion each. These community financial institutions hold approximately $2.3 trillion in deposits, or 42% of total U.S. customer deposits. Like their larger counterparts, these institutions are increasingly seeking to provide Internet-based services to enhance revenues, lower costs and improve customer service. Moreover, as a result of the adoption of Internet banking services by their larger competitors, community financial institutions are finding themselves under growing pressure to offer Internet-based banking services in order to avoid losing customers to other Internet-enabled financial institutions that offer these services.

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

   In order to remain competitive and to manage costs, financial institutions are seeking a low-cost, outsourced Internet-based banking application. The application must be rapidly and cost-effectively implemented, interface seamlessly with the financial institution's data processing vendor or vendors, preserve and extend the financial institution's own brand and provide suitable features to end users. An Internet-based application must also be reliable, secure and scalable. Finally, the application should provide a platform for expanded services which over time would provide additional revenue opportunities to the financial institution and appeal to end users who are increasingly using the Internet to research, evaluate and purchase a broad array of products and services.

Digital Insight

   We provide a comprehensive portfolio of cost-effective Internet banking solutions to financial institutions over the Internet, from facilities hosted by us, which require minimal software installation at the customer site. We generate recurring revenue from financial institutions based upon the number of end users and user transaction volume, as well as fees for hosting, developing and maintaining customer websites. Our products include separate function-rich Internet banking applications for financial institutions' retail and business banking customers. AXIS Internet Banking, our retail product, includes account management, account transfers and interfaces to personal financial management software, bill payment, stock quotes, check imaging and other expanded services. AXIS Cash Management, our business banking product, includes similar features as well as payroll/direct deposits, wire and inter-account fund transfers and other services. Our AXIS Lending Services provide a selection of automated lending products, including an Internet-based real time loan decisioning product, multi-channel automated underwriting services and a 24 hours a day, 7 days a week contact center staffed with certified loan officers. Supporting products and services include eCommerce portal technology, wireless capability, advanced target marketing, web site development and maintenance.

   We offer the following benefits to financial institutions:

  . Comprehensive and Customizable Solution. We offer a turnkey, subscription-based solutions with all critical applications hosted on our system, including application and web site hosting, reporting tools and customized online account presentations. Our Internet banking applications can be configured to offer financial institutions and end users a variety of standard and optional features. Our web site design and implementation services also enable financial institutions to establish Internet banking services with a look and feel that preserves their unique brand identity.

  . Rapid and Affordable Implementation. Our subscription-based applications can be rapidly implemented and represent an affordable alternative to internally developed Internet banking applications for financial institutions. Average implementation times for our Internet banking application range from three to four months, depending on the availability of an existing interface with a financial institution's data processing vendor and the financial institution's schedule.

  . Reliable, Secure, and Scalable Service. Our service is highly reliable, with an up-time availability record for our Internet banking sites averaging 99.52% during the twelve-month period ended January 31, 2002. Our systems incorporate sophisticated data encryption techniques, a series of firewalls between the Internet and financial institutions, and several layers of security technology in order to guard against unauthorized access to our network. In addition, our systems can scale rapidly to accommodate increased numbers of end users. A financial institution can take advantage of our data center and the server infrastructure of its data processing vendor to scale to meet demand, without building its own separate server infrastructure.

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

  . Extensive Data Processing Vendor Relationships. We provide direct connections, or interfaces, to multiple vendors of core banking software and data processing services to financial institutions. As of January 31, 2002, we have developed interfaces to most of the major data processing vendors representing nearly 75% of the major core processing systems serving our addressable market of financial institutions. We continue to develop and improve interfaces to existing and additional systems. By working directly with these vendors, we can quickly and cost-effectively install our systems with customers of these vendors that purchase our applications. Once installed, these interfaces allow relatively quicker implementation of new customers to the same core processing system. Our interfaces also allow for tight integration with other functions supported by the data processing vendor, such as loan origination, online statements and check imaging. We believe that the number of data processing vendor interfaces we have developed provides us with a significant competitive advantage.

  . Platform for Value-Added Services. We enable financial institutions to expand their Internet presence beyond their core banking functions by providing additional value-added products and services to their customers. These services include bill payment, bill presentment, check imaging, account aggregation and training seminars. Our applications are also capable of gathering relevant end user account activity information and usage profiles, enabling financial institutions to market timely and appropriate services to target customers, thereby creating additional revenue opportunities. We believe that these additional product and service offerings will allow financial institutions to derive additional revenue from existing and new end users.

The Digital Insight Strategy

   Our objective is to enhance our position as the leading provider of Internet banking services to financial institutions as well as to provide these institutions with a competitive platform that will permit them to recognize additional revenue-producing opportunities, enhance long-term cost-efficiencies and improve customer service. To achieve this objective, we intend to:

  . Increase the Number of Our Financial Institution Customers. Currently, there are approximately 19,500 credit unions, banks and savings and loans in the U.S. with assets of less than $10 billion. We intend to leverage our leading market position to further penetrate the substantial market for Internet banking applications. As of January 31, 2002, we had contracts with 1,585 financial institutions throughout the U.S. We intend to attract financial institutions through one or more of our three core product offerings, namely retail Internet banking, business Internet banking and lending services.

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

  . Increase End User Penetration. As of January 31, 2002, financial institutions offering our Internet banking applications had approximately
    32.3 million potential end users and an overall penetration of 10%. We work with financial institutions to expand the number of end users of our Internet banking and business banking applications through marketing assistance programs and sharing best practices. We intend to continue to train the staff of financial institutions in marketing and promoting Internet banking services using the information and skills we have gained through our experience in Internet banking implementations.

  . Pursue Strategic Merger and Acquisition Opportunities. We intend to continue to pursue opportunities to merge with or acquire businesses that can provide us with revenue growth through the addition of financial institution customers, complementary technologies or services, or other benefits.

  . Broaden Product and Service Offerings. We plan to continue to offer new and enhanced products and services to provide our customers with a comprehensive platform to market and distribute a broad range of financial products over the Internet. We intend to enhance the capabilities and functionality of our applications to further drive end-user adoption and enable our customers to offer a broad portfolio of products to better compete against larger financial institutions.

  . Increase the Number of Our Interfaces to Core Data Processing Systems. We intend to increase the number of our interfaces to core data processing systems to allow our applications to interface with more financial institutions. We currently interface with most of the major vendors providing services to the major financial institutions in our addressable market and our goal is to continually increase this coverage. A group of our engineers is dedicated to developing interfaces to new data processing vendors. We are currently developing interfaces to additional systems and additional functionality to existing systems.

Products and Services

   Our primary products are Internet retail and business banking and automated lending applications. These applications allow a financial institution to create a customized Internet banking presence using an array of standard and optional features. We complement our primary banking applications with additional tools, such as target marketing, check imaging, wireless capability, online statements and portal websites, and with implementation and web site services.

 AXIS Internet Banking

   Our AXIS Internet Banking application is an Internet-based system through which financial institutions are able to provide Internet banking to their retail customers. Standard features of this application include:

  . Account information. End users can view balance information and transaction history for deposit accounts, such as checking and savings, and loan accounts, such as consumer, credit card, automobile and mortgage loans.

  . Funds transfer. End users can transfer funds among accounts, including making loan payments.

  . Interfaces with personal financial management software. End users can download their account information into Quicken(R) and Microsoft Money(R).

   In addition to these standard features, financial institutions can also choose to include the following Internet banking optional features:

  . Bill payment. End users can pay bills electronically 24 hours a day, 7 days a week. End users can schedule one-time or recurring payments, and can view payment history at their convenience.

  . Online applications. End users can submit electronic loan, credit card or other applications safely and securely to their financial institution.

  . Online services and additional features. End users can track stock prices, calculate portfolio values, order U.S. Savings Bonds, make check image requests and order checks.

  . Online statements. End users can receive online account statements through AXIS Internet Banking. Online statement capabilities help financial institutions reduce operating expenses associated with paper statements while enhancing their customers' experience with online banking. End users are generally able to access their statements more quickly than with paper statements delivered through traditional methods.

  . Wireless banking. Through our wireless banking technology, end users can access their account information through a variety of wireless devices, including cellular phones, personal digital assistants and other devices. This service offers two-way messaging, instant notifications and technology that will allow viewer customization.

 AXIS Cash Management

   Our AXIS Cash Management application provides a full range of Internet business banking services, which can be offered by financial institutions to their business customers. We recently introduced an upgraded version of this application that includes more robust standard features such as:

  . Administration platform. Businesses can control access to business banking and account features in order to provide financial and audit controls for their staff.

  . Account information. Businesses can view account balances and transaction history, and reconcile accounts instantly.

  . Funds transfer. Businesses can actively manage their accounts, setting up future-dated transfers and automatic transfers of available balances among accounts. Businesses can better manage treasury and payroll funding activities through real-time access to their accounts.

  . Stop payment placement. Businesses can place stop payment orders on checks.

  . File export. Businesses can export their account information into a computer file or into business financial management and accounting software.

   Optional features of AXIS Cash Management include:

  . Bill payment. Businesses can pay bills electronically 24 hours a day, 7 days a week. Businesses can schedule one-time or recurring payments and can view payment history at their convenience.

  . Automated Clearing House services. Businesses can initiate electronic payments, including business-to-business payments and payroll and other direct deposit disbursements.

  . Wire transfers. Businesses can originate wire transfers of funds to accounts with other financial institutions or trade partners.

  . Online services and additional features. Businesses can complete predefined online forms, make photocopy requests, order checks, and track portfolios.

 AXIS Lending Services

   Our AXIS Lending Services enable financial institutions to provide a selection of automated lending products that offer rules-based underwriting on behalf of the financial institutions through various channels, including real time decisioning over the Internet for consumer and real estate loans, and a 24 hours a day, 7 days a week contact center staffed with certified loan officers. Through AXIS Lending Services, we can simplify complex processes, such as tracking loan applications and delivering conditional approvals or referral decisions on behalf of financial institutions. AXIS Lending Services feature interfaces to major loan origination systems, online credit bureau verification, comprehensive scoring with custom guidelines, pre-qualification for real estate and consumer loans, and complete online underwriting for consumer loans. We also recently introduced DeskTop Lender which provides financial institutions' loan officers with desktop decisioning through the Internet.

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

 Additional Product Modules

   Our AXIS Advanced Target Marketing module is designed to help make a financial institution's web site a cost-effective sales tool. AXIS Advanced Target Marketing allows financial institutions to individually target online account holders and present them with opportunities to purchase Internet banking products and services to fit their needs. Our AXIS Advanced Target Marketing module enhances and expands the marketing capabilities of our Internet Banking clients, which includes our Online Survey capability and expanded targeting parameters.

   AXIS eCommerce allows financial institutions to provide a financial portal through which they can offer a wide array of financial products in a convenient, secure Internet environment, fully integrated with the financial institution's own products and content. Among the integrated financial services offered through AXIS eCommerce are discount brokerage services, auto researching and buying, travel services, insurance, credit reports, consumer tax services and IRA servicing.

   For financial institutions without an existing web site, our team of experts develops a fully interactive site with proprietary and value-added financial services such as application forms, financial calculators and links to other web sites. For financial institutions with an existing web site, our implementation services are focused on integrating the Internet banking and/or business banking application into that site. In both instances, financial institutions can elect to have us host and maintain their web site.

Systems Architecture

   Our applications are designed to be easily and rapidly deployed in an environment hosted and maintained by us in our data centers. Within our data centers, we provide servers and data storage, as well as data transmission capacity, known as bandwidth. The financial institution or data processing vendor is connected to our systems through our private frame relay network. Our systems architecture is designed to provide both real time and batch data acquisition, processing and presentation for Internet banking and other applications. Our application servers make use of information exchange brokers that retrieve and initiate transactions using data located on financial institutions' host systems, bill payment providers' servers, stock information databases or relational databases. Our applications are driven by templates which define how data is to be presented. This template-driven approach allows customization by the financial institution by supporting multiple languages and multiple web site designs.

Data Centers

   We currently provide our Internet banking services out of a data center located in Westlake Village, California and at our regional center in Norcross, Georgia. All financial institutions on our real time architecture are served through the Westlake Village data center; most batch financial institutions are served through the Norcross data center. In addition, we operate a smaller data center in Sacramento in connection with our lending division. All of our data centers currently have disaster recovery capabilities. These data centers allow for scalability and functionality by providing backup and disaster recovery functions in the event of system interruption or shutdown involving one of the data centers.

   Each of our data centers provides a controlled access environment that includes a high capacity battery backup system, providing continuous power to all production systems. In addition, diesel power generators provide backup power to each of our facilities in Westlake Village, Norcross and Sacramento in the event of an extended power outage. We plan to integrate our Westlake Village and Norcross data centers to provide full system redundancy, instant fail-over and emergency backup capabilities.

Customers

   Our target market is the approximately 19,500 financial institutions in the United States with assets of less than $10 billion each. As of January 31, 2002, we had contracts with 1,585 financial institutions, 1,380 of which had contracted with us for Internet banking services, 502 of which had contracted for cash management services and 153 of which had contracted for lending services. There were approximately 3 million active Internet banking end users at January 31, 2002, up 80%, from 1.6 million at January 31, 2001. We had a total of 1,171 Internet banking clients with live sites at January 31, 2002, representing approximately 29.3 million potential end users and an overall penetration rate of 10%. The total number of potential end users of the 1,380 contracted Internet banking institutions was approximately 32.3 million.

   For the year ended December 31, 2001, no individual financial institution accounted for over 10% of our total revenues.

Third-Party Relationships

   We have relationships and have developed system interfaces with most of the major vendors of core data processing software and outsourced data processing services to financial institutions. These system interfaces enable us to access a financial institution's host system to provide end users' access to their account data. In addition to developing new interfaces, we are currently proceeding with initiatives to significantly enhance numerous existing interfaces in order to deliver more robust connectivity and increase operating efficiencies. As of January 31, 2002, we have developed interfaces to most of the major systems that provide services to financial institutions, some of which are supported within joint marketing arrangements that we have in place with data processing vendors.

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

   To deliver bill payment services, we have relationships with major providers such as Metavante Corporation and CheckFree Services Corporation. Our agreements require us to pay fixed, minimum and variable fees based on factors such as the number of customers, end users and bill payment transactions.

Sales and Marketing

   We utilize a direct sales model. As of January 31, 2002, our sales and marketing staff consisted of 62 people, who are responsible for prospecting and acquiring new accounts and cross-selling additional products to those accounts. Our sales team is generally organized by geographic regions managed by regional sales directors who manage individual sales staff assigned to their region. We also have a dedicated national sales staff that targets larger institutions without regard to regions. We also have an internal add-on sales team to target existing customers for cross-selling opportunities.

   Our typical sales cycle is approximately four to six months for new financial institution customers and approximately two months for follow-on or upgrade sales to existing financial institution customers. Our primary customer contact for new sales in smaller financial institutions is generally the chief executive officer, the chief financial officer or the chief information officer, or a combination of these three, and our primary contact in larger financial institutions is generally the head of retail banking or business banking. Our primary customer contact for follow-on sales is usually the functional manager or the direct manager of either home banking, cash management or lending, depending upon the solution sold.

   Our primary marketing efforts are focused on building brand awareness among financial institutions and identifying potential customers. Our marketing efforts include:

  . telemarketing;

  . press relations;

  . direct mail, which uses product and service literature as well as reprints of news articles;

  . trade shows; and

  . meetings with national and regional user groups of Internet banking services and third-party data processing vendors.

   In addition, we receive marketing benefits from endorsements and strategic alliances. We are exclusively endorsed by the American Bankers Association, or ABA, for our Internet banking product. The ABA endorsement, issued by the Corporation for American Banking, or CAB, an ABA subsidiary, was granted to us after an extensive due diligence process which included an analysis of our management, financial soundness, solution functionality, marketing capabilities and customer service standards, as well as a review of other national providers of Internet banking solutions. Our endorsement agreement requires CAB to promote our Internet banking services to all ABA members in the United States and permits us to display the "American Bankers Association-Sponsored" logo in all of our marketing materials related to Internet banking services. We provide CAB with a small percentage share of the revenues received from ABA members who have become our customers since the effective date of the endorsement agreement, with a guaranteed minimum payment of $800,000 by the end of the third year. The endorsement agreement expires on May 14, 2002 and is renewable for consecutive three-year terms. We are presently evaluating the terms of the renewal or whether to renew our ABA endorsement.

Product Development

   As of January 31, 2002, our product development staff consisted of 180 software developers and engineers, as well as product and project managers. Their development efforts are focused on:

  . Enhancements to Existing Products. We are continuously developing new features and functions for our retail and business banking and lending products in order to provide a broader range of functions. Additional product enhancements will provide better and more streamlined usability for both our financial institutions and for their end-users.

  . Introduction of New Product Lines. We are adding new products to our product line offerings, including consolidated bill presentment and additional payments products. We are also in the final stages of completing a new online lending platform, which will include an online mortgage lending module. These new features and products are in final testing on certain of our clients' beta sites, where we are monitoring them for quality assurance.

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

  . Enhancements to Target Marketing. Our Advanced Target Marketing product enables our financial institutions to better target their end-users. Specific enhancements to this product include enabling our financial institution administrators to create pre-packaged campaigns to increase cross-selling of online products and services.

  . Other Products and Services. We are working to expand our offerings to include related financial service capabilities such as enhanced account aggregation, person-to-person payments, and personal financial management.

Competition

   The market for Internet banking services is highly competitive, and we expect that competition will intensify in the future. In the area of Internet banking, we primarily compete with other companies that provide outsourced Internet banking services to financial institutions, including Online Resources, S1 Community & Regional eFinance Group (a subsidiary of S1 Corporation and formerly known as Q-Up), FundsXpress, Financial Fusion (a subsidiary of Sybase), NetZee, and Liberty. Also, vendors such as Corillian and S1 Corporation, who primarily target the largest financial institutions, occasionally compete with us in our market segment. In addition, several of the vendors offering data processing services to financial institutions offer their own Internet banking solutions, including EDS, Fiserv, Jack Henry and Metavante. Local competition for Internet banking services is provided by more than 100 smaller online service outsourcing companies located throughout the U.S.

   Our primary competition for providing the business banking services that financial institutions offer their business customers are vendors of cash management systems for large corporations such as ADP, Magnet, Politzer & HANEY and S1 Corporation.

   We also face potential indirect competition from Internet portals such as Quicken.com, MSN.com, and Yahoo! which might serve as an alternative to financial institutions' web sites, particularly for bill payment, bill presentment and account aggregation services. In addition, we could experience competition from our customer financial institutions and potential customers who develop their own online banking solutions. Rather than purchasing Internet banking products and services from third-party vendors, financial institutions could develop, implement and maintain their own services and applications. We can give no assurance that these financial institutions will perceive sufficient value in our products and services to justify investing in them.

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

  . the timing of introductions of new products and services by us and our competitors; and

   .our ability to support unique customer requirements.

   We expect competition to increase significantly as existing or new companies enter our market and current competitors expand their product lines and services.

Government Regulation

   The financial services industry is subject to extensive and complex federal and state regulation. Our current and prospective customers, which consist of financial institutions such as commercial banks, savings and loans associations, credit unions and savings banks, operate in markets that are also subject to rigorous regulatory oversight and supervision. Financial institutions must ensure that our services and related products work within the extensive and evolving regulatory requirements applicable to them, including those under federal and state truth-in-lending and truth-in-savings rules, usury laws, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Electronic Fund Transfers Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the USA Patriot Act of 2001, the Real Estate Settlement Procedure Act, the Bank Service Company Act, the Community Reinvestment Act, privacy and information security regulations, laws against unfair or deceptive practices, the Electronic Signatures in Global and National Commerce Act, and other state and local laws and regulations. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design and the classification of the financial institution. Our financial services customers must assess and determine what is required of them under these regulations and are responsible for ensuring that our system and the design of their web sites conform to their regulatory needs. We do not make representations to financial institutions regarding applicable regulatory requirements, and rely on each financial institution to identify its regulatory issues and to adequately specify appropriate responses. It is not possible to predict the impact that any of these regulations could have on our business.

   We are not licensed by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions or other providers of financial services. We are subject to examination by federal depository institution regulators under the Bank Service Company Act, the Examination Parity and Year 2000 Readiness for Financial Institutions Act and the Gramm Leach Bliley Act of 1999. Although we believe we are not subject to direct supervision by federal and state banking agencies relating to other regulations, we have from time to time agreed to examinations of our business and operations by these agencies. These regulators have broad supervisory authority to remedy any shortcomings identified in any such examination. We are also subject to encryption and security export laws and regulations which, depending on future developments, could render our business or operations more costly, less efficient or impossible.

   Particularly in light of the recent terrorist attacks upon the U.S., federal, state or foreign authorities could adopt additional laws, rules or regulations affecting our business operations, such as requiring us or financial institutions to comply with data, record keeping, security, and other processing requirements. We may become subject to additional regulation as the market for our business evolves. It is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as pricing, content, characteristics, taxation and quality of services and products. Existing regulations may be modified.

   The Electronic Fund Transfer Act regulates certain electronic fund transfers made by providers of access devices and electronic fund transfer services. Under Regulation E of that Act, financial institutions are required, among other things, to provide certain disclosures to retail customers using electronic transfer services, to comply with certain notification periods regarding changes in the terms of service provided and to follow certain procedures for dispute resolutions. The Federal Reserve Board could adopt new rules and regulations for electronic fund transfers that could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance. If enacted or deemed applicable to us, the laws, rules or regulations applicable to financial services activities could render our business or operations more costly, burdensome, less efficient or impossible. We cannot assure that federal, state or foreign governmental authorities will not adopt new regulations addressing electronic financial services or operations generally that could require us to modify our current or future products and services. The adoption of laws or regulations affecting our business or that of financial institutions could have a material adverse effect on our business, financial condition and operating results.

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

Employees

   As of January 31, 2002, we had a total of 738 full-time employees, including 419 in operations, 62 in sales and marketing, 180 in product development and 77 in finance and administration. None of our work force is currently unionized. We have not experienced any work stoppages and consider our relations with our employees to be good.

Recent Developments

   On January 28, 2002, we acquired Virtual Financial Services, Inc. ("ViFi"), a privately owned company based in Indianapolis which provides Internet banking and related financial services to community-based financial institutions. As a result of that acquisition, we added over 150 new customers, over 425,000 active Internet banking end-users and approximately 4 million potential Internet banking end-users. We plan to migrate the ViFi customers to our AXIS platform and aggressively pursue cross-selling opportunities for our products and services with these customers.

Risk Factors

   You should carefully consider the following risk factors in your evaluation of us. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

   We have a history of losses, expect future losses and cannot assure you that we will achieve or maintain profitability.

   Although our revenues have increased in every quarter since 1996, we have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve profitability. We incurred net losses of $18.2 million in the year ended December 31, 1999, $60.0 million in the year ended December 31, 2000, and $51.9 million for the year ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of $139.1 million. We plan to broaden our customer support capabilities, increase our market share, and continue to build our operational infrastructure. If growth in our revenues does not significantly outpace the increase in these expenses, we may not achieve or sustain profitability.

   The expected fluctuations of our operating results could cause our stock price to fluctuate.

   We expect that our operating results may fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We base our operating expenses on anticipated revenue growth and our operating expenses are relatively fixed in the short term. Our revenue model is based largely on recurring revenues derived from actual end user counts. The number of our total end users is affected by many factors, many of which are beyond our control, including the number of new user registrations, end user turnover, loss of customers, and general consumer trends. We may expend substantial funds and management resources to increase end user penetration and still fail to achieve the targeted end user growth. Accordingly, our results of operations for a particular period may be adversely affected if the revenues based on the number of end users forecasted for that period are less than expected. As a result, if our revenues are lower than we expect in some future period, our operating results may be below the expectations of market analysts or investors. If this occurs, the price of our common stock would likely decrease.

   Our operating results may also fluctuate in the future due to a variety of other factors, including:

  . the overall level of demand for Internet banking services by consumers and businesses and the demand for our products, product enhancements and services in particular;

  . loss of significant customers due to a non-renewal of the service contract, an acquisition of the customer by another financial institution, insolvency of the customer and other reasons;

  . actions taken by our competitors, including the introduction of new products or changes in their pricing models;

  . spending patterns and budgetary resources of financial institutions and their end user customers;

  . technical difficulties, system downtime, system failures or reductions in service levels;

  . the timing of upgrades to our computer hardware infrastructure;

  . increases in operating costs beyond anticipated levels;

   .a negative outcome in any significant legal proceeding or prolonged litigation;

  . the timing of customer product implementations or our failure to timely complete scheduled product implementations; and

  . governmental actions affecting Internet operations or content.

   We may not achieve the benefits we expected from our recent acquisitions, which may have a material adverse effect on our business, financial condition and operating results.

   We closed the acquisitions of nFront, Inc. ("nFront") on February 10, 2000, 1View Network Corporation ("1View") on June 21, 2000, AnyTime Access, Inc. ("ATA") on July 31, 2000 and ViFi on January 28, 2002. We must overcome significant challenges in order to realize the benefits and synergies from these and future acquisitions, including the timely, efficient and successful execution of a number of post-acquisition events. Key events include:

  . integrating the operations of the acquired companies with our operations;

  . retaining the existing customers and strategic partners of each company;

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

   If we fail to effectively manage our recent and any future growth, our results of operations and reputation could be harmed.

   We have recently experienced significant growth. If we fail to effectively manage this growth and any future growth, our results of operations and reputation could be harmed. We continue to increase the scope of our operations and have significantly increased the number of our customers from approximately 400 as of September 30, 1999 to 1,585 as of January 31, 2002. Moreover, we plan to continue to hire a significant number of employees this year. This resulting growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business.

   Our ability to sell our products and grow our business could be significantly impaired if our management team is unable to work together effectively or if we lose the services of key personnel.

   Our business is highly dependent on our executive officers. We have entered into compensation agreements with various personnel, but we do not have employment agreements with any of our employees. The loss of the services of any of our executive officers or the inability to identify, hire, train and retain other qualified personnel in the future could harm our business. For example, we have recently hired a new chief financial officer. There can be no guarantee that our new chief financial officer will be able to work effectively with our existing management team.

   Competition for key personnel and other highly qualified technical and managerial personnel in the Internet banking services industry is intense, and we cannot assure you that we would be able to recruit management personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

   We currently rely on two independent data centers to provide our Internet banking products and services; any failure in either data center could cause us to lose customers.

   In the event of a failure or interruption in our systems, our reputation could be materially adversely harmed and we could lose many of our current and potential customers.

   All of our communications and network equipment related to our Internet banking operation is currently located in Westlake Village, California and at our regional center in Norcross, Georgia. We plan to integrate these two data centers to provide full system redundancy, instant fail-over and emergency backup capabilities. We cannot assure you that when fully integrated, these data centers will provide full system redundancy, instant fail-over and disaster recovery capabilities as expected. In addition, we may experience problems during this integration that could cause system failures and decreased levels of service.

   Although we have a disaster recovery plan in place, we do not currently have sufficient backup facilities to provide full Internet services if either the Westlake Village facility or the Norcross facility is not functioning. A natural disaster, such as a fire, an earthquake or a flood, at either of our facilities could result in failures or interruptions in providing our Internet banking products and services to our customers. Furthermore, our Westlake Village facility may be subject to rolling blackouts if the California energy crisis returns. Although we maintain and regularly test an uninterrupted power supply system for our critical systems, consisting of a back-up battery and a diesel generator, there is no assurance that this system will function properly, or at all, in case of a power loss. In addition to a potential loss of power, our systems are vulnerable to operational failures, telecommunications failure and similar events. For example, in July 2000, logical corruption to our system in one of our data centers caused an intermittent outage of approximately 48 hours while the problem was corrected. We have contracted to provide a certain level of service to our customers and, consequently, a failure or interruption of our system has in the past caused, and in the future could cause, us to refund fees to some of our customers to compensate for decreased levels of service. Even with the integration of our two facilities, we could experience a failure or interruption in our systems, which could lead to delays, loss of data or the inability to provide services to our customers.

   We are dependent on the widespread adoption of Internet banking by financial institutions, which have historically been slow to do so.

   We expect that we will continue to depend on Internet banking products and services for substantially all of our revenues in the foreseeable future. However, the market for Internet banking is still in the early adoption stage. To date, Internet banking has developed slowly within financial institutions, and purchasing decisions for Internet banking products are often delayed due to uncertainties relating to cost, return on investment and customer acceptance. In particular, some smaller financial institutions have been slower to adopt Internet banking than larger banks. We cannot predict the size of the market for Internet banking among financial institutions, the rate at which that market will grow, or whether there will be widespread end user acceptance of Internet banking products and services such as ours.

   We also depend on our financial institution customers to market and promote our products to their end user customers. Neither we nor our financial institution customers may be successful in marketing our current or future Internet banking products and services. Moreover, financial institutions generally agree to use our products and services pursuant to contracts with durations that range from one to five years. Upon expiration, these contracts may be discontinued and we may lose customers as a result. Unless our Internet banking products and services are successfully deployed and marketed by a large number of financial institutions and achieve widespread market acceptance by their end user customers for a significant period of time, we will not be able to achieve our business objectives and increase our revenues.

   We depend on the efficient operation of the Internet, other networks and systems of third parties; if they do not operate efficiently, we will not be able to effectively provide our products and services.

   We depend on the efficient operation of network connections from our customer financial institutions, their data processing vendors and bill payment providers. Further, portions of our revenue are dependent on continued usage by end users of Internet banking services and their connections to the Internet. Each of these connections, in turn, depends on the efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or have experienced outages. In addition, the majority of our services depend on real time connections to the systems of financial institutions, data processing vendors and bill payment providers. Any operational problems or outages in these systems would cause us to be unable to provide a real time connection to these systems and we would be unable to process transactions for end users, resulting in decreased revenues. In addition, any system delays, failures or loss of data, whatever the cause, could reduce customer satisfaction with our products and services and harm our sales.

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

   The market for Internet banking services is highly competitive. We may not be able to compete successfully against our current or future competitors and, accordingly, we cannot be certain that we will be able to expand the number of our customers and end users, retain our current customers or third-party service providers or maintain our current pricing levels for our products and services. We face competition from three main areas: other companies with outsourced Internet banking offerings, vendors of data processing services to financial institutions, and smaller, local online service outsourcing companies. Also, vendors who primarily target the largest financial institutions occasionally compete in our target market. Many of our current and potential competitors have longer operating histories and may be in a better position to produce and market their services due to their greater financial, technical, marketing and other resources, as well as their significantly greater name recognition and larger installed bases of customers. In addition, many of our competitors have well-established relationships with our current and potential financial institution customers and data processing vendors and have extensive knowledge of our industry.

   Security breaches could damage our reputation and business.

   Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. We transmit confidential financial information in providing our services. Users of Internet banking and other electronic commerce services are concerned about the security of transmissions over public networks. Therefore, it is critical that our facilities and infrastructure remain secure and be perceived by the marketplace as secure. A material security breach affecting us could damage our reputation, deter financial institutions from purchasing our products, deter their customers from using our products, or result in liability to us. Further, any material security breach affecting our competitors could affect the marketplace's perception of Internet banking in general and have the same adverse effects.

   Concerns over security and the privacy of end users have intensified both within and outside of the U.S., and may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. Any well-publicized compromise of security could deter people from using the Internet or using it to conduct transactions that involve transmitting confidential information. We may need to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Although we intend to continue to implement state-of-the-art security measures, persons may be able to circumvent the measures that we implement in the future. Eliminating computer viruses and alleviating other security problems may result in interruptions, delays or cessation of service to users accessing web sites that deliver our services, any of which could harm our business.

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

   Financial institutions use our products and services to provide Internet banking services to their customers. Any errors, defects or other performance problems in our products and services could result in financial or other damages to these financial institutions for which we may be liable. A product liability claim brought against us, even if not successful, would likely be time consuming, result in costly litigation and could seriously harm our business and reputation. Although our contracts typically contain provisions designed to limit our exposure to liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Moreover, we may be liable for transactions executed using Internet services based on our products and services even if the errors, defects or other problems are unrelated to our products and services.

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

  . future equity or debt offerings or acquisitions or our announcements of these transactions; and

  . economic well-being of financial institutions.

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

   Our lending operation could be adversely impacted by a downturn in the credit industry and by seasonal demand.

   A downturn in the credit industry, caused by increases in interest rates or a tightening of credit, among other factors, could harm our lending division's operations. A softening of demand for our outsourced solutions caused by a weakening of the economy generally may result in decreased revenues or lower growth rates. Also, the lending industry is generally subject to seasonal trends affecting loan demand.

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

   Neither federal depository institution regulators nor other federal regulators of financial services require us to obtain any licenses. We are subject to examination by federal depository institution regulators under the Bank Service Company Act, the Examination Parity and Year 2000 Readiness for Financial Institutions Act and the Gramm Leach Bliley Act of 1999. Although we believe we are not subject to direct supervision by federal and state banking agencies relating to other regulations, we have from time to time agreed to examinations of our business and operations by these agencies. These regulators have broad supervisory authority to remedy any shortcomings identified in any such examination.

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

   Our future success and ability to compete depend upon our proprietary technology. None of our technology is currently patented. Instead, we rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers. We also limit access to and distribution of our source code, and further limit the disclosure and use of other proprietary information. We cannot assure that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Monitoring unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

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

   Terrorism and the possibility of further acts of violence may have a material adverse effect on our operations.

   Terrorist attacks, such as the attacks that occurred on September 11, 2001, the response by the United States and further acts of violence or war may affect the market on which our common stock will trade, the markets in which we operate, and our operations and profitability. Further terrorist attacks against the United States or other countries may occur. The potential near-term and long-term effect of these attacks on our business, the market for our common stock and the global economy is uncertain. The consequences of any terrorist attacks, or any armed conflicts that may result, are unpredictable, and we may not be able to foresee events that could have an adverse material effect on our business or the trading price of our common stock.

   Our past and potential future acquisitions involve risks.

   We may acquire complementary technologies or businesses in the future. Due to consolidation trends within the Internet banking services industry, our failure to successfully implement a long-term acquisition strategy could damage our competitive position. We closed our acquisitions of nFront on February 10, 2000, 1View on June 21, 2000, ATA on July 31, 2000 and ViFi on January 28, 2002. Future acquisitions may involve large one-time write-offs, including goodwill impairment charges, and amortization expenses related to intangible assets. In this regard, any of these factors could adversely affect our operating results or stock price. Acquisitions involve numerous risks, including:

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

  . loss of acquired customers and strategic partners beyond projected thresholds;

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

ITEM 2. PROPERTIES

   Our principal offices currently occupy approximately 46,000 square feet in Calabasas, California, pursuant to a lease that expires May 31, 2003. During 2000, we entered into an agreement, which expires April 7, 2005, to lease approximately 52,130 square feet of office space in Westlake Village, California. This facility houses one of our principal data centers.

   We assumed leases in Athens and Norcross, Georgia in conjunction with our acquisition of nFront. These leases have been sublet and the subtenants will occupy and pay rent on these facilities in 2002. We currently lease and occupy approximately 58,672 square feet of office space in Norcross, Georgia. This lease expires July 5, 2005. We also currently occupy approximately 18,989 square feet of office space in Sacramento, California under a lease we assumed in connection with our ATA acquisition which will expire February 28, 2005. We also occupy approximately 17,265 of office space at a second location in Sacramento under a new lease commencing September 26, 2001 which will expire December 31, 2004.

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

   On December 6, 2001, we and three of our current and former officers and directors as well as most of the managing underwriters in our previous public offerings were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In re Initial Public Offering Securities Litigation, Joe Curtis McCollum vs. Digital Insight Corp. et al., No. 01 CV 11231. The complaint alleges claims based on Sections 11 and 15 of the Securities Act of 1933. The complaint also alleges claims solely against the underwriter defendants under
Section 12(2) of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934. We believe the lawsuit is without legal merit and intend to defend it vigorously.

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

                                                                   Common Stock
                                                                       Price
                                                                   -------------
                                                                    High   Low
                                                                   ------ ------
   2000
   First Quarter.................................................. $83.88 $33.25
   Second Quarter.................................................  47.38  29.88
   Third Quarter..................................................  43.50  23.38
   Fourth Quarter.................................................  36.69  11.50

   2001
   First Quarter.................................................. $22.13 $ 9.70
   Second Quarter.................................................  22.10   7.52
   Third Quarter..................................................  21.15  11.05
   Fourth Quarter.................................................  23.76   9.95

   We have never paid dividends on our common stock, and we anticipate that, in the foreseeable future, we will continue to retain any earnings for use in the operations of our business.

   (b) Holders

   As of January 31, 2002, there were 213 holders of record of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

   The selected financial data included in this table is derived from our consolidated financial statements for the years presented, which have been audited and reflect our merger with nFront in February 2000. The merger was accounted for as a pooling of interests and, accordingly, all prior periods have been restated to combine the results of Digital Insight and nFront. nFront's historical year end was June 30, and as such the restated consolidated financial statements as of December 31, 1998 and for the years ended December 31, 1997 and 1998 combine the Digital Insight historical financial statements for each of these periods with the historical financial statements of nFront as of June 30, 1999 and for the years ended June 30, 1998 and 1999. The consolidated financial statements as of December 31, 1999 and 2000 are presented on a conformed period basis. No adjustments have been necessary to conform accounting policies of the entities. There were no intercompany transactions requiring elimination in any period presented.

   During the fourth quarter of 2000, we adopted Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." Prior to the adoption of SAB 101, we recognized implementation fee income upon completion of the implementation process, which was typically 90 to 120 days after contract initiation. We also deferred the implementation costs and recognized them upon completion of the implementation. Under SAB 101, we now defer recognition of certain up front implementation fees and related direct incremental implementation costs and recognize them ratably over the greater of the initial contract term or the estimated life of the service relationship, generally four to five years. The adoption of SAB 101 resulted in a negative cumulative effect adjustment of approximately $2.5 million at January 1, 2000 to reflect the increase in deferred implementation revenue, which was partially offset by the increase in deferred direct implementation costs.

                                          Year Ended December 31,
                                -----------------------------------------------
                                  2001      2000      1999      1998     1997
                                --------  --------  --------  --------  -------
                                   (In thousands, except per share data)
Consolidated Statement of
 Operations Data
Revenues......................  $ 94,635  $ 54,428  $ 26,245  $ 13,195  $ 5,054
Cost of revenues..............    55,377    33,281    15,682     7,864    2,754
                                --------  --------  --------  --------  -------
Gross profit..................    39,258    21,147    10,563     5,331    2,300
Operating expenses............    93,205    82,376    30,022    13,361    5,386
                                --------  --------  --------  --------  -------
Loss from operations..........   (53,947)  (61,229)  (19,459)   (8,030)  (3,086)
Interest and other income,
 net..........................     1,999     3,740     1,441       282      111
Accretion of redeemable
 convertible preferred stock..       --        --       (136)     (273)     (36)
                                --------  --------  --------  --------  -------
Net loss attributable to
 common stockholders before
 cumulative effect of change
 in accounting method.........   (51,948)  (57,489)  (18,154)   (8,021)  (3,011)
Cumulative effect of change in
 accounting method............       --     (2,515)      --        --       --
                                --------  --------  --------  --------  -------
Net loss attributable to
 common stockholders..........  $(51,948) $(60,004) $(18,154) $ (8,021) $(3,011)
                                ========  ========  ========  ========  =======
Basic and diluted net loss per
 share before cumulative
 effect of change in
 accounting method............  $  (1.77) $  (2.25) $  (1.26) $  (0.80) $ (0.31)
Per share cumulative effect of
 change in accounting method..       --      (0.10)      --        --       --
                                --------  --------  --------  --------  -------
Basic and diluted net loss per
 share........................  $  (1.77) $  (2.35) $  (1.26) $  (0.80) $ (0.31)
                                ========  ========  ========  ========  =======
Shares used to compute basic
 and diluted net loss per
 share........................    29,301    25,534    14,389    10,055    9,651
                                ========  ========  ========  ========  =======

                                            As of December 31,
                                -----------------------------------------------
                                  2001      2000      1999      1998     1997
                                --------  --------  --------  --------  -------
                                              (In thousands)
Consolidated Balance Sheet
 Data
Cash, cash equivalents and
 short-term investments.......  $ 53,634  $ 81,710  $ 79,031  $  4,886  $ 3,407
Long-term investments.........    13,334       --        --        --       --
Working capital (deficit).....    54,396    73,569    73,921       (31)   1,941
Total assets..................   236,628   282,226   103,488    13,172    6,069
Total liabilities.............    39,737    42,391    17,304     8,088    2,781
Redeemable convertible
 preferred stock..............       --        --        --     15,092    6,819
Total stockholders' equity
(deficit).....................   196,891   239,835    86,184   (10,008)  (3,531)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. The forward-looking statements included in this section relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed under this caption and under the caption "Risk Factors" in Item 1 of Part I.

Overview

   We are a leading provider of Internet banking services to banks, credit unions, and savings and loans associations. We offer these financial institutions cost-effective outsourced solutions, branded in their name, which include Internet banking for their retail and business customers, an authorized loan decisioning and contact center, and other supporting products and services, such as electronic bill payment, eCommerce portal technology, wireless capability, advanced target marketing, and web site development and maintenance. In general, we provide our solutions to our customers over the Internet, from facilities hosted by us, which require minimal software installation at the customer site.

   In February 2000, we completed our merger with nFront. The merger was accounted for as a pooling of interests and accordingly, our financial statements for all prior periods have been restated to combine the results of Digital Insight and nFront. No adjustments were necessary to conform accounting policies of the entities. There were no intercompany transactions requiring elimination in any period presented. During 2000, we also completed our acquisitions of 1View and ATA. These acquisitions allowed us to expand our product line to include an electronic bill presentment and payment product and an online loan origination and decisioning product. We accounted for these acquisitions as purchases.

   Revenues consist primarily of recurring service fees and to a lesser extent, implementation fees and other revenues. We derive revenues primarily from long-term service contracts with financial institution customers, which pay recurring service fees based primarily on the number of end users or end user transactions, or fixed monthly amounts for hosting and maintaining web sites, as well as up-front implementation fees and optional services. Revenue from recurring service fees are recognized as services are provided.

   During the fourth quarter of 2000, we adopted Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." Prior to the adoption of SAB 101, we recognized implementation fee revenue upon the completion of the implementation process, which was typically 90 to 120 days after contract initiation. We also deferred the direct implementation costs and recognized them upon completion of the implementation. Under SAB 101, we defer recognition of certain implementation fee revenue, which includes set up fees for each service element purchased and mandatory training, that are not the culmination of a separate earnings process and recognize them ratably over the greater of the initial life of the customer contract or the estimated life of customer service relationship, generally three to five years. We also defer recognition of the related direct incremental implementation costs and recognize them ratably over the same period. The adoption of SAB 101 resulted in a $2.5 million cumulative effect adjustment at January 1, 2000 and a $1.6 million increase in our net loss for 2000 to reflect the increase in deferred implementation revenue partially offset by the increase in deferred direct implementation costs.

   Other revenues are derived from the sale of hardware purchased from third party vendors, web site design services, optional consulting and training services purchased separately by customers after implementation and license fees for licensing technology to non-service customers. These other revenues are recognized upon the completion or delivery of the product or service assuming we have no remaining obligations, the amounts due are fixed and determinable and collection of the related receivable is probable.

   Direct incremental implementation costs are comprised primarily of salaries and benefits of implementation personnel, consulting fees paid to third party implementation consultants and set up fees paid to third party vendors.

   Cost of revenues is comprised primarily of salaries and related personnel expenses, network costs, expenses related to the operation of our data centers and fees paid to third parties, including bill payment vendors, data processing vendors and communication services providers. Cost of revenues also include the recognition of deferred implementation costs which are being recognized ratably over the term of the customer relationship as discussed above.

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

   We have recorded aggregate deferred stock-based compensation of $14.6 million through December 31, 2001, including $6.6 million and $2.2 million of deferred stock-based compensation recorded in connection with the acquisitions of 1View and ATA, respectively. The remaining unamortized balance of deferred stock-based compensation of $1.4 million will be fully amortized by March 31, 2003.

   As of December 31, 2001, we had contracts with 1,438 financial institutions, 1,219 of which had contracted for Internet banking services, 499 of which had contracted for cash management services and 154 of which had contracted for lending services. We had approximately 2.4 million active Internet banking end users at the end of the year, up 60% from 1.5 million from a year earlier. We had a total of 992 Internet banking clients with live sites at December 31, 2001, which represented approximately 25.4 million potential end users and an overall penetration of 9.5 %. The total number of potential end users of the 1,219 contracted Internet banking institutions was approximately 28.1 million.

   During 2001, we strategically restructured our business to reduce operating expenses. The process included a review of potentially redundant functions and facilities. The majority of these redundancies resulted from the three acquisitions completed in 2000. As a result of this process, 58 employee positions were eliminated and our facility in San Francisco, California was closed. In 2001, we recorded a restructuring charge of approximately $3.3 million, comprised of approximately $1.6 million for severance payments and related benefits for employees whose positions were eliminated, approximately $1.0 million in deferred stock-based compensation expense for the acceleration of stock options and approximately $707,000 for exit costs as a result of the closure of the San Francisco facility and related lease termination.

   In January 2002, we announced another restructuring and cost reduction program. During 2002, we plan to restructure certain operations by geographically consolidating certain business functions. Although this consolidation is expected to reduce costs by eliminating additional redundant costs that resulted from our acquisitions, we do not expect the cost savings to begin to occur until late in 2002. The restructuring program will require an initial increase in staffing to manage the consolidated operations and we plan to reduce excess staff upon completion of the consolidation. We expect to record a restructuring charge of approximately $1.0 million to $1.5 million in the first quarter of 2002.

   We performed an impairment assessment of our long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 at December 31, 2001 in connection with assessing the impact of implementation of SFAS No. 142 "Goodwill and Other Intangible Assets." No impairment was indicated by the comparison of future undiscounted cash flows to the book value of the long-lived assets. However, as discussed further in "New Accounting Standards" below, we anticipate that in the first quarter of 2002 there will be a goodwill impairment charge of approximately $25.0 million to $30.0 million relating to the ATA acquisition as a result of applying the fair value method for assessing impairment as required by the adoption of SFAS No. 142.

Results of Operations

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

   Results of Operations. Net loss for the years ended December 31, 2001 and 2000 was approximately $51.9 million and approximately $60.0 million, respectively.

   Revenues. Revenues for the year ended December 31, 2001 were approximately $94.6 million, an increase of 74%, from approximately $54.4 million for the prior year.

   Revenues for the year ended December 31, 2001 included approximately $79.0 million related to the Internet banking division compared to approximately $48.0 million for the prior year. This increase of approximately $31.0 million, or 65%, resulted from an increased number of new financial institutions and end users combined with sales of additional services to our existing customer base. During 2001, active Internet banking end users increased 60% from approximately
1.5 million at December 31, 2000 to approximately 2.4 million at December 31, 2001.

   Revenues for the year ended December 31, 2001 included approximately $15.6 million relating to the lending division compared to approximately $6.4 million for the prior year. This increase of approximately $9.2 million resulted from a full year of operations in 2001 compared to a partial year of operations subsequent to the acquisition date in the prior year. In addition, our lending division is experiencing a shift in the mix of our lending application volumes toward Internet applications and away from the historical emphasis on call center applications. Internet applications produce slightly lower revenue per transaction; however the costs associated with Internet applications are relatively lower than those associated with our call center applications. Therefore, the shift in mix resulted in slightly lower revenues, but higher gross margins per transactions.

   Cost of Revenues. Cost of revenues for the year ended December 31, 2001 was approximately $55.4 million, an increase of 66%, from approximately $33.3 million for the prior year.

   Cost of revenues for the year ended December 31, 2001 included approximately $44.3 million related to the Internet banking division compared to approximately $27.6 million for the prior year. This increase of approximately $16.7 million, or 61%, was primarily due to the cost to implement and service additional financial institutions combined with continued investment in our data center infrastructure.

   Cost of revenues for the year ended December 31, 2001 included approximately $11.1 million related to the lending division compared to approximately $5.7 million for the prior year. This increase of approximately $5.4 million resulted from a full year of operations in 2001, compared to a partial year of operations subsequent to the acquisition date in the prior year.

   Gross Profit. Gross profit increased to approximately $39.3 million for the year ended December 31, 2001 from approximately $21.1 million for the prior year. Gross margin for the Internet banking division increased to 44% for the year ended December 31, 2001 from 43% for the prior year. Gross margin for the lending division as a percent of revenue increased to 29% for the year ended December 31, 2001 from 10% for the prior year. The increase in gross margin for the lending division was due in part to the shift away from the lower margin telephone-supported lending application services to the higher margin Internet-based lending application services.

   Sales, General and Administrative. Sales, general and administrative expenses for the year ended December 31, 2001 were approximately $30.8 million, a decrease of approximately $700,000, compared to approximately $31.5 million for the prior year. As a percentage of revenue, sales, general and administrative expenses were 33% for the year ended December 31, 2001 compared to 58% for the prior year. This decrease was a result of an increase in revenues without a corresponding increase in sales, general and administrative expenses.

   Research and Development. Research and development expenses for the year ended December 31, 2001 were approximately $23.4 million, an increase of approximately $1.3 million, compared to approximately $22.1 million for the prior year. This increase was primarily due to higher personnel expenses required for the functional enhancements of existing products and the development of new products. Research and development expenses, as a percentage of revenue, decreased to 25% for the year ended December 31, 2001, from 41% for the year ended December 31, 2000, primarily as a result of an increase in revenues.

   Amortization of Goodwill and Intangible Assets. Amortization of goodwill and intangible assets increased to approximately $35.7 million for the year ended December 31, 2001 from approximately $16.1 million for the year ended December 31, 2000, as a result of a full year of amortization in 2001 compared to a partial year's amortization in the prior year. This increase was primarily due to the acquisitions of 1View and ATA which generated goodwill and intangible assets of approximately $150.2 million, which are being amortized on a straight-line basis over the estimated lives of three to six years.

   Restructuring Charge. In connection with our 2001 restructuring plan, we recorded a restructuring charge of approximately $3.3 million for the year ended December 31, 2001.

   Interest and Other Income, Net. Interest and other income, net, was approximately $2.0 million for the year ended December 31, 2001, a decrease of $1.7 million, compared to approximately $3.7 million for the prior year. This decrease was primarily due to lower rates of return on our investments, lower average cash balances invested and an increase in interest expense due to increased outstanding debt.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

   Results of Operations. Net loss for the years ended December 31, 2000 and 1999 was approximately $60.0 million and $18.2 million, respectively. Using the historical method of revenue recognition, the net loss would have been approximately $56.1 for the year ended December 31, 2000.

   Revenues. Revenues for the year ended December 31, 2000 were approximately $54.4 million, an increase of 107%, from approximately $26.2 million for the prior year.

   Revenues for the year ended December 31, 2000 included approximately $48.0 million related to the Internet banking division compared to approximately $26.2 million for the prior year. This increase of approximately $21.8 million, or 83%, resulted from an increased number of new financial institutions and end users combined with sales of additional services to our existing customer base, partially offset by a SAB 101 revenue adjustment of approximately $5.1 million. During 2000, active Internet banking end users increased 100% from approximately 750,000 at December 31, 1999 to approximately 1.5 million at December 31, 2000.

   Revenues for the year ended December 31, 2000 included approximately $6.4 million related to the lending division acquired during the year.

   Cost of Revenues. Cost of revenues for the year ended December 31, 2000 was approximately $33.3 million, an increase of 112%, from approximately $15.7 million for the prior year.

   Cost of revenues for the year ended December 31, 2000 included approximately $27.6 million related to the Internet banking division compared to approximately $15.7 million for the prior year. This increase of approximately $11.9 million, or 76%, was primarily due to increased costs to implement and service additional financial institutions combined with continued investment in our data center infrastructure partially offset by a SAB 101 adjustment of approximately $3.1 million.

   Cost of revenue for the year ended December 31, 2000 included approximately $5.7 million related to the lending division acquired during the year.

   Gross Profit. Gross profit increased to approximately $21.1 million for the year ended December 31, 2000 from approximately $10.6 million for the prior year. Gross margin for the Internet banking division increased to 43% for the year ended December 31, 2000 from 40% for the prior year. Gross margin for the lending division was 10% for the year ended December 31, 2000.

   Sales, General and Administrative. Sales, general and administrative expenses were approximately $31.5 million for the year ended December 31, 2000 compared to approximately $22.3 million for the prior year. This increase was primarily due to an increase in sales commissions associated with higher revenues, higher personnel expenses for sales and marketing staff, increased staffing for finance and accounting, new senior management positions and growth in recruiting and human resource expenses. As a percentage of revenue, sales, general and administrative expenses were 58% for the year ended December 31, 2000 compared to 85% for the prior year.

   Research and Development. Research and development expenses were approximately $22.1 million for the year ended December 31, 2000 compared to approximately $7.8 million for the prior year. This increase was primarily due to higher personnel and consulting expenses required for the functional enhancements of existing products and the development of new products. Research and development expenses as a percentage of revenue were 41% for the year ended December 31, 2000, compared to 30% for the prior year.

   Amortization of Goodwill and Intangible Assets. Amortization of goodwill and intangible assets was approximately $16.1 million for the year ended December 31, 2000.

   Merger-Related Expenses. In connection with the merger of nFront, we incurred related expenses of approximately $12.7 million comprised of direct transaction costs and non-recurring redundant costs.

   Interest and Other Income, Net. Interest and other income, net, was approximately $3.7 million for the year ended December 31, 2000, an increase of $2.3 million, compared to approximately $1.4 million for the prior year. This increase was primarily due to interest earned on higher average cash balances in the year ended December 31, 2000 as a result of our public offerings in October 1999 and August 2000 and of nFront's public offering in July 1999.

Critical Accounting Policies and Estimates

   Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, deferred taxes, impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

   We apply to following critical accounting policies in the preparation of our consolidated financial financial statements:

  . Revenue Recognition Policy. We recognize revenue as discussed in the "Overview" section.

  . Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  . Investments. We record an impairment charge when we believe an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

  . Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

  . Impairment of Long-Lived Assets. We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets in accordance with SFAS No. 121 which generally requires us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. Upon implementation of SFAS No. 142 on January 1, 2002, we will use the fair value method to assess our goodwill on at least an annual basis and the undiscounted cash flows method will continue to be used for qualifying identifiable intangible assets and other long-lived assets. As discussed in the "Overview" and "New Accounting Standards" sections, we anticipate recording a goodwill impairment charge upon adoption of SFAS No. 142 in the first quarter of 2002. These impairment assessments could result in additional impairment charges to reduce the carry values of these assets in the future.

  . Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Segment Reporting

   Since the acquisition of ATA in July 2000, we have managed our business in two reportable segments: the Internet banking division and the lending division. The results of operations from these reportable segments were as follows for the years ended December 31, 2001 and 2000:

                             Internet banking   Lending   Corporate and
                               division(1)    division(2)   other(3)     Total
                             ---------------- ----------- ------------- --------
                                               (in thousands)
   Year ended December 31,
    2001:
     Revenues..............      $ 79,045       $15,590     $    --     $ 94,635
     Gross profit..........        34,793         4,465          --       39,258
     Loss from operations..       (13,391)       (1,551)     (39,005)    (53,947)
   Year ended December 31,
    2000:
     Revenues..............      $ 48,040       $ 6,388     $    --     $ 54,428
     Gross profit..........        20,477           670          --       21,147
     Loss from operations..       (30,457)       (1,989)     (28,783)    (61,229)

--------
(1) Loss from operations includes amortization of deferred stock-based compensation of $3.8 million and $4.8 million for the years ended December 31, 2001 and 2000, respectively.

(2) Loss from operations includes amortization of deferred stock-based compensation of $1.0 million and $453,000 for the years ended December 31, 2001 and 2000, respectively. Amounts for the year end December 31, 2000 represent operations from the date of acquisition.

(3) Represents amortization of goodwill and intangible assets, a restructuring charge and merger-related expenses. The restructuring charge includes amortization of deferred stock-based compensation of $940,000 for the year ended December 31, 2001.

   For the year ended December 31, 2001, no customer accounted for more than 10% of our total revenues. We have no foreign operations.

Provision for Income Taxes

   We incurred operating losses from inception through December 31, 2001, and therefore have not recorded any significant provision for income taxes. Due to the uncertainty surrounding the realization of the benefits in future tax returns, we have recorded a valuation allowance for the full amount of our net operating loss carryforwards and other deferred tax assets. As of December 31, 2001, we had net operating loss carryforwards for federal and state tax purposes of approximately $100.5 million and $43.5 million, respectively. The state tax loss carryforwards began to expire in 2004 and the federal tax loss carryforwards begin to expire in 2011. Under the provisions of the Internal Revenue Code of 1986, as amended, certain substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

Liquidity and Capital Resources

   At December 31, 2001, we had cash and cash equivalents of approximately $15.3 million, short-term investments of approximately $38.3 million and long-term investments of approximately $13.3 million. A $10.0 million certificate of deposit is pledged as collateral against a multiple disbursement note we signed in connection with an equipment line of credit with a bank. The remaining investments are in commercial paper. Our intent is to hold these investments to maturity. For financial statement presentation we classify our investments as short-term and long-term, based upon their maturity dates, except for a portion of the $10.0 million certificate of deposit that has been reclassified to long-term investments to correspond to the long-term portion of the multiple disbursement note. All of our investments except for the $10.0 million certificate of deposit are readily marketable.

   The value of our commercial paper is sensitive to changes in the level of U.S. interest rates and the market ratings of the underlying companies. Therefore, if our commercial paper is sold prior to its maturity date, a gain or loss may result.

   In May 2001, we renewed a $10.0 million secured revolving credit commitment from a bank, which matures in July 2002. Interest on the outstanding borrowings is payable monthly. The interest rate on this credit commitment is equal to the bank's prime rate. The credit commitment is collateralized by all of our assets. As of December 31, 2001, we had no outstanding advances under the credit commitment. As of January 31, 2002, we had $4.0 million of advances under this credit commitment.

   In August 2000, we obtained a $10.0 million equipment leasing line of credit evidenced by a Multiple Disbursement Note from a bank, collateralized by the participating equipment and a $10.0 million certificate of deposit. The terms of the note were revised in August 2001 to allow principal to be borrowed from time to time prior to October 31, 2001. Interest will accrue at either (i) the bank's prime rate less 1% or (ii) 1.5% above the rate stated on the certificate of deposit pledged as collateral for the note. Under the revised terms, interest and principal will be paid in 34 monthly installments, commencing November 30, 2001. As of December 31, 2001, we had $9.4 million in borrowings outstanding under this note and the interest rate on the note was 4.6% per annum.

   Cash used in operating activities was approximately $10.0 million for the year ended December 31, 1999, approximately $40.2 million for the year ended December 31, 2000 and approximately $8.9 million for the year ended December 31, 2001. The decrease in cash used in operating activities from 2000 to 2001 was primarily due to the net changes in operating assets and liabilities and a decrease in the net loss. The increase in cash used in operating activities from 1999 to 2000 was primarily due to an increase in our net loss from approximately $18.0 million in 1999 to approximately $60.0 million in 2000. The net loss for the year ended December 31, 2000 included $12.7 million of costs related to our merger with nFront.

   Cash used in investing activities was approximately $37.3 million for the year ended December 31, 1999, approximately $4.3 million for the year ended December 31, 2000, and approximately $54.1 million for the year ended December 31, 2001. The increase in cash used in investing activities from 2000 to 2001 was primarily due to the purchasing of investments with excess cash. The decrease in cash used in investing activities from 1999 to 2000 was primarily due to the use of our invested excess cash, which was partially offset by infrastructure expansion and expenditures for equipment for our back up data centers.

   Cash provided by financing activities was approximately $93.6 million for the year ended December 31, 1999, approximately $64.7 million for the year ended December 31, 2000, and approximately $6.8 million for the year ended December 31, 2001. The decrease in cash provided by financing activities from 2000 to 2001 was primarily due to the public offering of our common stock in 2000, partially offset by increased debt payments. The decrease in cash provided by financing activities from 1999 to 2000 was primarily due to the difference in net proceeds of our secondary public offering, which was completed in 2000, compared to the net proceeds of our public offerings in 1999.

   We have no material commitments other than our revolving credit commitment, our multiple disbursement note, obligations under our operating and capital leases, and minimum vendor purchase commitments. Our commitments under these obligations are as follows:

                                              Payment Schedule
                            -----------------------------------------------------
                             Total   2002    2003    2004   2005  2006 Thereafter
                            ------- ------- ------- ------- ----- ---- ----------
                                               (in thousands)
   Long term debt.......... $ 9,411 $ 3,529 $ 3,529 $ 2,353 $ --  $ --    $ --
   Capital lease
    obligations............   1,613   1,202     411     --    --    --      --
   Operating leases........   9,776   3,363   2,921   2,708   780    4      --
   Minimum vendor purchase
    commitments............  16,917   5,667   6,000   5,167    83   --      --
                            ------- ------- ------- ------- ----- ----    ----
   Total obligations....... $37,717 $13,761 $12,861 $10,228 $ 863 $  4    $ --
                            ======= ======= ======= ======= ===== ====    ====

   Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing efforts. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related data center equipment, and personnel.

   We believe that our cash and cash equivalents balances and funds available under our existing lines of credit will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to invest our cash in excess of current operating requirements in interest-bearing, investment grade obligations.

New Accounting Standards

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for the hedge accounting. We adopted SFAS No. 133 in the first quarter of 2001. To date, we have not engaged in any hedging activity and therefore the adoption of this new standard has had no significant impact on us.

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes a new standard for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill from past business combinations, will cease. The adoption date for SFAS No. 141 and 142 will be January 1, 2002. We anticipate recording a goodwill impairment charge of approximately $25.0 million to $30.0 million from the adoption of SFAS No. 142 in the first quarter of 2002. In addition, excluding the impact of the ViFi acquisition, annual amortization expense will decrease by approximately $25.0 million in 2002.

   In August of 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We expect to adopt SFAS No. 143 effective January 1, 2003 and do not expect that the adoption of this new standard will have a significant impact on our results of operations and financial position.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for "Long-Lived Assets to Be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. The adoption date for SFAS No. 144 will be January 1, 2002. The impact to us of adopting this new accounting standard is being assessed in conjunction with SFAS No. 142, which is discussed above.

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

   We are also exposed to the impact of interest rate changes as they affect our revolving credit commitment and the multiple disbursement note. The interest rate charged on these credit facilities varies with the bank's prime rate and, consequently, our interest expense will fluctuate with changes in the general level of U.S. interest rates. As of December 31, 2001, we had no outstanding advances under our revolving credit commitment and $9.4 million under the multiple disbursement note.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Financial statements are submitted as a separate section of this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated by reference to the sections and subsections entitled (i) "Proposal One Election of Directors,"
(ii) "Executive Compensation" and (iii) "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

   On February 14, 2002, we announced the appointment of Elizabeth Murray as our executive vice president and chief financial officer. Ms. Murray is expected to start her employment with us on March 1, 2002. On February 12, 2002, Paul Fiore resigned from our board of directors to pursue other interests.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference to the section entitled "Executive Compensation" contained in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" contained in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

   (b) Reports on Form 8-K filed during the last quarter:

   None.

   (c) Exhibits

   The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Agreement and Plan of Merger, dated January 3, 2002, by and among
         Registrant, ViFi LLC and Virtual Financial Services, Inc./1/

  3.1 Third Amended and Restated Certificate of Incorporation of Registrant, as currently in effect./2/

  3.2    Restated Bylaws of Registrant, as currently in effect./2/

  3.3 First, Second and Third Amendments to the Bylaws of Registrant. Filed herewith.

  4.1    Specimen Common Stock Certificate./2/

  4.2 Third Amended and Restated Rights Agreement dated February 10, 2000, between the Registrant and the parties named therein./3/

  4.3    Warrant Agreement to Purchase Shares of Preferred Stock of AnyTime
         Access, Inc., dated May 7, 1999, issued to Silicon Valley Bank./4/

  4.4    Warrant Agreement to Purchase Shares of Preferred Stock of AnyTime
         Access, Inc., dated July 1, 1999, issued to Silicon Valley Bank./4/

 10.1* Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers./2/

 10.2* Stock Option Agreement dated October 13, 1998, between John Dorman and the Registrant./2/

 10.3* Stock Option Agreement dated March 30, 1999, between Kevin McDonnell and the Registrant./2/

 10.4* Stock Option Agreement dated March 30, 1999, between Stephen Zarate and the Registrant./2/

 10.5*   1997 Stock Plan./2/

 10.6*   1999 Stock Plan and related agreements./2/

 10.7*   First, Second and Third Amendments to 1999 Stock Plan./9/

 10.8*   1999 Stock Plan, as amended, of 1View Network Corporation./4/

 10.9*   1997 Stock Plan, as amended, of AnyTime Access, Inc./5/

 10.10*  2001 Non-Employee Directors Stock Option Plan, as amended, First and
         Second Amendments./9/,/11/,/12/

 10.11*  1999 Employee Stock Purchase Plan and related agreements./2/

 10.12   Commercial Office Lease dated August 4, 1997, by and between Arden
         Realty Limited Partnership, a Maryland Limited Partnership, and
         Registrant./2/

 Exhibit
 Number                                Description
 -------                               -----------
 10.13   Master Lease Agreement dated March 1, 1999, between Registrant and
         Silicon Valley Bank./2/

 10.14   Moneyline Express (Metavante) Agreement dated February 27, 1997.
         (Confidential treatment has been requested for portions of this agreement)./2/

 10.15 Lease, dated as of July 9, 1998, between Schneider Atlanta, L.P. and nFront, Inc./6/

 10.16   Standard Office Lease, dated as of March 6, 2000, by and between Arden
         Realty Finance Partnership, L.P. and the Registrant./6/

 10.17   Revolving Note and Commercial Security Agreement and Agreement for
         Issuance of Letters of Credit, dated May 31, 2000, between City
         National Bank and the Registrant./7/,/10/

 10.18   Sublease Agreement, dated November 23, 1999, as amended, between Antec
         Corporation and nFront, Inc./7/

 10.19   Multiple Disbursement Note dated August 18, 2000 between City National
         Bank and the Registrant./4/

 10.20 Security Agreement dated August 18, 2000 between City National Bank and the Registrant./4/

 10.21 Letter dated September 5, 2000 from City National Bank to Registrant regarding the Security Agreement dated August 18, 2000./4/

 10.22* Letter dated September 11, 2000, detailing employment agreement between Joe McDoniel, Senior Vice President Operations, and the
         Registrant./4/

 10.23* Letter dated September 28, 2000 detailing employment agreement between Robert Surridge, Senior Vice President, Lending Division, and the
         Registrant./4/

 10.24*  Option Agreement dated September 14, 2000 between Joe McDoniel and
         Registrant./4/

 10.25* Letter dated February 1, 2001, detailing employment agreement between Dale Walker, President and Chief Operating Officer, and the
         Registrant. /8/

 10.26*  Option Agreement dated March 5, 2001 between Dale Walker and
         Registrant./8/

 10.27 Letter dated April 17, 2001, detailing employment and option agreement between Melvin Takata, Senior Vice President and Chief Technology
         Officer and the Registrant./10/

 10.28 Letter dated September 24, 2001, detailing employment and option agreement between Bruce Isaacson, Senior Vice President, Product
         Management, Marketing and Alliances and the Registrant./11/

 10.29 Letter dated October 8, 2001, detailing employment and option agreement between Drew Hyatt, Senior Vice President, Internet Banking
         Client Services and the Registrant./11/

 10.30   Shareholder Agreement, dated as of May 13, 1998, as amended./3/

 10.31   Stockholder Agreement, dated January 3, 2002./1/

 10.32 Letter dated February 1, 2002, detailing employment and option agreement between Elizabeth Murray, Executive Vice President and Chief
         Financial Officer and the Registrant. Filed herewith.

 21.1    Subsidiaries of the Registrant. Filed herewith.

 23.1 Consent of PricewaterhouseCoopers LLP, Independent Accountants. Filed herewith.

--------
*  Management contract or compensatory plan or arrangement.

1 Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K dated February 5, 2002.

2 Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 333-81547), which was declared effective on September 30, 1999.

3 Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

4 Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

5 Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-43636), which was filed with the SEC on August 11, 2000.

6 Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

7 Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 333-41196), which was declared effective on August 1, 2000.

8 Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

9 Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10 Incorporated by reference to the exhibits filed with the Registrant's
   Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

11 Incorporated by reference to the exhibits filed with the Registrant's
   Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

12 Incorporated by reference to Appendix A of the Registrant's Definitive Proxy
   Statement filed with the SEC on March 23, 2001.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2002                  Digital Insight Corporation

                                                   /s/ John Dorman
                                          By: _________________________________
                                                       John Dorman
                                                Chairman of the Board and
                                                 Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signatures                       Title                  Date
              ----------                       -----                  ----

         /s/  John Dorman             Chairman of the Board     February 22, 2002
 ____________________________________  and Chief Executive
              John Dorman              Officer (Principal
                                       Executive Officer)

       /s/  Dale R. Walker            President, Chief          February 22, 2002
 ____________________________________  Operating Officer and
            Dale R. Walker             Director

        /s/  Michael Dunn             Vice President, Finance   February 22, 2002
 ____________________________________  (Principal Financial
             Michael Dunn              and Accounting Officer)

        /s/  James McGuire                                      February 22, 2002
 ____________________________________
             James McGuire            Director

        /s/  Robert North                                       February 22, 2002
 ____________________________________
             Robert North             Director

       /s/  Betsy S. Atkins                                     February 22, 2002
 ____________________________________
            Betsy S. Atkins           Director

       /s/  Michael Hallman                                     February 22, 2002
 ____________________________________
            Michael Hallman           Director

     /s/  Michael R. Splinter                                   February 22, 2002
 ____________________________________
          Michael R. Splinter         Director

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Digital Insight Corporation

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Digital Insight Corporation and subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on the index and appearing on page F-26 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As described in Note 2 to the consolidated financial statements, the Company adopted Staff Account Bulletin No. 101 in the year ended December 31, 2000, and changed its method of recognizing implementation revenue and related direct incremental implementation costs.

/s/ PricewaterhouseCoopers LLP

Century City, California
January 29, 2002

                          DIGITAL INSIGHT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                              December 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                   ASSETS
                                   ------
Current assets:
  Cash and cash equivalents................................ $ 15,334  $ 71,523
  Short-term investments...................................   38,300    10,187
  Accounts receivable, net of allowance for doubtful
   accounts of $518 and $221 at December 31, 2001 and 2000,
   respectively............................................   19,133    14,403
  Accumulated implementation costs.........................    4,973     4,551
  Other current assets.....................................    2,893     3,907
                                                            --------  --------
    Total current assets...................................   80,633   104,571
Property and equipment, net................................   37,784    36,352
Goodwill and intangible assets, net........................   98,382   135,067
Accumulated implementation costs...........................    5,941     5,173
Long-term investments......................................   13,334       --
Other assets...............................................      554     1,063
                                                            --------  --------
    Total assets........................................... $236,628  $282,226
                                                            ========  ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
  Accounts payable......................................... $  3,142  $  5,308
  Accrued compensation and related benefits................    3,465     3,237
  Customer deposits and deferred revenue...................    7,434    12,442
  Other accrued liabilities................................    7,465     6,477
  Line of credit...........................................      --      1,000
  Current portion of capital lease obligations.............    1,202     2,265
  Current portion of long-term debt........................    3,529       278
                                                            --------  --------
    Total current liabilities..............................   26,237    31,007
Capital lease obligations..................................      411     1,706
Long-term debt.............................................    5,882     2,222
Customer deposits and deferred revenue.....................    7,207     7,456
                                                            --------  --------
    Total liabilities......................................   39,737    42,391
                                                            --------  --------
Commitments and contingencies (Note 9)
Stockholders' equity:
  Common stock; $.001 par value, 100,000,000 shared
   authorized; 29,638,479 and 28,902,998 shares issued and
   outstanding at December 31, 2001 and 2000,
   respectively............................................       30        29
  Additional paid in-capital...............................  337,461   333,845
  Stockholders' notes receivable...........................     (124)     (115)
  Deferred stock-based compensation........................   (1,409)   (6,805)
  Accumulated deficit...................................... (139,067)  (87,119)
                                                            --------  --------
    Total stockholders' equity.............................  196,891   239,835
                                                            --------  --------
    Total liabilities and stockholders' equity............. $236,628  $282,226
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                     For the year ended
                                                        December 31,
                                                 ----------------------------
                                                   2001      2000      1999
                                                 --------  --------  --------
Revenues........................................ $ 94,635  $ 54,428  $ 26,245
Cost of revenues (including amortization of
 stock-based compensation of $760, $394 and $78
 for the years ended December 31, 2001, 2000 and
 1999, respectively)............................   55,377    33,281    15,682
                                                 --------  --------  --------
Gross profit....................................   39,258    21,147    10,563
                                                 --------  --------  --------
Operating expenses:
  Sales, general and administrative (including
   amortization of stock-based compensation of
   $1,134, $1,195 and $1,039 for the years ended
   December 31, 2001, 2000 and 1999,
   respectively)................................   30,780    31,454    22,250
  Research and development (including
   amortization of stock-based compensation of
   $2,923, $3,626 and $104 for the years ended
   December 31, 2001, 2000 and 1999,
   respectively)................................   23,420    22,139     7,772
  Amortization of goodwill and intangible
   assets.......................................   35,729    16,125       --
  Restructuring charge (including amortization
   of stock-based compensation of $940 for the
   year ended December 31, 2001)................    3,276       --        --
  Merger-related expenses.......................      --     12,658       --
                                                 --------  --------  --------
    Total operating expenses....................   93,205    82,376    30,022
                                                 --------  --------  --------
Loss from operations............................  (53,947)  (61,229)  (19,459)
Interest and other income, net..................    1,999     3,740     1,441
                                                 --------  --------  --------
Net loss before cumulative effect of change in
 accounting method..............................  (51,948)  (57,489)  (18,018)
Accretion of redeemable convertible preferred
 stock..........................................      --        --       (136)
                                                 --------  --------  --------
Net loss attributable to common stockholders
 before cumulative effect of change in
 accounting method..............................  (51,948)  (57,489)  (18,154)
Cumulative effect of change in accounting
 method.........................................      --     (2,515)      --
                                                 --------  --------  --------
Net loss attributable to common stockholders.... $(51,948) $(60,004) $(18,154)
                                                 ========  ========  ========
Basic and diluted net loss per share before
 cumulative effect of change in accounting
 method......................................... $  (1.77) $  (2.25) $  (1.26)
Per share cumulative effect of change in
 accounting method..............................      --      (0.10)      --
                                                 --------  --------  --------
Basic and diluted net loss per share............ $  (1.77) $  (2.35) $  (1.26)
                                                 ========  ========  ========
Shares used to compute basic and diluted net
 loss per share.................................   29,301    25,534    14,389
                                                 ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (in thousands, except share data)

                                                                                                  Total
                            Common Stock    Additional Stockholders'   Deferred               Stockholders'
                          -----------------  Paid-In       Notes     Stock-Based  Accumulated    Equity
                            Shares   Amount  Capital    Receivable   Compensation   Deficit     (Deficit)
                          ---------- ------ ---------- ------------- ------------ ----------- -------------
Balance at December 31,
 1998...................  10,636,377  $11    $  4,618      $(201)      $(2,732)    $ (11,704)   $(10,008)
Interest on
 stockholders' notes....         --    --         --         (15)          --            --          (15)
Stock options
 exercised..............     344,573   --         204        --            --            --          204
Warrants to purchase
 Series B preferred
 stock..................         --    --         147        --            --            --          147
Accretion of redeemable
 convertible preferred
 stock..................         --    --        (136)       --            --            --         (136)
Proceeds from the
 issuance of common
 stock..................      32,959   --         504        --            --            --          504
Deferred stock-based
 compensation...........         --    --       1,768        --         (1,768)          --          --
Amortization of deferred
 stock-based
 compensation...........         --    --         --         --          1,221           --        1,221
Conversion of redeemable
 convertible preferred
 stock..................   5,953,306    6      23,473        --            --            --       23,479
Issuance of common stock
 in initial public
 offerings..............   6,051,500    6      86,057        --            --            --       86,063
Adjustment to conform
 year ends..............         --    --         136        --            --          2,607       2,743
Net loss................         --    --         --         --            --        (18,018)    (18,018)
                          ----------  ---    --------      -----       -------     ---------    --------
Balance at December 31,
 1999...................  23,018,715   23     116,771       (216)       (3,279)      (27,115)     86,184
Issuance of common stock
 and options in
 acquisition of 1View
 Network Corporation....     629,313    1      38,739        --         (6,568)          --       32,172
Issuance of common
 stock, options and
 warrants in acquisition
 of AnyTime Access,
 Inc....................   2,001,186    2     112,675        --         (2,173)          --      110,504
Issuance of common stock
 in public offerings....   2,150,000    2      62,358        --            --            --       62,360
Stock options
 exercised..............     988,440    1       1,740        --            --            --        1,741
Issuance of warrants to
 purchase common stock..         --    --         473        --            --            --          473
Proceeds from other
 issuances of common
 stock..................     115,344   --       1,089        --            --            --        1,089
Amortization of deferred
 stock-based
 compensation...........         --    --         --         --          5,215           --        5,215
Interest on
 stockholders' notes....         --    --         --         (12)          --            --          (12)
Payment on stockholders'
 notes..................         --    --         --         113           --            --          113
Net loss................         --    --         --         --            --        (60,004)    (60,004)
                          ----------  ---    --------      -----       -------     ---------    --------
Balance at December 31,
 2000...................  28,902,998   29     333,845       (115)       (6,805)      (87,119)    239,835
Amortization of deferred
 stock-based
 compensation...........         --    --         --         --          5,757           --        5,757
Deferred stock-based
 compensation...........         --    --         361        --           (361)          --          --
Proceeds from other
 issuances of common
 stock..................     147,404   --       1,224        --            --            --        1,224
Interest on
 stockholders' notes....         --    --         --          (9)          --            --           (9)
Stock options
 exercised..............     588,077    1       2,031        --            --            --        2,032
Net loss................         --    --         --         --            --        (51,948)    (51,948)
                          ----------  ---    --------      -----       -------     ---------    --------
Balance at December 31,
 2001...................  29,638,479  $30    $337,461      $(124)      $(1,409)    $(139,067)   $196,891
                          ==========  ===    ========      =====       =======     =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      For the year ended
                                                         December 31,
                                                  -----------------------------
                                                    2001      2000       1999
                                                  --------  ---------  --------
Cash flows from operating activities:
 Net loss.......................................  $(51,948) $ (60,004) $(18,018)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Cumulative effect of change in accounting
  method........................................       --       2,515       --
 Depreciation and amortization of property and
  equipment.....................................    11,258      5,983     1,914
 Amortization of deferred stock-based
  compensation..................................     5,757      5,215     1,221
 Amortization of goodwill and intangible
  assets........................................    35,729     16,125       --
 Interest income on stockholders note
  receivable....................................        (9)       (12)      (15)
 Loss from sale of property and equipment.......       --         167       --
 Adjustment to conform fiscal year ends for
  pooled acquisition............................       --         --      3,275
 Changes in operating assets and liabilities,
  net of effects of acquisitions:
  Accounts receivable...........................    (4,730)    (4,152)   (5,337)
  Accumulated implementation costs..............    (1,190)    (9,445)     (144)
  Other current assets..........................     1,014        696    (3,539)
  Other assets..................................       509       (602)      961
  Accounts payable..............................    (2,166)      (621)    2,433
  Accrued compensation and related benefits.....       228     (1,644)    3,133
  Customer deposits and deferred revenue........    (5,257)    11,054     3,569
  Other accruals................................     1,944     (5,466)      566
                                                  --------  ---------  --------
  Net cash used in operating activities.........    (8,861)   (40,191)   (9,981)
                                                  --------  ---------  --------
Cash flows from investing activities:
 Purchase of investments........................   (59,447)       --    (27,757)
 Acquisition of property and equipment..........   (12,690)   (19,846)   (9,576)
 Disposal of equipment..........................       --         --         69
 Acquisition payment............................       --      (2,000)      --
 Proceeds from sale of investments..............    18,000     17,570       --
                                                  --------  ---------  --------
  Net cash used in investing activities.........   (54,137)    (4,276)  (37,264)
                                                  --------  ---------  --------
Cash flows from financing activities:
 Principal payments on debt.....................    (8,946)    (4,587)   (1,378)
 Proceeds from debt.............................    12,499      4,000       --
 Net proceeds from public issuance of common
  stock.........................................       --      62,360    86,567
 Proceeds from other issuances of common stock..     3,256      2,943       204
 Proceeds from issuance of redeemable
  convertible preferred stock...................       --         --      8,440
 Repurchase of redeemable convertible preferred
  stock.........................................       --         --       (200)
                                                  --------  ---------  --------
  Net cash provided by financing activities.....     6,809     64,716    93,633
                                                  --------  ---------  --------
Net (decrease) increase in cash and cash
 equivalents....................................   (56,189)    20,249    46,388
Cash and cash equivalents, beginning of period..    71,523     51,274     4,886
                                                  --------  ---------  --------
Cash and cash equivalents, end of period........  $ 15,334  $  71,523  $ 51,274
                                                  ========  =========  ========
Supplementary disclosures of cash flow
 information:
 Cash paid during the year for interest.........  $    504  $     188  $     32
Supplemental non-cash investing and financing
 activities:
 Acquisition of property and equipment under
  capital lease obligation......................       --      (6,610)      --
 Capital lease obligations incurred.............       --       6,610       892
 Warrants issued................................       --         473       147
 Conversion of mandatorily redeemable
  convertible preferred stock to common stock...       --         --     23,479
Effect of acquisitions:
 Accounts receivable and other assets...........       --      (3,062)      --
 Property and equipment.........................       --      (3,651)      --
 Goodwill and intangible assets.................       --    (151,189)      --
 Accounts payable, accrued compensation and
  benefits and other accruals...................       --      12,139       --
 Capital lease obligation.......................       --         695       --
 Customer deposits and deferred revenue.........       --         392       --
 Deferred stock-based compensation..............       --      (8,741)      --
 Common stock issued in acquisition.............       --     151,417       --

  The accompanying notes are an integral part of these consolidated financial statements.

                          DIGITAL INSIGHT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

   Digital Insight Corporation (the "Company"), which incorporated in March 1997 in Delaware, provides Internet banking services to credit unions, small to mid-sized banks and savings and loans. Its Internet banking services include Internet banking and bill payment services for individual customers, business banking for business customers, a target marketing program to increase financial services to end users, and customized web site design and implementation and other services. In addition, the Company, through its acquisition of AnyTime Access, Inc. ("ATA") in 2000, is a provider of services that allow credit unions, banks and insurance companies to outsource their consumer loan origination and processing functions. Substantially all of the Company's revenues are derived from these services.

   On February 10, 2000, the Company merged with nFront, Inc. ("nFront"). The merger was accounted for as a pooling of interests; therefore, the financial results for the Company and nFront have been combined for the historical periods presented in accordance with the pooling of interests method.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles generally accepted in the United States. Actual results could differ from those estimates.

Cash, cash equivalents and investments

   The Company considers all highly liquid investments purchased with a maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents at December 31, 2001 consist of money-market funds and commercial paper.

   The Company considers all investments maturing after three months but within 12 months to be short-term investments and investments maturing after 12 months to be long-term investments. Investments are comprised primarily of certificates of deposit and commercial paper. The Company classifies, at the date of acquisition, its investments into categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Currently, the Company classifies its investments as held-to-maturity. These securities are stated at amortized cost plus accrued interest.

Property and equipment

   Property and equipment is carried at cost. Assets held under capital leases are recorded at the present value of the minimum lease payments at lease inception. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the asset.

   When assets are sold or retired, the asset and related depreciation allowance is eliminated from the records and any gain or loss on disposal is included in operations. Expenditures for maintenance and repairs are charged to operations when incurred.

                          DIGITAL INSIGHT CORPORATION

Capitalized software costs

   The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized computer software costs consist of purchased software licenses, implementation costs, consulting and payroll-related costs for certain projects that qualify for capitalization. The Company expenses costs related to preliminary project assessment, research and development, re-engineering, training and application maintenance as incurred. Costs capitalized at December 31, 2001 and 2000 were approximately $16.7 million and approximately $11.6 million, respectively. The capitalized software costs are being depreciated on a straight-line method over a period of three years upon being placed in service. Amortization of approximately $3.9 million and approximately $1.6 million was charged for the years ended December 31, 2001 and 2000, respectively. No amortization had been charged for the year ended December 31, 1999.

Goodwill and intangible assets

   Goodwill and intangible assets represent the excess purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed in the acquisitions of 1View Network Corporation ("1View") ($38.7 million) and ATA ($111.5 million). Goodwill and intangible assets are amortized using the straight-line method over the periods benefited, one to six years. At December 31, 2001, goodwill and intangible assets are comprised of the following components (in thousands):

                                                    1View      ATA      Total
                                                   --------  --------  --------
   Goodwill....................................... $ 33,783  $ 85,301  $119,084
   Assembled workforce............................      --      1,490     1,490
   Customer relationships.........................      --     20,230    20,230
   Acquired technology............................    4,900     4,140     9,040
   Covenant not-to-compete........................      --        380       380
                                                   --------  --------  --------
                                                     38,683   111,541   150,224
   Less accumulated amortization..................  (19,642)  (32,200)  (51,842)
                                                   --------  --------  --------
                                                   $ 19,041   $79,341  $ 98,382
                                                   ========  ========  ========

Impairment of long-lived assets

   The Company assesses potential impairments to its long-lived assets, including identifiable intangible assets and goodwill, periodically in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company also assesses the impairment of enterprise level goodwill periodically in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 17 "Intangible Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include, but are not limited to: significant under performance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more or the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, then the Company recognizes an

                          DIGITAL INSIGHT CORPORATION
impairment loss. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, determined either based on the market value if available, or discounted cash flows, if not. Goodwill and identifiable intangible assets for the 1View acquisition are evaluated at the enterprise level, as no separate identifiable cash flows exist for that operation. Goodwill and identifiable intangible assets are evaluated at the business unit level for the ATA business as the lending division generates separately identifiable cash flows. The Company performed an impairment assessment of its long lived assets in accordance with SFAS No. 121 at December 31, 2001 in connection with assessing the impact of implementation of SFAS No. 142 "Goodwill and Other Intangible Assets." No impairment was indicated by the comparison of future undiscounted cash flows to the book value of the long-lived assets. However as discussed further in the "New accounting standards" section of Note 2, the Company anticipates that there will be an impairment of a portion of the ATA goodwill as a result of applying the fair value method for assessing impairment as required by the adoption of SFAS No. 142 in the first quarter of 2002.

Fair value of financial instruments

   The Company's financial instruments include cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, accrued liabilities and debt. The carrying value of these financial instruments approximates fair value due to their short-term nature or the current market trends.

Concentration of credit risk

   The market for Internet banking in the United States, in which the Company operates, is characterized by rapid technological developments, frequent new product introductions and changes in end user requirements. The Company's future success will depend on its ability to develop, introduce and market enhancements to its existing products and services, to introduce new products and services in a timely manner, which meet customer requirements, and to respond to competitive pressures and technological advances. Further, the emergence of new industry standards, whether through adoption by official standards committees or widespread use by financial institutions or other financial institution data processing vendors, could require the Company to redesign its products and services.

   During the years ended December 31, 2001, 2000 and 1999, no customer accounted for 10% or more of total revenues.

   The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the nature of the customers being financial institutions and credit unions as well as the number of its customers and geographic areas. The Company maintains an allowance for doubtful accounts. Write-offs of accounts receivable were insignificant during the years ended December 31, 2001, 2000 and 1999.

   The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per institution. At December 31, 2001 and 2000, the Company had cash and cash equivalent accounts in excess of the FDIC insured limits.

Revenue recognition

   The Company derives revenues primarily from long-term service contracts with financial institution clients, who pay recurring fees based primarily on the number of end users, end user transactions, or flat monthly amounts for hosting and maintaining web sites, as well as up-front implementation fees and optional services. Revenue from recurring service fees are recognized as services are provided.

                          DIGITAL INSIGHT CORPORATION

   During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." Prior to the adoption of SAB 101, the Company recognized implementation fee revenue upon the completion of the implementation process, which was typically 90 to 120 days after contract initiation. The Company also deferred the direct implementation costs and recognized them upon completion of the implementation. Under SAB 101, the Company defers recognition of certain implementation fee revenue, which includes set up fees for each service element and mandatory training, that are not the culmination of a separate earnings process and recognizes them ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship, generally three to five years. The company also defers the recognition of the related direct incremental implementation costs and recognizes them ratably over the same period. The adoption of SAB 101 resulted in a $2.5 million cumulative effect adjustment at January 1, 2000 and a $1.6 million increase in net loss for the 2000 operating results to reflect the increase in deferred implementation revenue partially offset by the increase in deferred implementation costs.

   Other revenue are derived from the sale of hardware purchased from third party vendors, web site design, optional consulting and training services purchased separately by customers after implementation, which represents the culmination of a separate earnings process, and license fees for licensing technology to non-service customers. These other revenues are recognized upon the completion or delivery of the product or service assuming: no company obligations remain; amounts are fixed and determinable; and collection of the related receivable is reasonably assured.

   Revenues are comprised of the following components:

                                                        2001    2000    1999
                                                       ------- ------- -------
   Recurring service fees............................. $81,347 $46,459 $16,894
   Ratably recognized implementation fees.............   6,133   3,722     --
                                                       ------- ------- -------
                                                        87,480  50,181  16,894
   Implementation and other fees recognized prior to
    SAB 101...........................................     --      --    9,351
   Other revenues.....................................   7,155   4,247     --
                                                       ------- ------- -------
     Total revenues................................... $94,635 $54,428 $26,245
                                                       ======= ======= =======

   Direct incremental implementation costs are comprised primarily of salaries and benefits of implementation personnel, consulting fees paid to third party implementation consultants, and set up fees paid to third party vendors. Deferred direct incremental implementation costs are included in accumulated implementation costs in the accompanying balance sheets.

Advertising expense

   The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 amounted to $68,900, $1,142,000 and $246,700, respectively.

Research and development

   Research and development costs are charged to operations as incurred.

Income taxes

   The Company uses the liability method to account for income taxes. Under this method, deferred taxes are determined based on differences between the financial statement and tax basis of assets and liabilities, and is

                          DIGITAL INSIGHT CORPORATION
measured at the enacted tax rates that will be in effect when those differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock-based compensation

   The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation for stock options is measured as the excess, if any, of the fair market value of the Company's stock price at the date of grant as determined by the Board of Directors over the amount an employee must pay to acquire the stock. The pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied, have been presented in Note 14.

Net loss per share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share," and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase rights. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants.

Comprehensive income

   The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in stockholders' equity during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income other than net losses.

Segments

   The Company discloses information for reportable segments and other information required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company manages its business in two reportable segments: the internet banking division and the lending division.

New accounting standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on their balance sheets as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company adopted SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity, therefore the adoption of this new standard did not have a significant impact on the Company.

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting

                          DIGITAL INSIGHT CORPORATION
requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill from past business combinations will cease. The adoption date for SFAS No. 141 and 142 will be January 1, 2002. The Company anticipates recording an impairment charge of approximately $25 million to $30 million from the adoption of SFAS No. 142. in the first quarter of 2002. In addition, annual amortization expense related to the goodwill will decrease by approximately $25 million in 2002, excluding the impact of the acquisition of Virtual Financial Services, Inc. ("ViFi") discussed in Note 20.

   In August of 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with The Retirement of Long-Lived Assets," which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects to adopt SFAS No. 143 effective January 1, 2003 and does not expect that the adoption of this new standard will have a significant impact on its results of operations and financial position.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for Segments of a Business to Be Disposed Of." This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. The adoption date for SFAS No. 144 will be January 1, 2002. The impact to the Company of adopting this new accounting standard is being assessed in conjunction with SFAS No. 142, which is discussed above.

Reclassifications

   Certain reclassifications have been made to the consolidated financial statements for 2000 and 1999 in order to conform to the 2001 presentation.

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

   As the merger was accounted for as a pooling of interests, all prior periods have been restated. nFront's historical year end was June 30 and the Company's consolidated financial statements for the year ended December 31, 1999 were restated to conform year ends. Accordingly, an adjustment for nFront's operating results for the period of overlap from January 1, 1999 through June 30, 1999 has been reflected as an

                          DIGITAL INSIGHT CORPORATION
adjustment to accumulated deficit in the 1999 consolidated financial statements. No adjustments were necessary to conform accounting policies of the entities. There were no intercompany transactions requiring elimination in any period presented.

4. ACQUISITIONS

   On June 21, 2000, the Company completed its acquisition of 1View, a company based in San Francisco, California that provides electronic information aggregation solutions for the financial services market. The purchase price consisted of $2 million in cash and 921,872 shares of common stock and shares underlying options to purchase common stock in exchange for all of the outstanding shares and options of 1View. The fair value of the common stock issued in connection with the acquisition was valued at approximately
$38.7 million. The estimated fair value of the Company stock issued was $42 per share based on the average trading price for the 4 days before, 4 days after and including the public announcement date of the transaction. Vested and unvested employee stock options were valued using the Black-Scholes pricing model and the intrinsic value related to unvested employee options was allocated to deferred stock-based compensation. The acquisition was accounted for using the purchase method of accounting. The purchase accounting resulted in goodwill and identifiable intangible assets of approximately $38.7 million, which is being amortized on a straight-line basis over the estimated useful life of three years. Deferred stock-based compensation of approximately $6.6 million was included for the unvested stock options assumed in connection with the acquisition, which is being amortized over the estimated service period of the employees.

   On July 31, 2000, the Company completed its acquisition of ATA, a company based in Sacramento, California that provides services and solutions that allow credit unions, banks and other financial institutions to outsource certain consumer communication and other administrative functions associated with consumer loan originations. The Company issued 2,121,862 shares of common stock and shares underlying options and warrants to purchase common stock with an estimated fair value of approximately $112.7 million in exchange for all of the outstanding shares, options and warrants of ATA. The estimated fair value of the Company stock issued was $53 per share based on the average trading price for the 4 days before, 4 days after and including the public announcement date of the transaction. Vested and unvested employee stock options and warrants were valued using the Black-Scholes pricing model and the intrinsic value related to unvested employee options was allocated to deferred stock-based compensation. The acquisition was accounted for using the purchase method of accounting. The purchase accounting resulted in goodwill and identifiable intangible assets of approximately $111.5 million, which is being amortized over the estimated useful lives of one to six years. Deferred stock-based compensation in the amount of approximately $2.2 million was included for the unvested stock options assumed in connection with the acquisition, which is being amortized over the estimated service period of the employees.

                          DIGITAL INSIGHT CORPORATION

5. CASH, CASH EQUIVALENTS AND INVESTMENTS

   At December 31, 2001, cash and cash equivalents, short-term investments and long-term investments consist of the following (in thousands):

                                                Unrealized Unrealized Estimated
                                         Cost     losses     Gains    Fair Value
                                        ------- ---------- ---------- ----------
   Cash and cash equivalents
     Cash.............................. $ 4,085    $ --      $ --      $ 4,085
     Money market funds................   4,729      --        --        4,729
     Commercial paper..................   6,520      (3)       --        6,517
                                        -------    ----      -----     -------
                                        $15,334    $ (3)     $ --      $15,331
                                        =======    ====      =====     =======
   Short-term investments
     Certificate of deposit............ $ 4,764    $ --      $ --      $ 4,764
     Commercial paper..................  33,536      (7)       150      33,679
                                        -------    ----      -----     -------
                                        $38,300    $ (7)     $ 150     $38,443
                                        =======    ====      =====     =======
   Long-term investments
     Certificates of deposit........... $ 5,882    $ --      $ --      $ 5,882
     Commercial paper..................   7,452      (2)        50       7,500
                                        -------    ----      -----     -------
                                        $13,334    $ (2)     $  50     $13,382
                                        =======    ====      =====     =======

   At December 31, 2000, cash and cash equivalents and short-term investments consist of the following (in thousands):

                                                                      Estimated
                                                Unrealized Unrealized   Fair
                                         Cost     losses     Gains      Value
                                        ------- ---------- ---------- ---------
   Cash and cash equivalents
     Cash.............................. $ 5,122    $ --       $ --     $ 5,122
     Money market funds................   6,412      --         --       6,412
     Commercial paper..................  59,989     (27)         2      59,964
                                        -------    ----       ----     -------
                                        $71,523    $(27)      $  2     $71,498
                                        =======    ====       ====     =======
   Short-term investments
     Certificate of deposit............ $10,187    $ --       $ --     $10,187
                                        =======    ====       ====     =======

   There were no realized gains or losses on investments for the years ended December 31, 2001 and 2000 and a net realized gain of $758,000 for the year ended December 31, 1999. The certificate of deposit held at December 31, 2001 is pledged as collateral for the Company's $10 million multiple disbursement note, as further discussed in Note 8. Accordingly, we have classified a portion of the certificate of deposit pledged as a long-term investment to correspond to the long-term portion of the multiple disbursement note.

                          DIGITAL INSIGHT CORPORATION

6. PROPERTY AND EQUIPMENT

                                                            December 31,
                                                          ------------------
                                                            2001      2000
                                                          --------  --------
     Property and equipment includes the following (in
      thousands):
       Leasehold improvements............................ $  6,309  $  4,618
       Equipment.........................................   33,589    23,383
       Software..........................................   16,682    11,617
       Furniture and fixtures............................    4,723     3,683
       Construction in process...........................      574     5,886
                                                          --------  --------
                                                            61,877    49,187
       Less accumulated depreciation and amortization....  (24,093)  (12,835)
                                                          --------  --------
                                                          $ 37,784  $ 36,352
                                                          ========  ========

   Assets acquired under capitalized lease obligations are included in property and equipment and totaled approximately $5,147,000 with related accumulated amortization of approximately $1,919,000 and $901,000 at December 31, 2001 and 2000, respectively.

7. REVOLVING LINE OF CREDIT

   In May 2001, the Company renewed its $10 million secured revolving credit commitment (the "Revolver") from a bank, which matures in July 2002. Interest on the outstanding borrowings is payable monthly. The interest rate on the Revolver is equal to the bank's prime rate. The Revolver is collateralized by all of the Company's assets. The Company had no outstanding advances as of December 31, 2001 and $1 million outstanding as of December 31, 2000 on the Revolver.

   Under covenants of the Revolver, the Company is required to (i) maintain a tangible net worth of not less than $20 million at all times, (ii) maintain a ratio of total senior liabilities to tangible net worth of not more than 1.5 to 1, (iii) ensure quarterly losses do not exceed specified amounts, and (iv) maintain liquid assets of not less than the greater of (a) twice the amount of Revolver and other bank debt outstanding, or (b) the total cash expenditures (as defined). The Company was in compliance with the covenants at December 31, 2001.

8. LONG-TERM DEBT

   In August 2000, the Company obtained a $10 million equipment leasing line of credit evidenced by a Multiple Disbursement Note from a bank, collateralized by the participating equipment and a $10 million certificate of deposit. The terms of the note were revised in August 2001 to allow principal to be borrowed from time to time prior to October 31, 2001. Interest will accrue at either (i) the bank's prime rate less 1% or (ii) 1.5% above the rate stated on the certificate of deposit pledged as collateral for the note. Under the revised terms, interest and principal will be paid in 34 monthly installments, commencing November 30, 2001. As of December 31, 2001, the Company had $9.4 million in borrowings outstanding under this note and the interest rate on the note was 4.6% per annum.

9. COMMITMENTS AND CONTINGENCIES

   The Company leases its facilities and certain equipment under non-cancelable operating and capital leases with various expiration dates through 2005. Certain of the facilities leases have renewal options. Additionally, the terms of the facilities leases provide generally for rental payments on a graduated scale. The Company

                          DIGITAL INSIGHT CORPORATION
recognizes rent expense on a straight-line basis over the lease period. Rent expense under the facility leases was approximately $3,335,000, $2,289,000 and $768,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

   Future minimum lease payments under all noncancelable capitalized and operating leases for the next five years ending December 31 are as follows (in thousands):

                                                            Capital  Operating
                                                            -------  ---------
     2002..................................................  $1,285   $3,363
     2003..................................................     430    2,921
     2004..................................................     --     2,708
     2005..................................................     --       780
     2006..................................................     --         4
                                                            -------   ------
     Total minimum lease payments..........................   1,715   $9,776
                                                                      ======
     Amount representing interest..........................    (102)
                                                            -------
     Present value of capitalized lease obligations........   1,613
     Less: current portion of capitalized lease
      obligations..........................................  (1,202)
                                                            -------
     Long-term portion of capitalized lease obligations.... $   411
                                                            =======

   In February 2001, the Company entered into a long-term contract with a vendor to provide bill payment services. The contract includes minimum annual purchase commitments as follows (in thousands):

       2002............................................................. $ 5,667
       2003.............................................................   6,000
       2004.............................................................   5,167
       2005.............................................................      83
                                                                         -------
         Total.......................................................... $16,917
                                                                         =======

   From time to time the Company may be involved in litigation arising in the normal course of its business. Although the Company is not a party to any litigation that it believes would have a material adverse effect, individually or in the aggregate, on the Company's business, financial condition, results of operations or liquidity, it is possible that in the future we could become a party to such proceedings.

10. INCOME TAXES

   As of December 31, 2001, the Company had estimated net operating loss carryforwards for federal and state purposes of approximately $100.5 million and $43.5 million, respectively. Federal and state net operating loss carryforwards begin to expire in the years 2011 and 2004, respectively.

   Given its history of operating losses and potential limitations on the utilization of net operating losses, the Company has recorded a full valuation allowance against its deferred tax assets as there is uncertainty surrounding the realization of the benefits in future tax returns. Accordingly, the accompanying statements of operations include no benefit for income taxes.

                          DIGITAL INSIGHT CORPORATION

   The components of the Company's deferred taxes are (in thousands):

                                                               December 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
   Deferred tax assets:
     Net operating loss carryforwards....................... $ 38,055  $ 34,683
     Research credit carryforwards..........................      527       527
     Stock compensation.....................................     (359)    3,371
     Accruals, reserves and other...........................   (5,298)   (1,561)
     Amortization of acquired intangible assets.............      --     (9,791)
                                                             --------  --------
                                                               32,925    27,229
     Deferred tax asset valuation allowance.................  (32,925)  (27,229)
                                                             --------  --------
     Net deferred tax assets................................ $    --   $    --
                                                             ========  ========

11. STOCKHOLDERS' NOTES RECEIVABLE

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

   Upon separation from the Company in October 2000, one of these former officers paid $113,000 in repayment of his note. Interest income realized for the years ended December 31, 2001, 2000 and 1999 on the loans was $9,000, 12,000 and $15,000, respectively.

12. COMMON AND PREFERRED STOCK WARRANTS

   In connection with certain borrowings in 1998 and 1999, the Company issued warrants to purchase redeemable convertible preferred stock, which after the Company's initial public offering resulted in warrants to purchase 28,819 and 22,222 shares of common stock for $3.47 and $2.70 per share, respectively. Using the Black-Scholes pricing model, the Company estimated that the aggregate fair value of the warrants was $211,000. The warrants were exercised in 2000 and the Company issued 21,648 shares of common stock in March 2000, for a purchase price equivalent to $75,119, and 20,819 shares of common stock in May 2000 for a purchase price equivalent of $56,211. The Company recognized interest expense of $60,000 related to the warrants in 1999.

   On May 31, 2000, the Company issued a warrant to purchase 35,000 shares of common stock at a price per share of $40.5625 to Aurum Technologies, Inc. in connection with the execution of a vendor agreement. This warrant expired unexercised on May 31, 2001. Using the Black-Scholes pricing model, the Company estimated that the aggregate fair market value of the warrant was $473,000, and is amortizing the charge over the 36 month term of the agreement.

   In conjunction with its acquisition of ATA, the Company has assumed all outstanding warrants of ATA, which converted into warrants to purchase 48,208 shares of common stock. The exercise price for these warrants range from $4.42 to $25.95 per share. These warrants expire in various periods through July 2009. The Company utilized the Black-Scholes pricing model to compute the fair value of the ATA warrants at the date of acquisition and included this amount in the purchase price of ATA.

                          DIGITAL INSIGHT CORPORATION

   Warrants to purchase 11,447 shares of common stock at an exercise price of $25.95 per share remain outstanding at December 31, 2001.

13. COMMON STOCK

   In July 1999, nFront completed its initial public offering of 2,026,500 shares for net proceeds of approximately $31.6 million.

   In October 1999, Digital Insight completed its initial public offering of 4,025,000 shares of common stock for net proceeds of approximately $54.5 million.

   In August 2000, Digital Insight completed its secondary public offering of 2,150,000 shares of common stock for net proceeds of approximately $62.3 million.

14. STOCK-BASED COMPENSATION PLANS

   Options under the Company's stock-based compensation plans may be granted for periods of up to ten years, with the exception of an incentive stock option ("ISO") granted to an optionee who owns stock representing more than 10% of the voting power of all classes of stock of the parent or subsidiary, in which case the term of the option shall be five years, provided that (i) the exercise price of an ISO and nonqualified stock option ("NSO") shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options generally vest in monthly installments over four years following the date of grant, subject to the optionee's continuous service. However, for first time grants, the initial vesting shall occur twelve months from the vesting start date, at which time 25% of the shares will be vested. The remaining shares are vested over the remaining three years.

1997 Stock Plan

   In August 1997, the Company adopted the 1997 Stock Plan (the "1997 Plan"). The 1997 Plan provides for the granting of stock options and common stock to employees and consultants of the Company. Options granted under the 1997 Plan may be either ISO or NSO. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. As of December 31, 2001, the Company has reserved 3,000,000 shares of common stock for issuance under the 1997 Plan. At December 31, 2001, there were 1,166,228 shares of common stock available for future grant under the 1997 Plan. The Company does not intend to grant any additional options under this plan.

1999 Stock Plan

   In June 1999, the Company adopted the 1999 Stock Incentive Plan (the "1999 Plan"). At December 31, 2001, the Company has reserved 4,500,000 shares of common stock for issuance under the 1999 Plan. The 1999 Plan allows grants of ISOs, NSOs and restricted stock to employees, non-employee board members and consultants. At December 31, 2001, there were 279,470 shares of common stock available for future grant under the 1999 Plan.

   The 1999 Plan is subject to annual increases on March 1 of each year, equal to 750,000 shares, 5% of the Company's shares outstanding on that date, or a lesser amount determined by the board of directors.

                          DIGITAL INSIGHT CORPORATION

1View Plan

   In connection with the acquisition of 1View, the Company assumed the Stock Option Plan of 1View, including incentive and non-statutory stock options to purchase 292,559 shares of common stock with an exercise price of $0.44 per share. Options granted under the 1View Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over periods up to four years. At December 31, 2001, there were 156,435 shares of common stock available for future grant. The Company does not intend to grant any additional options under this plan.

ATA Plan

   In connection with the acquisition of with ATA, the Company assumed the Stock Option Plan of ATA, including incentive and non-statutory stock options to purchase 68,347 shares of common stock with exercise prices ranging from $0.48 per share to $37.62 per share. Options granted under the ATA Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over periods up to four years. At December 31, 2001, there were 121,740 shares of common stock available for future grant. The Company does not intend to grant any additional options under this plan.

2001 Non-Employee Director Stock Option Plan

   On May 3, 2001, the Company adopted the 2001 Non-Employee Director Stock Option Plan, which provides for the granting of stock options to outside directors who are not employees of the Company. The options granted under this plan are NSOs. At December 31, 2001, the Company has reserved 250,000 shares of common stock for issuance under this plan. The plan is subject to annual increases on March 1 of each year, equal to the lesser of 50,000 shares, 1/10 of one percent of the outstanding common shares on such date, or a lesser amount determined by the board of directors. As of December 31, 2001, there were 100,000 shares of common stock available for future grant.

   Stock option activity under the plans is as follows:

                                   1999                     2000                     2001
                         ------------------------ ------------------------ ------------------------
                                       Exercise                 Exercise                 Exercise
                           Options    Price Per     Options    Price Per     Options    Price Per
                         Outstanding    Share     Outstanding    Share     Outstanding    Share
                         ----------- ------------ ----------- ------------ ----------- ------------
Outstanding at January
 1......................  1,436,204   $0.30-$1.00  2,042,276  $0.30-$44.50  4,091,681  $0.19-$83.88
Assumed from nFront.....        --            --     627,926  $2.12-$75.99        --            --
Assumed from 1View......        --            --     292,559     $0.44            --            --
Assumed from ATA........        --            --      68,347  $0.48-$37.62        --            --
Granted.................  1,061,785  $1.75-$44.50  2,529,142  $0.19-$83.88  2,357,450  $7.55-$22.81
Cancelled...............   (110,765) $0.30-$13.00   (480,129) $0.19-$81.00   (956,413) $0.19-$80.00
Exercised...............   (344,948) $0.30-$39.94   (988,440) $0.30-$22.45   (588,077) $0.19-$17.44
                          ---------  ------------  ---------  ------------  ---------  ------------
Outstanding at
 December 31............  2,042,276  $0.30-$44.50  4,091,681  $0.19-$83.88  4,904,641  $0.19-$83.88
                          =========  ============  =========  ============  =========  ============

                          DIGITAL INSIGHT CORPORATION

   Options outstanding and exercisable by price range as of December 31, 2001:

                          Options Outstanding                                Options Exercisable
------------------------------------------------------------------------ ----------------------------
   Range of                       Weighted-Average      Weighted-Average             Weighted-Average
Exercise Prices  Outstanding Remaining Contractual Life  Exercise Price  Exercisable  Exercise Price
---------------  ----------- -------------------------- ---------------- ----------- ----------------
$ 0.0000-$ 8.50     974,831             7.1                 $   2.95        556,212      $ 1.7577
$ 8.6000-$17.00   2,206,774             9.0                   $12.47        259,505      $12.2427
$17.1000-$25.50     494,653             8.5                   $21.66        100,373      $23.0258
$25.6000-$34.00     162,535             6.9                   $30.49         66,302      $30.7590
$34.1000-$42.00     754,385             7.8                   $37.54        310,718      $37.5152
$42.6000-$51.00      50,100             8.1                   $45.73         22,798      $45.7647
$51.1000-$59.50         500             8.3                   $51.25            208      $51.2500
$59.6000-$68.00      50,500             7.1                   $62,40         22,776      $62.3747
$68.1000-$76.50     197,863             7.3                   $73.30        100,063      $73.2996
$76.6000-$84.00      12,500             6.2                   $79.50          5,726      $79.5048
                  ---------             ---                 --------      ---------      --------
                  4,904,641             8.2                 $19.4433      1,444,681      $21.0610
                  =========                                               =========

1999 Employee Stock Purchase Plan

   On June 21, 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 600,000 shares of common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's common stock on every May 1 and November 1 of each year. The price of the common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the offering date of each two-year offering period or the specified purchase date. During the year ended December 31, 2001, 119,795 shares were purchased for approximately $1.2 million and 81,985 shares were purchased for approximately $1.1 million during the year ended December 31, 2000. At December 31, 2001, there were 398,220 shares of common stock available for future purchase.

Deferred stock-based compensation

   Through December 31, 2001, the Company recorded deferred stock-based compensation of $14,597,000 (including deferred stock-based compensation of $6,568,000 and $2,173,000 recorded in connection with the acquisitions of 1View and ATA, respectively) related to the issuance of stock options at prices subsequently determined to be below fair market value. These charges are being amortized over the estimated service period of the employees. Amortization of $5,757,000, $5,215,000 and $1,221,000 has been recognized as stock-based compensation expense in the years ended December 31, 2001, 2000 and 1999, respectively.

                          DIGITAL INSIGHT CORPORATION

Fair value disclosures

   The Company applies the provisions of APB 25 and related interpretations in accounting for employee stock-based compensation arrangements. For the years ended December 31, 2001, 2000 and 1999 had compensation cost been determined pursuant to SFAS No. 123, the Company's net loss would have been as follows (in thousands, except per share data):

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1999      2000      2001
                                                  --------  --------  --------
   Net loss:
     As reported................................. $(18,154) $(60,004) $(51,948)
     Pro forma...................................  (20,893)  (94,155)  (83,243)
   Net loss per share--basic and diluted:
     As reported................................. $  (1.26) $  (2.35) $  (1.77)
     Pro forma...................................    (1.44)    (3.69)    (2.84)

   The Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                                 Year Ended
                                                                December 31,
                                                               ----------------
                                                               2001  2000  1999
                                                               ----  ----  ----
   Expected life (years)......................................    5    4     4
   Risk free interest rate.................................... 4.39% 5.9%  5.5%
   Expected volatility........................................   90% 110%   80%
   Dividend yield.............................................  --    --    --

15. EMPLOYEE BENEFITS

   Effective September 1, 1998, the Company adopted a Defined Contribution Profit Sharing Plan. This plan includes a 401(k) salary deferral plan. Employees are eligible to participate in the plan upon meeting minimum eligibility requirements. Contributions to the 401(k) are in the form of employee-salary deferrals. The plan allows the Company to make matching contributions, in amounts determined by the Company, to an employee's deferrals and provides for additional discretionary contributions by the Company. Through December 31, 2001, the Company had not made any matching or additional discretionary contributions under the plan.

                          DIGITAL INSIGHT CORPORATION

16. RESTRUCTURING CHARGE

   In February 2001, the Company strategically restructured its business to reduce operating expenses. The process included a review of potentially redundant functions and facilities. The majority of these redundancies resulted from the three acquisitions completed in 2000. As a result of this process, 58 employee positions were eliminated and the Company's facility in San Francisco, California was closed. During 2001, the Company recorded a restructuring charge of approximately $1,629,000 for severance payments and related benefits for employees whose positions were eliminated, approximately $940,000 in deferred stock-based compensation expense for the acceleration of stock options and approximately $707,000 for exit costs as a result of the closure of the San Francisco facility and related lease termination.

                                                   Deferred
                                Employee  Exit   stock-based
                                related   costs  compensation  Total
                                --------  -----  ------------ -------
   Restructuring accrual (in
    thousands)
     Restructuring accrual..... $ 1,629   $ 707     $ 940     $ 3,276
     Cash payments.............  (1,376)   (707)      --       (2,083)
     Non-cash disposals........     --      --       (940)       (940)
                                -------   -----     -----     -------
       Accrual at December 31,
        2001................... $   253   $ --      $ --      $   253
                                =======   =====     =====     =======

   The remaining employee related portion of the restructuring reserve is expected to be paid out in the first quarter of 2002.

17. REPORTABLE SEGMENTS

   Since the acquisition of ATA in July 2000, the Company has managed its business in two reportable segments: the Internet banking division and the lending division. The results of operations from these reportable segments were as follows for the years ended December 31, 2001 and 2000 (in thousands):

                                  Internet
                                   banking     Lending    Corporate
                                 division(1) division(2) and Other(3)  Total
                                 ----------- ----------- ------------ --------
Year ended December 31, 2001:
  Revenue.......................  $ 79,045     $15,590     $    --    $ 94,635
  Gross Profit..................    34,793       4,465          --      39,258
  Loss from operations..........   (13,391)     (1,551)     (39,005)   (53,947)
Year ended December 31, 2000:
  Revenue.......................  $ 48,040     $ 6,388     $    --    $ 54,428
  Gross Profit..................    20,477         670          --      21,147
  Loss from operations..........   (30,457)     (1,989)     (28,783)   (61,229)

--------
(1) Loss from operations includes amortization of deferred stock-based compensation of $3,800 and $4,762 for the years ended December 31, 2001 and 2000, respectively.

(2) Loss from operations includes amortization of deferred stock-based compensation of $1,017 and $453 for the years ended December 31, 2001 and 2000, respectively. Amounts for the year end December 31, 2000 represent operations from the date of acquisition.

(3) Represents amortization of goodwill and intangible assets, a restructuring charge and merger-related expenses. The restructuring charge includes amortization of deferred stock-based compensation of $940 for the year ended December 31, 2001.

For the year ended December 31, 2001, no customer comprised more than 10% of revenues. The Company has no foreign operations.

                          DIGITAL INSIGHT CORPORATION

18. NET LOSS PER SHARE

   The following table sets forth the computation of basic and diluted net loss per share for the years indicated (in thousands, except per share data):

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   2001      2000      1999
                                                 --------  --------  --------
   Net loss attributable to common stockholders
    before cumulative effect of accounting
    change.....................................  $(51,948) $(57,489) $(18,154)
   Cumulative effect of change in accounting
    method.....................................       --     (2,515)      --
                                                 --------  --------  --------
   Net loss attributable to common
    stockholders...............................  $(51,948) $(60,004) $(18,154)
                                                 ========  ========  ========
   Weighted average shares.....................    29,301    25,724    14,710
   Weighted average unvested common shares
    subject to repurchase......................       --       (190)     (321)
                                                 --------  --------  --------
   Denominator for basic and diluted
    calculation................................    29,301    25,534    14,389
                                                 ========  ========  ========
   Net loss per share:
     Basic and diluted before cumulate effect
      of change in accounting method...........  $  (1.77) $  (2.25) $  (1.26)
     Per share cumulative effect of change in
      accounting method........................       --      (0.10)      --
                                                 --------  --------  --------
     Basic and diluted.........................  $  (1.77) $  (2.35) $  (1.26)
                                                 ========  ========  ========

   The following table sets forth common stock equivalents that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated (in thousands):

                                                                 Year Ended
                                                                December 31,
                                                              -----------------
                                                              2001  2000  1999
                                                              ----- ----- -----
   Weighted average effect of common stock equivalents:
     Redeemable convertible preferred stock..................   --    --  3,827
     Warrants................................................   --     48    65
     Unvested common shares subject to repurchase............   --    190   321
     Employee stock options.................................. 1,092 2,847 2,448
                                                              ----- ----- -----
                                                              1,092 3,085 6,661
                                                              ===== ===== =====

                          DIGITAL INSIGHT CORPORATION

19. QUARTERLY FINANCIAL INFORMATION (Unaudited)

   The following table presents summarized quarterly financial data for the years ended December 31, 2001 and 2000 (in thousands, except per share data).

                                                    Quarter Ended
                                         --------------------------------------
   2001                                  Mar. 31   June 30   Sept. 30  Dec. 31
   ----                                  --------  --------  --------  --------
   Revenues............................  $ 20,416  $ 22,686  $ 24,524  $ 27,009
                                         --------  --------  --------  --------
   Gross profit........................     6,786     9,461    10,697    12,314
                                         --------  --------  --------  --------
   Net loss............................  $(20,026) $(13,283) $ (9,938) $ (8,701)
   Basic and diluted net loss per
    share..............................  $  (0.69) $  (0.45) $  (0.34) $  (0.29)
   Shares used to compute basic and
    diluted net loss per share.........    28,924    29,276    29,429    29,565

                                                    Quarter Ended
                                         --------------------------------------
   2000                                  Mar. 31   June 30   Sept. 30  Dec. 31
   ----                                  --------  --------  --------  --------
   Revenues............................  $  8,732  $ 11,125  $ 16,395  $ 18,176
                                         --------  --------  --------  --------
   Gross profit........................     3,577     5,092     6,546     5,932
                                         --------  --------  --------  --------
   Net loss before cumulative effect of
    change in accounting method          $(20,907) $ (5,782) $(14,253) $(16,547)
   Basic and diluted net loss before
    cumulative effect of change in
    accounting method per share........  $  (0.92) $  (0.25) $  (0.53) $  (0.58)
   Net loss............................  $(23,422) $ (5,782) $(14,253) $(16,547)
   Basic and diluted net loss per
    share..............................  $  (1.03) $  (0.25) $  (0.53) $  (0.58)
   Shares used to compute basic and
    diluted net loss per share.........    22,803    23,418    27,079    28,765

   During the fourth quarter of 2000, the Company adopted SAB 101. Quarterly results for the year ended December 31, 2000 in the table above have been restated to reflect the change in accounting method. The cumulated effect of this change for the period prior to January 1, 2000 of $2.5 million is included in net for the first quarter. The effect of this change on quarterly net loss and related net loss per share in 2000 is as follows (in thousands, except per share amount):

                                                              Effect of Change
                                                                for Year 2000
                                                              ------------------
                                                                Net    Net loss
     Quarter                                                   loss    per share
     -------                                                  -------  ---------
     First Quarter........................................... $  (511)  $(0.02)
     Second Quarter..........................................    (388)   (0.02)
     Third Quarter...........................................    (169)   (0.01)
     Fourth Quarter..........................................    (491)   (0.02)
                                                              -------   ------
     Full Year............................................... $(1,559)  $(0.06)
                                                              =======   ======

20. SUBSEQUENT EVENTS

   On January 28, 2002, the Company completed the acquisition of Virtual Financial Services, Inc. ("ViFi"), pursuant to an Agreement and Plan of Merger, dated as of January 3, 2002. ViFi was a privately-owned company based in Indianapolis, Indiana that provided retail and commercial Internet banking, electronic bill

                          DIGITAL INSIGHT CORPORATION
payment, cash management services, credit and debit card processing, online brokerage, document management, web site design, target marketing and aggregation services via PC-based or wireless access. As a result of the merger, all the outstanding shares of ViFi were converted into an aggregate of $3,750,000 in cash, $3,750,000 in promissory notes, and 1,901,907 shares of the Company's common stock. In addition, the Company assumed options to acquire ViFi stock that, as a result of the merger, converted into options to purchase an aggregate of 111,978 shares of the Company's common stock.

   In January 2002, the Company announced a restructuring and cost reduction program. During 2002, the Company plans to restructure certain operations by geographically consolidating certain business functions. Although this consolidation is expected to reduce costs by eliminating additional redundant costs that resulted from our acquisitions, the cost savings is not expected to begin to occur until late in 2002. The Company expects to record an estimated restructuring charge of approximately $1.0 million to $1.5 million in the first quarter of 2002.

                          DIGITAL INSIGHT CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                  Balance at Charged to             Balance at
                                  Beginning  Costs and                End of
                                   of Year    Expenses  Write-offs     Year
                                  ---------- ---------- ----------- ----------
Allowance for doubtful accounts
  December 31, 2001..............  $   221     $  461      $(164)    $   518
  December 31, 2000..............       86        144         (9)        221
  December 31, 1999..............       19         67        --           86

Valuation allowance for deferred
 tax assets
  December 31, 2001..............  $27,229     $5,696        --      $32,925
  December 31, 2000..............   10,153     17,076        --       27,229
  December 31, 1999..............    4,601      5,552        --       10,153