Form 10-Q
period 2002-03-31
DIGITAL INSIGHT CORP
filed 2002-05-15
CIK 1037275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ____________________________

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                   ___________________________________________

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X        No ___
                                                 ---


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                         Common Stock, $0.001 par value
               32,035,700 shares outstanding as of April 30, 2002

                           DIGITAL INSIGHT CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                                           Page
                                                                                                           ----
                                        PART I - FINANCIAL INFORMATION

ITEM 1      Consolidated Financial Statements (Unaudited)
               Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 ...................     1

               Consolidated Statements of Operations for the three months ended March 31, 2002 and
                 2001 ...................................................................................     2

               Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and
                 2001 ...................................................................................     3

               Notes to Consolidated Financial Statements ...............................................     4

ITEM 2      Management's Discussion and Analysis of Financial Condition and Results of Operations .......    10

ITEM 3      Quantitative and Qualitative Disclosures About Market Risk ..................................    14

                                         PART II - OTHER INFORMATION

ITEM 1      Legal Proceedings ...........................................................................    15

ITEM 2      Changes in Securities and Use of Proceeds (not applicable) ..................................

ITEM 3      Defaults upon Senior Securities (not applicable) ............................................

ITEM 4      Submission of Matters to a Vote of Security Holders (not applicable) ........................

ITEM 5      Other Information (not applicable) ..........................................................

ITEM 6      Exhibits and Reports on Form 8-K ............................................................    16

SIGNATURES ..............................................................................................    17

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

                           DIGITAL INSIGHT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (Unaudited, in thousands, except share information)

                                                                                          March 31,          December 31,
                                                                                            2002                 2001
                                                                                      -----------------   -----------------
                                                           ASSETS
                                                           ------

Current assets:
  Cash and cash equivalents .......................................................     $      10,396         $     15,334
  Short-term investments ..........................................................            43,840               38,300
  Accounts receivable, net of allowance for doubtful accounts of $1,304 and
       $518 at March 31, 2002 and December 31, 2001, respectively .................            21,563               19,133
  Accumulated implementation costs ................................................             5,011                4,973
  Other current assets ............................................................             3,937                2,893
                                                                                       ---------------       --------------
         Total current assets .....................................................            84,747               80,633
Property and equipment, net of accumulated depreciation of $26,380 and $24,093
       at March 31, 2002 and December 31, 2001, respectively ......................            33,606               37,784
Goodwill, net of accumulated amortization of $38,910 at March 31, 2002 and
       December 31, 2001 ..........................................................           101,690               80,174
Intangible assets, net of accumulated amortization of $12,882 and $12,932 at March
       31, 2002 and December 31, 2001, respectively ...............................            23,568               18,208
Accumulated implementation costs ..................................................             5,850                5,941
Long-term investments .............................................................            10,377               13,334
Other assets ......................................................................               511                  554
                                                                                       ---------------       --------------
         Total assets .............................................................     $     260,349         $    236,628
                                                                                       ===============       ==============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------

Current liabilities:
   Accounts payable ...............................................................     $       2,158         $      3,142
   Accrued compensation and related benefits ......................................             6,922                3,465
   Customer deposits and deferred revenue .........................................             7,913                7,434
   Other accrued liabilities ......................................................            10,017                7,465
   Line of credit .................................................................             4,000                    -
   Current portion of capital lease obligations ...................................               890                1,202
   Current portion of long-term debt ..............................................             7,279                3,529
                                                                                       ---------------       --------------
         Total current liabilities ................................................            39,179               26,237
Capital lease obligations .........................................................               263                  411
Long-term debt ....................................................................             5,000                5,882
Customer deposits and deferred revenue ............................................             7,722                7,207
                                                                                       ---------------       --------------
         Total liabilities ........................................................            52,164               39,737
                                                                                       ---------------       --------------

Stockholders' equity:
  Common stock, $.001 par value; 100,000,000 shares authorized; 32,029,304 and
       29,638,479 shares issued and outstanding at March 31, 2002 and December
       31, 2001, respectively .....................................................                32                   30
   Additional paid-in capital .....................................................           383,021              337,461
   Stockholders' notes receivable .................................................              (126)                (124)
   Deferred stock-based compensation ..............................................              (959)              (1,409)
   Accumulated deficit ............................................................          (173,783)            (139,067)
                                                                                       ---------------       --------------
        Total stockholders' equity ................................................           208,185              196,891
                                                                                       ---------------       --------------
        Total liabilities and stockholders' equity ................................     $     260,349         $    236,628
                                                                                       ===============       ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                           DIGITAL INSIGHT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (Unaudited, in thousands, except per share data)

                                                                                           Three months ended
                                                                                                March 31,
                                                                                     -------------------------------
                                                                                         2002              2001
                                                                                     -------------     -------------
Revenues ..........................................................................   $    30,124       $    20,416

Cost of revenues (including amortization of deferred stock-based compensation of
   $182 and $201 for the three months ended March 31, 2002 and 2001,
   respectively) ..................................................................        16,031            13,630
                                                                                     -------------     -------------

Gross profit ......................................................................        14,093             6,786
                                                                                     -------------     -------------

Operating expenses:
     Sales, general and administrative (including amortization of deferred stock-based compensation of $217 and $333 for the three months ended
        March 31, 2002 and 2001, respectively) ....................................         8,985             7,995
     Research and development (including amortization of deferred stock-based compensation of $51 and $1,709 for the three months ended March 31, 2002
        and 2001, respectively) ...................................................         4,573             7,497
     Amortization of goodwill and intangible assets ...............................         1,443             8,882
     Restructuring and asset impairment charges (including amortization of deferred stock-based compensation of $940 for the three months ended
        March 31, 2001) ...........................................................         4,980             3,276
                                                                                     -------------     -------------
         Total operating expenses .................................................        19,981            27,650
                                                                                     -------------     -------------

Loss from operations ..............................................................        (5,888)          (20,864)

Interest and other income, net ....................................................           208               838
                                                                                     -------------     -------------

Net loss before cumulative effect of change in accounting method ..................        (5,680)          (20,026)

Cumulative effect of change in accounting method ..................................       (29,036)                -
                                                                                     -------------     -------------

Net loss ..........................................................................   $   (34,716)      $   (20,026)
                                                                                     =============     =============

Basic and diluted net loss per share before cumulative effect of change in
   accounting method ..............................................................   $     (0.18)      $     (0.69)
Per share cumulative effect of change in accounting method ........................         (0.93)                -
                                                                                     -------------     -------------
Basic and diluted net loss per share ..............................................   $     (1.11)      $     (0.69)
                                                                                     =============     =============

Weighted average shares used in computing basic and diluted net loss per share ....        31,214            28,924
                                                                                     =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                           DIGITAL INSIGHT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Unaudited, in thousands)

                                                                                  Three months ended March 31,
                                                                                -------------------------------
                                                                                   2002              2001
                                                                                -------------     -------------
Cash flows from operating activities:
   Net loss .................................................................   $     (34,716)    $     (20,026)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Cumulative effect of change in accounting method .......................          29,036                 -
     Restructuring and asset impairment charges .............................           4,980                 -
     Depreciation and amortization of property and equipment ................           3,153             2,341
     Amortization of goodwill and intangible assets .........................           1,443             8,882
     Amortization of deferred stock-based compensation ......................             450             3,183
     Interest income on stockholders' notes receivable ......................              (2)               (2)
     Changes in operating assets and liabilities:
         Accounts receivable ................................................          (1,277)             (576)
         Accumulated implementation costs ...................................             414              (529)
         Other current assets ...............................................            (559)               98
         Other assets .......................................................              43               133
         Accounts payable ...................................................          (2,593)           (2,543)
         Accrued compensation and related benefits ..........................            (856)              554
         Customer deposits and deferred revenue .............................          (1,063)           (1,104)
         Other accruals .....................................................          (1,221)            1,780
                                                                                -------------     -------------
             Net cash used in operating activities ..........................          (2,768)           (7,809)
                                                                                -------------     -------------

Cash flows from investing activities:
     Acquisition of Virtual Financial Services, Inc. ........................          (4,518)                -
     Purchase of investments ................................................         (12,500)          (17,447)
     Proceeds from maturity of investments ..................................           9,917                 -
     Acquisition of property and equipment ..................................          (1,333)           (3,364)
                                                                                -------------     -------------
             Net cash used in investing activities ..........................          (8,434)          (20,811)
                                                                                -------------     -------------

Cash flows from financing activities:
     Principal payments on debt .............................................          (1,342)           (1,801)
     Proceeds from debt .....................................................           4,000             5,000
     Net proceeds from issuance of common stock .............................           3,606               265
                                                                                -------------     -------------
             Net cash provided by financing activities ......................           6,264             3,464
                                                                                -------------     -------------

Net decrease in cash and cash equivalents ...................................          (4,938)          (25,156)
Cash and cash equivalents at beginning of the period ........................          15,334            71,523
                                                                                -------------     -------------
Cash and cash equivalents at end of the period ..............................   $      10,396     $      46,367
                                                                                =============     =============

Supplementary disclosures of cash flow information:
   Cash paid during the period for interest .................................   $         199     $         114

Effect of acquisition:
   Accounts receivable ......................................................          (1,153)                -
   Other assets .............................................................            (985)                -
   Goodwill and intangibles .................................................         (57,352)                -
   Accounts payable, accrued compensation and benefits and other accruals ...           4,815                 -
   Customer deposits and deferred revenue ...................................           2,057                 -
   Other accruals ...........................................................           2,394                 -
   Current portion of long-term debt ........................................           3,750                 -
   Common stock issued in acquisition .......................................          41,956                 -

  The accompanying notes are an integral part of these consolidated financial statements.

                           DIGITAL INSIGHT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   The Company and Summary of its Significant Accounting Policies

     The Company

     Digital Insight Corporation (the "Company"), which incorporated in March 1997 in Delaware, provides Internet banking services to credit unions, banks and savings and loans. Its Internet banking services include Internet banking and bill payment services for individual customers, business banking for commercial customers, a target marketing program to increase financial services to end users, and customized web site design and implementation and other services. In addition, the Company, through its acquisition of Anytime Access, Inc. ("ATA"), is a provider of services that allow credit unions, banks and insurance companies to outsource their consumer loan origination and processing functions. Substantially all of the Company's revenues are derived from these services.

     On January 28, 2002, the Company completed the acquisition of Virtual Financial Services, Inc. ("ViFi"), pursuant to an Agreement and Plan of Merger, dated as of January 3, 2002. This acquisition was accounted for under the purchase method of accounting and the results of operations of ViFi have been included in the Company's financial results since the date of acquisition.

     The accompanying consolidated financial statements for the three months ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the "SEC"). Independent accountants have not audited these consolidated financial statements. The consolidated financial statements, however, include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

     Management believes that the disclosures included in the accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

     Long-lived assets (excluding goodwill)

     The Company assesses potential impairments to its long-lived assets, excluding goodwill, periodically in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting For the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" as amended by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include, but are not limited to: significant under performance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of a long-lived asset (excluding goodwill) may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, then the Company recognizes an impairment loss. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, determined either based on the market value if available, or discounted cash flows, if not.

     New accounting standards

     As of January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 established new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method for combinations initiated after June 30, 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS No. 142, goodwill will be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill from past business combinations, will cease. As discussed further in
Note 2, the Company recorded an impairment charge of approximately $29.0 million from the adoption of SFAS No. 142.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-lived Assets," which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects to adopt SFAS No. 143 effective January 1, 2003 and does not expect that the adoption of this new standard will have a significant impact on its results of operations and financial position.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for Segments of a Business to Be Disposed Of." This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption of this new standard did not have a significant impact on its results of operations and financial position.

     Reclassifications

     Certain reclassifications have been made to the consolidated financial statements as of December 31, 2001 and for the three months ended March 31, 2001 in order to conform to the 2002 presentation.

2.   Goodwill, Intangible Assets, and Change in Accounting Method

     The change in the balance of goodwill during the quarter ended March 31, 2002 is set forth below:

                                                                       1View          ATA         ViFi         Total
                                                                    ---------     ---------    ---------     ---------
Balance, December 31, 2001 (in thousands) .....................     $  33,783     $  85,301    $       -     $ 119,084
    Accumulated amortization, December 31, 2001 ...............       (14,741)      (24,169)           -       (38,910)
                                                                    ---------     ---------    ---------     ---------
    Net balance, December 31, 2001 ............................        19,042        61,132            -        80,174
    Add: Goodwill related to purchase of ViFi (see Note 6) ....             -             -       50,552        50,552
    Less: Cumulative effect of change in accounting method ....             -       (29,036)           -       (29,036)
                                                                    ---------     ---------    ---------     ---------
      Balance, March 31, 2002 .................................     $  19,042     $  32,096    $  50,552     $ 101,690
                                                                    =========     =========    =========     =========

     Upon the adoption of SFAS No. 142, the Company evaluated the goodwill related to its prior acquisitions, 1View Network Corporation ("1View") and ATA, using the fair value approach prescribed by SFAS No. 142. The Company determined that there was no impairment related to the 1View goodwill based on the enterprise level analysis performed. 1View is included at the enterprise level in the "Internet banking" reporting unit as there are no separately identifiable cash flows.

     Based on the analysis of the ATA goodwill at the "lending" reporting unit, the Company determined that an impairment write-down was necessary. The amount of the impairment was estimated based on a valuation process that combined estimating the present value of the future cash flows of ATA along with obtaining the market value to revenue multiples of comparable publicly traded companies and applying these multiples to the projected and historical revenue of ATA. This valuation process yielded a goodwill carrying value of $32.1 million which required the impairment write-down of $29.0 million. This amount has been recorded in the consolidated statement of operations as a cumulative effect of change in accounting method.

     As of December 31, 2001 and March 31, 2002, all other intangible assets were subject to amortization. A summary of the other intangible assets as of December 31, 2001 and March 31, 2002 is set forth below:

                                                                      Accumulated
December 31, 2001 (in thousands):                 Gross Balance       Amortization      Carrying Amount
                                                 ---------------     --------------    -----------------
   Assembled workforce .......................       $  1,490          $  (1,407)           $     83
   Customer relationships ....................         20,230             (5,374)             14,856
   Acquired technology .......................          9,040             (5,920)              3,120
   Covenant not-to-compete ...................            380               (231)                149
                                                     --------          ---------            --------
     Total ...................................       $ 31,140          $ (12,932)           $ 18,208
                                                     ========          =========            ========

                                                                      Accumulated
March 31, 2002 (in thousands):                    Gross Balance       Amortization      Carrying Amount
                                                 ---------------     --------------    -----------------
   Customer relationships ....................         27,030             (6,511)             20,519
   Acquired technology .......................          9,040             (6,100)              2,940
   Covenant not-to-compete ...................            380               (271)                109
                                                     --------          ---------            --------
     Total ...................................       $ 36,450          $ (12,882)           $ 23,568
                                                     ========          =========            ========

     During the quarter ended March 31, 2002, $6.8 million was added to the customer relationship intangible asset as part of the purchase of ViFi and amortization expense incurred related to all intangible assets was approximately $1.4 million. Estimated intangible asset amortization expense remaining for the year ended December 31, 2002 and for the next four years ended December 31 is as follows (amounts in thousands):

         2002 .......................................................    $ 4,341
         2003 .......................................................      5,646
         2004 .......................................................      5,646
         2005 .......................................................      5,330
         2006 .......................................................      1,373

     The following table adjusts net loss and loss per share for the impact of the implementation of SFAS No. 142 as follows:

                                                                                   Three months ended March 31,
                                                                                      2002           2001
                                                                                   ----------     -----------
                                                                                          (In thousands)
Net loss before cumulative effect of change in accounting method .............     $   (5,680)    $   (20,026)
Cumulative effect of change in accounting method .............................        (29,036)              -
                                                                                   ----------     -----------
Net loss .....................................................................        (34,716)        (20,026)
Add back: goodwill amortization ..............................................              -           6,377
                                                                                   ----------     -----------
  Adjusted net loss ..........................................................     $  (34,716)    $   (13,649)
                                                                                   ==========     ===========

Basic and diluted net loss per share before cumulative effect of change in
    accounting method ........................................................     $    (0.18)    $     (0.69)
Cumulative effect of change in accounting method .............................          (0.93)              -
Add back: goodwill amortization ..............................................              -            0.22
                                                                                   ----------     -----------
  Adjusted basic and diluted net loss per share ..............................     $    (1.11)    $     (0.47)
                                                                                   ==========     ===========

3.   Revolving Line of Credit

     In May 2001, the Company renewed its $10 million secured revolving credit commitment (the "Revolver") from a bank, which matures in July 2002. Interest on the outstanding borrowings is payable monthly. The interest rate on the Revolver is equal to the bank's prime rate. At March 31, 2002, the bank's prime rate was 4.75%. The Revolver is collateralized by all of the Company's assets. As of March 31, 2002, the Company had outstanding advances on the Revolver of $4 million. The Company had no outstanding advances as of December 31, 2001 on the Revolver.

4.   Restructuring and Asset Impairment Charges

     In February 2001, the Company strategically restructured its business to reduce operating expenses. The process included a review of potentially redundant functions and facilities. The majority of these redundancies resulted from the three acquisitions completed in 2000. As a result of this process, 58 employee positions were eliminated and the Company's facility in San Francisco, California was closed. During the quarter ended March 31, 2001, the Company recorded a restructuring charge of approximately $1,629,000 for severance payments and related benefits for employees whose positions were eliminated, approximately $940,000 in deferred stock-based compensation expense for the acceleration of stock options and approximately $707,000 for exit costs as a result of the closure of the San Francisco facility and related lease termination.

     During the quarter ended March 31, 2002, the Company initiated an additional restructuring and cost reduction program. The Company plans to restructure its operations by geographically consolidating certain business functions. As a result of this cost reduction process, approximately 75 employee positions will be eliminated and the Company plans to reduce space utilized at three facilities during 2002. For the quarter ended March 31, 2002, the Company recorded a severance charge of $850,000 related to estimated severance payments for position reductions. The Company also recorded a charge of $1,230,000 related to the facilities closures which represents the difference between estimated sublease income and the rental commitments of the Company and estimated cost that will be paid to sublease the facilities.

                                                                                    Deferred
                                                         Employee       Exit       Stock-based
                                                         Related        Costs      Compensation      Total
                                                       -----------   -----------   ------------    ----------
Restructuring accrual (in thousands)
   Restructuring accrual in 2001 ..................    $    1,629     $     707     $      940      $  3,276
   Restructuring accrual in 2002 ..................           850         1,230              -         2,080
   Cash payments ..................................        (1,379)         (707)             -        (2,086)
   Non-cash disposals .............................             -             -           (940)         (940)
                                                       -----------   -----------   ------------    ----------
    Accrual at March 31, 2002 .....................    $    1,100     $   1,230     $        -      $  2,330
                                                       ===========   ===========   ============    ==========

     During the quarter ended March 31, 2002, the Company recorded an asset impairment charge of $2.9 million to reduce the carrying value of long-lived assets consisting primarily of purchased computer software and equipment that were abandoned or removed from operations during the quarter. The impaired assets were written-down to their estimated fair value less costs to sell.

5.   Reportable Segments and Major Customers

     The Company manages its business through two reportable segments: the Internet banking division and the lending division. The results of operations from these reportable segments were as follows for the three months ended March 31, 2002 and 2001:

                                                         Internet
                                                         banking          Lending       Unallocated
Three months ended March 31, 2002:                      division (1)    division (2)     expenses (3)         Total
                                                       -------------   --------------  --------------      -----------
                                                                               (In thousands)
   Revenues ........................................     $  26,508        $   3,616       $       -         $  30,124
   Gross profit ....................................     $  13,153        $     940       $       -         $  14,093
   Income (loss) from operations ...................     $     751        $    (216)      $  (6,423)        $  (5,888)
   Total assets at March 31, 2002 ..................     $ 175,993        $  84,356       $       -         $ 260,349

                                                         Internet
                                                          banking         Lending       Unallocated
Three months ended March 31, 2001:                      division (1)     division (2)    expenses (3)         Total
                                                      -------------   --------------  --------------      -----------
                                                                               (In thousands)
   Revenues ........................................     $  16,998        $   3,418       $       -         $  20,416
   Gross profit ....................................     $   6,425        $     361       $       -         $   6,786
   Loss from operations ............................     $  (7,450)       $  (1,256)      $ (12,158)        $ (20,864)
   Total assets at March 31, 2001 ..................     $ 163,897        $ 103,635       $       -         $ 267,532

     (1) Including amortization of deferred stock-based compensation of $202,000 and $1.9 million for the three months ended March 31, 2002 and 2001, respectively.
     (2) Including amortization of deferred stock-based compensation of $248,000 and $272,000 for the three months ended March 31, 2002 and 2001, respectively.
     (3) Represents amortization of goodwill and intangible assets and restructuring and asset impairment charges.

     For the three-month periods ended March 31, 2002 and 2001 no customer comprised more than 10% of revenues.

6.   Acquisition of ViFi

     On January 28, 2002, the Company completed the acquisition of ViFi pursuant to an Agreement and Plan of Merger, dated as of January 3, 2002. ViFi was a privately-owned company based in Indianapolis, Indiana that provided retail and commercial Internet banking, electronic bill payment, cash management services, credit and debit card processing, online brokerage, document management, web site design, target marketing and aggregation services via PC-based or wireless access. As a result of the merger, all the outstanding shares of ViFi were converted into an aggregate of $3,750,000 in cash, $3,750,000 in promissory notes, and 1,901,907 shares of the Company's common stock with an estimated fair value of approximately $41.1 million. The fair value of the common stock issued was based on the average trading price of the Company's common stock for four days before, four days after, and including the public announcement date. In addition, we assumed options to purchase an aggregate of 111,978 shares of our common stock with an estimated fair value of $876,000. The Company did not acquire certain of the ViFi fixed assets and the credit card processing product line which remained with the selling shareholder of ViFi.

     The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis and the purchase price allocation provided a goodwill balance of $50.6 million and identifiable intangible assets comprised of customer relationships of $6.8 million. In accordance with SFAS No. 142, goodwill will not be amortized but rather will be periodically evaluated for impairment on at least an annual basis. The customer relationship identifiable intangible asset will be amortized on a straight-line basis over an estimated useful life of six years.

     In accordance with the purchase method of accounting, the results of ViFi have been included since the date that the acquisition was completed. If the operating results of ViFi had been included since the beginning of the period for the quarters ended March 31, 2002 and 2001, the pro forma results of the Company would be as follows:

                                                                            For the quarter ended
                                                                      March 31, 2002      March 31, 2001
                                                                     ----------------    ----------------
                                                                    (In thousands, except per share data)
  Revenue .......................................................    $   31,539          $  24,006
  Operating loss ................................................    $   (5,850)         $ (21,251)
  Net loss ......................................................    $  (34,681)         $ (20,263)
  Basic and diluted loss per share ..............................    $    (1.09)         $   (0.66)
  Weighted average shares used in computing basic and
      diluted loss per share ....................................        31,799             30,826

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in the MD&A and under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001.

     As of March 31, 2002, we had contracts with 1,587 financial institutions, 1,386 of which had contracted for Internet banking services, 505 of which had contracted for cash management services and 159 of which had contracted for on-line lending services. There were approximately 3.1 million active Internet banking end users at the end of the quarter, up 72% from a year earlier and 28% from the prior quarter. We had a total of 1,212 Internet banking clients with live sites at March 31, 2002, which represented approximately 29.8 million potential end users and an overall penetration rate of 10.4%. The total number of potential end users of the 1,386 contracted Internet banking institutions was approximately 32.8 million.

     On January 28, 2002, we completed the acquisition of Virtual Financial Services, Inc. ("ViFi"), pursuant to an Agreement and Plan of Merger, dated as of January 3, 2002. ViFi was a privately-owned company based in Indianapolis, Indiana that provided retail and commercial Internet banking, electronic bill payment, cash management services, credit and debit card processing, online brokerage, document management, web site design, target marketing and aggregation services via PC-based or wireless access. As a result of the merger, all the outstanding shares of ViFi were converted into an aggregate of $3,750,000 in cash, $3,750,000 in promissory notes, and 1,901,907 shares of the Company's common stock. In addition, we assumed options to acquire ViFi stock that, as a result of the merger, converted into options to purchase an aggregate of 111,978 shares of our common stock. Our results of operations include the operations of ViFi subsequent to the acquisition date.

     We manage our business through two reportable segments: the Internet banking division and the lending division. The operations of these reportable segments was as follows for the three months ended March 31, 2002 and 2001:

                                                    Internet
                                                     banking        Lending       Unallocated
Three months ended March 31, 2002:                 division (1)   division (2)    expenses (3)       Total
                                                   ------------   ------------    ------------     ---------
                                                                        (In thousands)
   Revenues ....................................    $  26,508      $   3,616       $       -       $  30,124
   Gross profit ................................    $  13,153      $     940       $       -       $  14,093
   Income (loss) from operations ...............    $     751      $    (216)      $ ( 6,423)      $  (5,888)
   Total assets at March 31, 2002 ..............    $ 175,993      $  84,356       $       -       $ 260,349

                                                    Internet
                                                     banking        Lending       Unallocated
Three months ended March 31, 2001:                 division (1)   division (2)    expenses (3)       Total
                                                   ------------   ------------    ------------     ---------
                                                                        (In thousands)
   Revenues ....................................    $  16,998      $   3,418       $       -       $  20,416
   Gross profit ................................    $   6,425      $     361       $       -       $   6,786
   Loss from operations ........................    $  (7,450)     $  (1,256)      $ (12,158)      $ (20,864)
   Total assets at March 31, 2001 ..............    $ 163,897      $ 103,635       $       -       $ 267,532

     (1) Including amortization of deferred stock-based compensation of $202,000 and $1.9 million for the three months ended March 31, 2002 and 2001, respectively.
     (2) Including amortization of deferred stock-based compensation of $248,000 and $272,000 for the three months ended March 31, 2002 and 2001, respectively.
     (3) Represents amortization of goodwill and intangible assets and restructuring and asset impairment charges.

For the three-month periods ended March 31, 2002 and 2001 no customer comprised more than 10% of revenues.

Results of Operations

     The discussion of the results of operations compares the three months ended March 31, 2002 with the three months ended March 31, 2001.

         Comparison of Three Months Ended March 31, 2002 and March 31, 2001

     Results of Operations:

     Revenues: Revenues for the three months ended March 31, 2002 were approximately $30.1 million, an increase of 48% from the approximately $20.4 million reported for the same period of the prior year. Revenues for the quarter ended March 31, 2002 included approximately $26.5 million related to the Internet banking division compared to approximately $17.0 million for the quarter ended March 31, 2001. This increase of approximately $9.5 million, or 56%, resulted from an increased number of financial institutions and end users combined with sales of additional services to our existing customer base. Active Internet banking end users increased 72% from March 31, 2001 to approximately
3.1 million users at March 31, 2002. The increase in active end users between March 31, 2001 and 2002 includes approximately 460,000 active end users that were added as a result of the ViFi acquisition in the first quarter of 2002.

     Revenues for the quarter ended March 31, 2002 included approximately $3.6 million related to the lending division compared to approximately $3.4 million for the quarter ended March 31, 2001. This increase of approximately $200,000, or 6%, resulted from an increase of approximately 16,000 applications processed in the first quarter of 2002 as compared to the prior year.

     Cost of Revenues: Cost of revenues are comprised primarily of salaries and related personnel expenses, network costs, expenses related to the operation of our data centers and fees paid to third parties, including bill payment vendors, data processing vendors and communication services providers. Cost of revenues increased from approximately $13.6 million for the three months ended March 31, 2001 to approximately $16.0 million for the three months ended March 31, 2002, representing an increase of 18%.

     Cost of revenues for the quarter ended March 31, 2002 included approximately $13.4 million related to the Internet banking division compared to approximately $10.6 million for the quarter ended March 31, 2001. This increase of approximately $2.8 million, or 26%, was primarily due to the cost to implement and service additional financial institutions.

     Cost of revenues for the quarter ended March 31, 2002 included approximately $2.7 million related to the lending division compared to approximately $3.1 million for the quarter ended March 31, 2001. This decrease of approximately $400,000, or 13%, was due primarily to the effect of the shift in mix from the historical call center applications to the lower cost Internet applications.

     Gross Profit: Gross profit increased from approximately $6.8 million for the three months ended March 31, 2001 to approximately $14.1 million for the three months ended March 31, 2002. Gross profit margin for the Internet banking division increased to 50% for the quarter ended March 31, 2002 from 38% for the quarter ended March 31, 2001. Gross profit margin for the lending division increased to 26% for the quarter ended March 31, 2002 from 11% for the quarter ended March 31, 2001.

     Sales, General and Administrative: Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources and administrative personnel, and other general corporate expenses. In addition, these expenses include marketing expenses, such as trade shows and promotional costs.

     Sales, general and administrative expenses increased 12%, from approximately $8.0 million for the three months ended March 31, 2001 to approximately $9.0 million for the three months ended March 31, 2002 due primarily to additional sales and marketing costs associated with our end user adoption program and other growth initiatives. As a percentage of revenues, sales, general and administrative expenses decreased from 39% for the three months ended March 31, 2001 to 30% for the three months ended March 31, 2002.

     Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of both our products and our data processing vendor interface software.

     Research and development expenses decreased from approximately $7.5 million for the three months ended March 31, 2001 to approximately $4.6 million for the three months ended March 31, 2002. The decrease was primarily due to reduced amortization of deferred stock-based compensation combined with reduced costs associated with the usage of contract labor.

     Amortization of Goodwill and Intangible Assets: Amortization expense for goodwill and intangible assets decreased from approximately $8.9 million for the three months ended March 31, 2001 to approximately $1.4 million for the three months ended March 31, 2002. This decrease in expense is primarily attributable to the Company's adoption of SFAS No. 142. Under SFAS No. 142, we have ceased the amortization of goodwill and we now evaluate the balance of goodwill for impairment on at least an annual basis. Goodwill amortization for the three months ended March 31, 2001 amounted to approximately $6.4 million.

     Restructuring and Asset Impairment Charges: In February 2001, we strategically restructured our business to reduce operating expenses. The process included a review of potentially redundant functions and facilities. The majority of these redundancies resulted from the three acquisitions completed in 2000. As a result of this process, 58 employee positions were eliminated and our facility in San Francisco, California was closed. During 2001, we recorded a restructuring charge of approximately $1,629,000 for severance payments and related benefits for employees whose positions were eliminated, approximately $940,000 in deferred stock-based compensation expense for the acceleration of stock options and approximately $707,000 for exit costs as a result of the closure of the San Francisco facility and related lease termination.

     During the quarter ended March 31, 2002, we initiated an additional restructuring and cost reduction program. We plan to restructure our operations by geographically consolidating certain business functions. As a result of this cost reduction process, approximately 75 employee positions will be eliminated and we plan to reduce space utilized at three facilities during 2002. The restructuring will require an initial increase in staffing to manage the consolidated operations, and we plan to reduce excess staff upon completion of the Consolidation. The restructuring will require an initial increase in staffing to manage the consolidated operations, and we plan to reduce excess staff upon completion of the consolidation. For the quarter ended March 31, 2002, we recorded a severance charge of $850,000 related to estimated severance payments for position reductions. We also recorded a charge of $1,230,000 related to the facilities closures which represents the difference between estimated sublease income and our rental commitments and estimated costs that will be paid to sublease the facilities.

     During the quarter ended March 31, 2002, we recorded an asset impairment charge of $2.9 million to reduce the carrying value of long-lived assets consisting primarily of purchased computer software and equipment that were abandoned or removed from operations during the quarter. The impaired assets were written-down to their estimated fair value less costs to sell. There were no such charges recorded during the quarter ended March 31, 2001.

     Interest and Other Income, net: Interest and other income, net decreased from approximately $838,000 for the three months ended March 31, 2001 to approximately $208,000 for the three months ended March 31, 2002. This decrease is due primarily to a decline in the average balance and average yield of our investment portfolio during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. This decrease is also due to an increase in our average debt balance during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001.

     Cumulative Effect of Change in Accounting Method: Due the adoption of SFAS No. 142 on January 1, 2002, we recorded a cumulative effect of change in accounting method of $29.0 million as described in Note 2 to the unaudited consolidated financial statements. This amount represents a write-down of a portion of the goodwill related to the ATA acquisition for which the carrying value of the goodwill exceeded the estimated fair value determined by using the fair value method of impairment assessment prescribed by SFAS No. 142.

Liquidity and Capital Resources

     At March 31, 2002, we had cash and cash equivalents of approximately $10.4 million, short-term investments of approximately $43.8 million and long-term investments of approximately $10.4 million. Of the short-term investments, a $10 million certificate of deposit is pledged as collateral against a multiple disbursement note we signed in connection with an equipment line of credit with a bank. The remaining investments are commercial paper. Our intent is to hold these investments to maturity. For financial statement presentation we classify our investments as short-term and long-term, based upon their maturity dates. All of our investments, except for the $10 million certificate of deposit, are readily marketable. At December 31, 2001 and March 31, 2002, $5.9 million and $5.0 million, respectively, of this certificate of deposit was classified as long-term investments due to withdrawal restrictions.

     The value of our commercial paper is sensitive to changes in the level of U.S. interest rates and the market ratings of the underlying companies. Therefore, if our commercial paper is sold prior to its maturity date, a gain or loss may result.

     In May 2001, we renewed a $10 million secured revolving credit commitment from a bank, which matures in July 2002. Interest on the outstanding borrowings is payable monthly. The interest rate on this credit commitment is equal to the bank's prime rate. The credit commitment is collateralized by all of our assets. As of December 31, 2001, we had no outstanding advances under the credit commitment. As of March 31, 2002, we had $4 million of advances under this credit commitment and the interest rate on the amount outstanding was 4.75%.

     In August 2000, we obtained a $10 million equipment leasing line of credit evidenced by a multiple disbursement note from a bank, collateralized by the participating equipment and a $10 million certificate of deposit. The terms of the note were revised in August 2001 to allow principal to be borrowed from time to time prior to October 31, 2001. Interest will accrue at either (i) the bank's prime rate less 1% or (ii) 1.5% above the rate stated on the certificate of deposit pledged as collateral for the note. Under the revised terms, interest and principal will be paid in 34 monthly installments, commencing November 30, 2001. As of March 31, 2002, we had $8.8 million in borrowings outstanding under this note and the interest rate on the note was 3.15% per annum.

     Net cash used in operating activities was approximately $2.8 million for the three months ended March 31, 2002 and approximately $7.8 million for the three months ended March 31, 2001. The decrease in cash used in operating activities was primarily the result of the decrease in the loss from operations from $20.9 million for the three months ended March 31, 2001 to $5.9 million for the three months ended March 31, 2002.

     Net cash used in investing activities was approximately $8.4 million for the three months ended March 31, 2002 and approximately $20.8 million for the three months ended March 31, 2001. The decrease in cash used in investing activities was primarily the result of a decrease in the purchase of commercial paper during the quarter ended March 31, 2002 as compared to the same period in the prior year.

     Net cash provided by financing activities was approximately $6.3 million for the three months ended March 31, 2002 and approximately $3.5 million for the three months ended March 31, 2001. The increase in cash provided by financing activities was primarily due to proceeds from the issuance of common stock.

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

New Accounting Standards

     As of January 1, 2002, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 established new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method for combinations initiated after June 30, 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS No. 142, goodwill will be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill from past business combinations, will cease. We recorded an impairment charge of approximately $29.0 million from the adoption of SFAS No. 142 as described in the "results of operations - cumulative effect of change in accounting method" section.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-lived Assets," which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We expect to adopt SFAS No. 143 effective January 1, 2003 and do not expect that the adoption of this new standard will have a significant impact on our results of operations and financial position.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for Segments of a Business to Be Disposed Of." This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. We adopted SFAS No. 144 on January 1, 2002 and the adoption of this new standard did not have a significant impact on our results of operations or financial position.

Recent Events

     In August 1997, we adopted our 1997 Stock Plan. The 1997 Plan provides for the granting of stock options and common stock to our employees and eligible consultants. As of March 31, 2002, out of the 3 million shares authorized for grant under the 1997 Plan, options to purchase 2,450,785 shares have been granted, of which 1,312,596 have been exercised and 619,594 have been cancelled; options to purchase 518,595 shares remained outstanding and 1,168,809 shares were available for future grant. We had no need in recent years to grant any additional options under the 1997 Plan following the adoption of our 1999 Stock Plan and indeed had not planned to use the 1997 Plan for future grants.

     In May 2002, however, we reevaluated our needs and have determined that it would be in our best interest to use a specific number of these shares to meet increased needs for options in response to our growth from acquisitions; managerial upgrades at all levels; an expanded executive team, including the recent appointment of a new chief financial officer and other senior level executives; and the impact on the incentive value of outstanding options of the significant decline in our share price at the end of April and early May 2002--all of which combined to significantly increase our needs under our only other active stock plan for employees, our 1999 Stock Plan. Accordingly, we now intend to grant options to non-executives under the 1997 Plan, in addition to the ongoing grants under the 1999 Plan. Our current expectation is to grant options under the 1997 Plan only to the extent of shares subject to options granted that expire or terminate unexercised, or have expired or terminated unexercised. As noted above, we currently have no fewer than 619,594 shares in this category. This number may increase as additional outstanding options under the 1997 Plan expire or terminate unexercised in the future. We also may face additional needs to use further authority under the 1997 Plan to supplement the 1999 Plan in the future.

     Under the 1999 Plan, out of 5,250,000 shares authorized for grant, options to purchase 3,854,302 shares were outstanding and 779,708 shares were available for future grant as of March 31, 2002. Under our non-active stock plans that we assumed upon our acquisition of 1View, ATA and ViFi, 228,669 shares are subject to outstanding options as of March 31, 2002.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates, due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio.

     We are also exposed to the impact of interest rate changes as they affect the Revolver and the multiple disbursement note. The interest rate charged on these credit facilities varies with the bank's prime rate and, consequently, our interest expense will fluctuate with changes in the general level of U.S. interest rates. As of March 31, 2002, we had outstanding advances under the Revolver and multiple disbursement note of $4 million and $8.8 million, respectively. The rate on our multiple disbursement note was 3.15%. If interest rates were to increase by 100 basis points, the impact on our multiple disbursement note would not be significant.

     There were no significant changes in our market risk during the quarter ended March 31, 2002.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     On December 6, 2001, we and three of our current and former officers and directors as well as most of the managing underwriters in our previous public offerings were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. The complaint alleges claims based on Sections 11 and 15 of the Securities Act of 1933 and on Sections 10(b) of the Securities Exchange Act of 1934 against Digital Insight and the individual defendants, and claims based Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants. The complaint also alleges claims solely against the underwriter defendants under Section 12(2) of the Securities Act of 1933, and
Section 10(b) of the Securities Exchange Act of 1934. We dispute these claims and intend to defend this lawsuit vigorously.

     We are a party to a lawsuit filed by FundsXpress Financial Network, Inc. on March 4, 2002 in the United States District Court for the Western District of Texas, Austin Division. The plaintiff is a competing provider of Internet banking services to financial institutions. The plaintiff has asserted claims of trade secret misappropriation, conversion, tortious interference with contract, copyright infringement, and unfair competition. The claims are based on allegations that we conspired with ex-employees of the plaintiff to steal trade secrets and other confidential proprietary information of the plaintiff for purposes of destroying or severely damaging the plaintiff's ability to compete with us. The plaintiff seeks a permanent injunction, compensatory damages of $25 million, exemplary damages of $50 million, cost and attorneys' fees.

     Without any admission of liability or a waiver of any defenses, we have agreed to a stipulation and an order regarding a preliminary injunction in which we are enjoined from:

     . Accessing, using or disclosing the plaintiff's trade secrets or confidential information
     .    Infringing any of the plaintiff's copyrights
     . Retaining any of the plaintiff's trade secrets, confidential information or copyrighted works, or using such intellectual property to sell our products or services to financial institutions
     . Destroying the location or record of use of the plaintiff's intellectual property

     We also agreed to certain other stipulations, including the removal of any access to the plaintiff's intellectual property, the return of such materials to the plaintiff and an accounting of the location of the plaintiff's intellectual property destroyed or returned. By agreeing to such stipulations, we have not admitted to any actual or potential liability nor have we waived any of our defenses. We dispute the plaintiff's claims and intend to defend this lawsuit vigorously.

     The outcome of any litigation is inherently uncertain and even a favorable resolution of these lawsuits could result in distraction of our management resources and significant litigation costs.

     In addition to these lawsuits, we may be involved from time to time in litigation arising in the normal course of our business. Although we are currently not a party to any such litigation that we believe would have a material adverse effect, individually or in the aggregate, on our business or financial condition, it is possible that in the future we could become a party to such proceedings.

ITEM 6.      Exhibits and Reports on Form 8-K

  (a)    Exhibits

     3.1 Third Amended and Restated Certificate of Incorporation of Registrant, as currently in effect. Incorporated by reference to the exhibits filed with our Registration Statement on Form S-1 (File No. 333-81547), which was declared effective on September 30, 1999.

     3.2 Restated Bylaws of Registrant, as currently in effect. Incorporated by reference to the exhibits filed with our Registration Statement on Form S-1 (File No. 333-81547), which was declared effective on September 30, 1999.

     3.3 First, Second and Third Amendments to the Bylaws of Registrant. Incorporated by reference to the exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 2001.

  (b)    Reports on Form 8-K

         None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DIGITAL INSIGHT CORPORATION


Date: May 14, 2002                  By: /s/ Elizabeth S.C.S. Murray
                                        ---------------------------

                                    Elizabeth S.C.S. Murray
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)