Form 10-Q
period 2002-06-30
DIGITAL INSIGHT CORP
filed 2002-08-14
CIK 1037275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission file number 0-27459

Digital Insight Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0493142
(State of incorporation)	(IRS Employer Identification Number)

26025 Mureau Road, Calabasas, CA 91302
(Address of principal executive offices, including zip code)

(818) 871-0000
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes     ☒                    No     ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value
32,162,161 shares outstanding as of July 31, 2002

DIGITAL INSIGHT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements

DIGITAL INSIGHT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)

	June 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$10,122	$15,334
Short-term investments	46,846	38,300
Accounts receivable, net of allowance for doubtful accounts of $1,172 and $518 at June 30, 2002 and December 31, 2001, respectively	20,452	19,133
Accumulated implementation costs	4,832	4,973
Other current assets	3,078	2,893

Total current assets	85,330	80,633
Property and equipment, net of accumulated depreciation of $29,461 and $24,093 at June 30, 2002 and December 31, 2001, respectively	32,398	37,784
Goodwill, net of accumulated amortization of $38,910 at June 30, 2002 and December 31, 2001	101,690	80,174
Intangible assets, net of accumulated amortization of $14,334 and $12,932 at June 30, 2002 and December 31, 2001, respectively	22,116	18,208
Accumulated implementation costs	5,534	5,941
Long-term investments	6,820	13,334
Other assets	444	554

Total assets	$254,332	$236,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,337	$3,142
Accrued compensation and related benefits	4,177	3,465
Customer deposits and deferred revenue	8,689	7,434
Other accrued liabilities	7,925	7,465
Current portion of capital lease obligations	660	1,202
Current portion of long-term debt	6,342	3,529

Total current liabilities	33,130	26,237
Capital lease obligations	161	411
Long-term debt	4,118	5,882
Customer deposits and deferred revenue	7,242	7,207

Total liabilities	44,651	39,737

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 32,148,532 and 29,638,479 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	32	30
Additional paid-in capital	384,013	337,461
Stockholders’ notes receivable	(128)	(124)
Deferred stock-based compensation	(196)	(1,409)
Accumulated deficit	(174,040)	(139,067)

Total stockholders’ equity	209,681	196,891

Total liabilities and stockholders’ equity	$254,332	$236,628

The accompanying notes are integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues	$32,079	$22,686	$62,203	$43,102
Cost of revenues (including amortization of deferred stock-based compensation of $226 and $189 for the three months ended June 30, 2002 and 2001, respectively, and $408 and $390 for the six months ended June 30, 2002 and 2001, respectively)	17,241	13,225	33,272	26,855

Gross profit	14,838	9,461	28,931	16,247

Operating expenses:
Sales, general and administrative (including amortization of deferred stock-based compensation of $468 and $290 for the three months ended June 30, 2002 and 2001, respectively, and $685 and $623 for the six months ended June 30, 2002 and 2001, respectively)	8,847	8,214	17,832	16,209
Research and development (including amortization of deferred stock-based compensation of $69 and $1,102 for the three months ended June 30, 2002 and 2001, respectively, and $120 and $2,811 for the six months ended June 30, 2002 and 2001, respectively)	4,929	6,433	9,502	13,930
Amortization of goodwill and intangible assets	1,455	8,643	2,898	17,525
Restructuring and asset impairment charges (including amortization of deferred stock-based compensation of $940 for the six months ended June 30, 2001)	—	—	4,980	3,276

Total operating expenses	15,231	23,290	35,212	50,940

Loss from operations	(393)	(13,829)	(6,281)	(34,693)
Interest and other income, net	136	546	344	1,384

Net loss before cumulative effect of change in accounting principle	(257)	(13,283)	(5,937)	(33,309)
Cumulative effect of change in accounting principle	—	—	(29,036)	—

Net loss	$(257)	$(13,283)	$(34,973)	$(33,309)

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(0.01)	$(0.45)	$(0.19)	$(1.14)
Per share cumulative effect of change in accounting principle	—	—	(0.92)	—

Basic and diluted net loss per share	$(0.01)	$(0.45)	$(1.11)	$(1.14)

Weighted average shares used in computing basic and diluted net loss per share	32,095	29,276	31,657	29,101

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(34,973)	$(33,309)
Adjustments to reconcile net loss to net cash from operating activities, net of the effect of acquisition:
Cumulative effect of change in accounting principle	29,036	—
Restructuring and asset impairment charges	4,980	—
Depreciation and amortization of property and equipment	6,278	5,196
Amortization of goodwill and intangible assets	2,898	17,525
Amortization of deferred stock-based compensation	1,213	4,764
Interest income on stockholders’ notes receivable	(4)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(166)	(1,444)
Accumulated implementation costs	909	(1,449)
Other current assets	300	698
Other assets	110	174
Accounts payable	584	(2,859)
Accrued compensation and related benefits	(3,601)	829
Customer deposits and deferred revenue	(767)	(3,248)
Other accruals	(3,313)	1,213

Net cash provided by (used in) operating activities	3,484	(11,914)

Cash flows from investing activities:
Acquisition of Virtual Financial Services, Inc.	(4,518)	—
Purchase of investments	(21,812)	(36,268)
Proceeds from maturity of investments	19,779	10,000
Acquisition of property and equipment	(3,250)	(8,773)

Net cash used in investing activities	(9,801)	(35,041)

Cash flows from financing activities:
Principal payments on debt	(7,493)	(7,322)
Proceeds from debt	4,000	7,800
Net proceeds from issuance of common stock	4,598	1,664

Net cash provided by financing activities	1,105	2,142

Net decrease in cash and cash equivalents	(5,212)	(44,813)
Cash and cash equivalents at beginning of the period	15,334	71,523

Cash and cash equivalents at end of the period	$10,122	$26,710

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$428	$211
Effect of acquisition:
Accounts receivable	(1,153)	—
Other assets	(985)	—
Goodwill and intangibles	(57,352)	—
Accounts payable, accrued compensation and benefits and other accruals	4,815	—
Customer deposits and deferred revenue	2,057	—
Other accruals	2,394	—
Current portion of long-term debt	3,750	—
Common stock issued in acquisition	41,956	—

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       The Company and Summary of its Significant Accounting Policies

             The Company

          Digital Insight Corporation (the “Company”), which incorporated in March 1997 in Delaware, provides Internet banking services to credit unions, banks and savings and loans.  Its Internet banking services include Internet banking and bill payment services for individual customers, business banking for commercial customers, a target marketing program to increase financial services to end users, and customized web site design and implementation and other related services.  In addition, the Company, through its acquisition of Anytime Access, Inc. (“ATA”), is a provider of services that allow credit unions and banks to outsource their consumer loan origination and processing functions.  Substantially all of the Company’s revenues are derived from these services.

          On January 28, 2002, the Company completed the acquisition of Virtual Financial Services, Inc. (“ViFi”), pursuant to an Agreement and Plan of Merger, dated as of January 3, 2002.  This acquisition was accounted for under the purchase method of accounting and the results of operations of ViFi have been included in the Company’s financial results since the date of acquisition.

          The accompanying consolidated financial statements for the three months and six months ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the “SEC”).  Independent accountants have not audited these consolidated financial statements. The consolidated financial statements, however, include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods.  However, these results are not necessarily indicative of results for any other interim period or for the full year.  The accompanying consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

          Management believes that the disclosures included in the accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

          Long-lived assets (excluding goodwill)

          The Company assesses potential impairments to its long-lived assets, excluding goodwill, periodically in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting For the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of” as amended by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”  An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered by the Company include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and the Company’s market capitalization relative to net book value.  When the Company determines that the carrying value of a long-lived asset (excluding goodwill) may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss.  The impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, determined either based on the market value if available, or discounted cash flows, if not.

          New accounting standards

          As of January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 established new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method for combinations initiated after June 30, 2001.  SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment only approach.  Under SFAS No. 142, goodwill will be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired.  Amortization of goodwill, including goodwill from past business combinations, will cease.  As discussed further in Note 2, the Company recorded an impairment charge of approximately $29.0 million as a cumulative effect of change in accounting principle from the adoption of SFAS No. 142 in the first quarter of 2002.

          In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-lived Assets,” which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.  It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted.  The Company expects to adopt SFAS No. 143 effective January 1, 2003 and does not expect that the adoption of this new standard will have a significant impact on its results of operations or financial position.

          In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.”  This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 (“APB 30”), “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for Segments of a Business to Be Disposed Of.”  This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a temporarily controlled subsidiary.  The Company adopted SFAS No. 144 on January 1, 2002 and the adoption of this new standard did not have a significant impact on its results of operations or financial position.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 supersedes the existing guidance related to accounting and reporting of costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (“EITF”) No. 94-3, “Liability Recognition For Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Under SFAS No. 146, a liability for a cost associated with an exit or a disposal activity will be recognized and measured initially at its fair value in the period in which the liability is incurred.  The provisions of SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002 with earlier adoption encouraged.  The Company anticipates adopting this standard on future exit or disposal activities and there would be no impact on the Company’s restructuring plans already initiated.

          Reclassifications

          Certain reclassifications have been made to the consolidated financial statements as of December 31, 2001 and for the three and six months ended June 30, 2001 in order to conform to the 2002 presentation.

2.       Goodwill, Intangible Assets, and Change in Accounting Principle

          The change in the balance of goodwill during the six months ended June 30, 2002 is set forth below:

	1View	ATA	ViFi	Total

Balance, December 31, 2001 (in thousands)	$33,783	$85,301	$—	$119,084
Accumulated amortization, December 31, 2001	(14,742)	(24,168)	—	(38,910)

Net balance, December 31, 2001	19,041	61,133	—	80,174
Add: Goodwill related to purchase of ViFi (see Note 6)	—	—	50,552	50,552
Less: Cumulative effect of change in accounting principle	—	(29,036)	—	(29,036)

Balance, June 30, 2002	$19,041	$32,097	$50,552	$101,690

          Upon the adoption of SFAS No. 142, the Company evaluated the goodwill related to its prior acquisitions, 1View Network Corporation (“1View”) and ATA, using the fair value approach prescribed by SFAS No. 142.  The

Company determined that there was no impairment related to the 1View goodwill based on the enterprise level analysis performed.  1View is included at the enterprise level in the “Internet banking” reporting unit as there are no separately identifiable cash flows.

          Based on the analysis of the ATA goodwill at the “lending” reporting unit, the Company determined that an impairment write-down was necessary.  The amount of the impairment was estimated based on a valuation process that combined estimating the present value of the future cash flows of ATA with obtaining the market value to revenue multiples of comparable publicly traded companies and applying these multiples to the projected and historical revenue of ATA.  This valuation process yielded a goodwill carrying value of $32.1 million which required the impairment write-down of $29.0 million.  This amount has been recorded in the consolidated statement of operations for the six months ended June 30, 2002 as a cumulative effect of change in accounting principle.

          As of December 31, 2001 and June 30, 2002, all other intangible assets were subject to amortization.  A summary of the other intangible assets as of December 31, 2001 and June 30, 2002 is set forth below:

December 31, 2001 (in thousands):	Gross Balance	Accumulated Amortization	Carrying Amount

Assembled workforce	$1,490	$(1,407)	$83
Customer relationships	20,230	(5,374)	14,856
Acquired technology	9,040	(5,920)	3,120
Covenant not-to-compete	380	(231)	149

Total	$31,140	$(12,932)	$18,208

June 30, 2002 (in thousands):	Gross Balance	Accumulated Amortization	Carrying Amount

Customer relationships	$27,030	$(7,742)	$19,288
Acquired technology	9,040	(6,280)	2,760
Covenant not-to-compete	380	(312)	68

Total	$36,450	$(14,334)	$22,116

          During the six months ended June 30, 2002, $6.8 million was added to the customer relationships intangible asset as part of the purchase of ViFi and amortization expense incurred related to all intangible assets was $1.5 million and $2.9 million for the three months and six months ended June 30, 2002, respectively.   Estimated intangible asset amortization expense remaining for the year ending December 31, 2002 and for the next four years ending December 31 is as follows (amounts in thousands):

2002	$2,886
2003	5,646
2004	5,646
2005	5,330
2006	1,373

          The following tables adjust net loss and net loss per share for the impact of the implementation of SFAS No. 142 as follows:

	Three months ended June 30,
	2002	2001

	(In thousands)
Net loss	$(257)	$(13,283)
Add back: goodwill amortization	—	6,377

Adjusted net loss	$(257)	$(6,906)

Basic and diluted net loss per share	$(0.01)	$(0.45)
Add back: goodwill amortization	—	0.22

Adjusted basic and diluted net loss per share	$(0.01)	$(0.23)

	Six months ended June 30,
	2002	2001

	(In thousands)
Net loss before cumulative effect of change in accounting principle	$(5,937)	$(33,309)
Add back: goodwill amortization	—	12,754

Adjusted net loss before cumulative effect of change in accounting principle	(5,937)	(20,555)
Cumulative effect of change in accounting principle	(29,036)	—

Adjusted net loss	$(34,973)	$(20,555)

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(0.19)	$(1.14)
Add back: goodwill amortization	—	0.44
Cumulative effect of change in accounting principle	(0.92)	—

Adjusted basic and diluted net loss per share	$(1.11)	$(0.70)

3.       Revolving Line of Credit and Equipment Leasing Line of Credit

          In May 2001, the Company renewed its $10 million secured revolving credit commitment (the “Revolver”) from a bank, which has been extended to September 1, 2002. Interest on the outstanding borrowings is payable monthly. The interest rate on the Revolver is equal to the bank’s prime rate which was 4.75% at June 30, 2002.  The Revolver is collateralized by all of the Company’s assets.  The Company had no outstanding advances on the Revolver as of December 31, 2001 and June 30, 2002.

          In August 2000, the Company obtained a $10 million equipment leasing line of credit evidenced by a multiple disbursement note from a bank (the “Note”), collateralized by the participating equipment and a $10 million certificate of deposit.  The terms of the Note were revised in August 2001 to allow principal to be borrowed from time to time prior to October 31, 2001.  Interest will accrue at either (i) the bank’s prime rate less 1% or (ii) 1.5% above the rate stated on the certificate of deposit pledged as collateral for the Note.  As of June 30, 2002, the interest rate on the Note was 3.15% per annum.  Under the revised terms, interest and principal will be paid in 34 monthly installments, commencing November 30, 2001.  As of June 30, 2002, the Company had $7.6 million in borrowings outstanding under the Note, $4.1 million of which was classified as long-term debt.  As a result of the classification of this Note, $4.1 million of the certificate of deposit has been classified as a long-term investment and the remaining portion is included in short-term investments.

4.          Restructuring and Asset Impairment Charges

             In February 2001, the Company strategically restructured its business to reduce operating expenses.  The process included a review of potentially redundant functions and facilities.  The majority of these redundancies resulted from the three acquisitions completed in 2000.  As a result of this process, 58 employee positions were eliminated and the Company’s facility in San Francisco, California was closed.  During the six months ended June 30, 2001, the Company recorded a restructuring charge of approximately $1,629,000 for severance payments and related benefits for employees whose positions were eliminated, approximately $940,000 in deferred stock-based compensation expense for the acceleration of stock options and approximately $707,000 for exit costs as a result of the closure of the San Francisco facility and related lease termination.

             In March 2002, the Company initiated an additional restructuring to further optimize its cost structure.  The Company plans to restructure its operations by geographically consolidating certain business functions including customer service, web services, and software development.  The consolidation of these operations will eliminate unnecessary costs that are incurred by operating these functions in multiple locations.  As a result of this restructuring process, approximately 75 employees will be terminated and the Company plans to reduce space utilized at three facilities during 2002.  For the six months ended June 30, 2002, the Company recorded a charge of $850,000 related to estimated severance payments for employee terminations.  The Company also recorded a charge of $1,230,000 related to the facilities closures which represents the difference between estimated sublease income and the rental commitments of the Company plus the estimated cost to sublease the facilities.   A summary of the restructuring accrual is as follows:

	Employee Related	Exit Costs	Deferred Stock—based Compensation	Total

Restructuring accrual (in thousands)
Restructuring accrual in 2001	$1,629	$707	$940	$3,276
Restructuring accrual in 2002	850	1,230	—	2,080
Cash payments	(1,589)	(812)	—	(2,401)
Non-cash disposals	—	—	(940)	(940)

Restructuring accrual, June 30, 2002	$890	$1,125	$—	$2,015

             During the six months ended June 30, 2002, the Company recorded an asset impairment charge of $2.9 million to reduce the carrying value of long-lived assets consisting primarily of purchased computer software and equipment that were abandoned or removed from operations during the first quarter of 2002.  The impaired assets were written-down to their estimated fair value less costs to sell.

5.          Reportable Segments and Major Customers

             The Company manages its business through two reportable segments: the Internet banking division and the lending division.  Management does not allocate deferred stock-based compensation to the reportable segments when evaluating the performance of the Internet banking and lending divisions.  As a result, deferred stock-based compensation is included with unallocated expenses in the tables that follow.  The results of operations for these reportable segments were as follows for the three months and six months ended June 30, 2002 and 2001:

Three months ended June 30, 2002:	Internet banking division	Lending division	Unallocated expenses (1)	Total

	(In thousands)
Revenues	$28,045	$4,034	$—	$32,079
Gross profit	$13,435	$1,629	$(226)	$14,838
Income (loss) from operations	$1,514	$311	$(2,218)	$(393)
Total assets at June 30, 2002	$199,856	$54,476	$—	$254,332

Three months ended June 30, 2001:	Internet banking division	Lending division	Unallocated expenses (2)	Total

	(In thousands)
Revenues	$18,712	$3,974	$—	$22,686
Gross profit	$8,328	$1,322	$(189)	$9,461
Loss from operations	$(3,562)	$(43)	$(10,224)	$(13,829)
Total assets at June 30, 2001	$149,980	$100,813	$—	$250,793

Six months ended June 30, 2002:	Internet banking division	Lending division	Unallocated expenses (3)	Total

	(In thousands)
Revenues	$54,553	$7,650	$—	$62,203
Gross profit	$26,598	$2,741	$(408)	$28,931
Income (loss) from operations	$2,469	$341	$(9,091)	$(6,281)
Total assets at June 30, 2002	$199,856	$54,476	$—	$254,332

Six months ended June 30, 2001:	Internet banking division	Lending division	Unallocated expenses (4)	Total

	(In thousands)
Revenues	$35,710	$7,392	$—	$43,102
Gross profit	$14,774	$1,863	$(390)	$16,247
Loss from operations	$(9,041)	$(1,027)	$(24,625)	$(34,693)
Total assets at June 30, 2001	$149,980	$100,813	$—	$250,793

(1)

Gross profit includes $226,000 of deferred stock-based compensation.  Income (loss) from operations includes $763,000 of deferred stock-based compensation and $1,455,000 of intangible asset amortization.

(2)

Gross profit includes $189,000 of deferred stock-based compensation.  Loss from operations includes $1,581,000 of deferred stock-based compensation and $8,643,000 of goodwill and intangible asset amortization.

(3)

Gross profit includes $408,000 of deferred stock-based compensation.  Income (loss) from operations includes $1,213,000 of deferred stock-based compensation, $2,898,000 of intangible asset amortization, and $4,980,000 of restructuring and asset impairment charges.

(4)

Gross profit includes $390,000 of deferred stock-based compensation.  Loss from operations includes $3,824,000 of deferred stock-based compensation, $17,525,000 of goodwill and intangible asset amortization, and $3,276,000 of restructuring charges.

             For the three months and six months ended June 30, 2002 and 2001 no customer comprised more than 10% of revenues.

6.          Acquisition of ViFi

             On January 28, 2002, the Company completed the acquisition of ViFi pursuant to an Agreement and Plan of Merger, dated as of January 3, 2002.  ViFi was a privately-owned company based in Indianapolis, Indiana that provided retail and commercial Internet banking, electronic bill payment, cash management services, credit and debit card processing, online brokerage, document management, web site design, target marketing and aggregation services via PC-based or wireless access.  As a result of the merger, all the outstanding shares of ViFi were converted into an aggregate of $3,750,000 in cash, $3,750,000 in promissory notes, and 1,901,907 shares of the Company’s common stock with an estimated fair value of approximately $41.1 million.  The fair value of the common stock issued was based on the average trading price of the Company’s common stock for four days before, four days after, and including the public announcement date.  In addition, the Company assumed options to purchase an aggregate of 111,978 shares of its common stock with an estimated fair value of $876,000 determined using the Black-Scholes option pricing model.  All assumed options were fully vested and, as such, no allocation to deferred stock-based compensation was required.  The Company did not acquire certain of the ViFi fixed assets and the credit card processing product line which remained with the selling shareholder of ViFi.

             The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis and the purchase price allocation provided a goodwill balance of $50.6 million and identifiable intangible assets comprised of customer relationships of $6.8 million.  In accordance with SFAS No. 142, goodwill will not be amortized but rather will be periodically evaluated for impairment on at least an annual basis. The customer relationships identifiable intangible asset will be amortized on a straight-line basis over an estimated useful life of six years.

             In accordance with the purchase method of accounting, the results of ViFi have been included since the acquisition date, January 28, 2002.  If the operating results of ViFi had been included since the beginning of the period for the three months and six months ended June 30, 2002 and 2001, the pro forma results of the Company would be as follows:

	For the quarter ended
	June 30, 2002(1)	June 30, 2001

	(In thousands, except per share data)
Revenue	$32,079	$25,820
Operating loss	$(393)	$(13,861)
Net loss	$(257)	$(13,347)
Basic and diluted loss per share	$(0.01)	$(0.43)
Weighted average shares used in computing basic and diluted loss per share	32,095	31,178

	For the six months ended
	June 30, 2002(2)	June 30, 2001

	(In thousands, except per share data)
Revenue	$63,210	$49,260
Operating loss	$(6,325)	$(34,951)
Net loss	$(35,020)	$(33,376)
Basic and diluted loss per share	$(1.10)	$(1.08)
Weighted average shares used in computing basic and diluted loss per share	31,950	31,003

(1)	As ViFi was acquired during the quarter ended March 31, 2002, the results for the quarter ended June 30, 2002 are the same as those presented in the consolidated statement of operations.
(2)	The pro forma results for the six months ended June 30, 2002 have been adjusted to include the results of operations of ViFi for the period from January 1, 2002 to January 28, 2002.

7.       Contingencies

          See Item 1 in “Part II – Other Information” for a description of legal proceedings.

ITEM 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.  This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on management’s beliefs, as well as on assumptions made by, and upon information currently available to, management.  When used in this Form 10-Q, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, and “estimate” or similar expressions are intended to identify such forward looking statements.  However, this Form 10-Q also contains other forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including anticipated financial performance, business prospects, anticipated capital expenditures, and other similar matters which reflect management’s best judgment based on factors currently known.  Actual results and experience could differ materially from the anticipated results or other expectations expressed in our forward looking statements as a result of a number of factors, including but not limited to those discussed in the MD&A and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001.

          As of June 30, 2002, we had contracts with 1,609 financial institutions, 1,393 of which had contracted for Internet banking services, 531 of which had contracted for cash management services and 158 of which had contracted for on-line lending services. There were approximately 3.2 million active Internet banking end users at the end of the quarter, up 63% from a year earlier and 4% from the prior quarter.  We had a total of 1,253 Internet banking clients with live sites at June 30, 2002, which represented approximately 31.2 million potential end users and an overall penetration rate of 10.4%.  The total number of potential end users of the 1,393 contracted Internet banking institutions was approximately 33.1 million.

          On January 28, 2002, we completed the acquisition of Virtual Financial Services, Inc. (“ViFi”), pursuant to an Agreement and Plan of Merger, dated as of January 3, 2002.  ViFi was a privately-owned company based in Indianapolis, Indiana that provided retail and commercial Internet banking, electronic bill payment, cash management services, credit and debit card processing, online brokerage, document management, web site design, target marketing and aggregation services via PC-based or wireless access.  As a result of the merger, all the outstanding shares of ViFi were converted into an aggregate of $3,750,000 in cash, $3,750,000 in promissory notes, and 1,901,907 shares of the Company’s common stock.  In addition, we assumed options to acquire ViFi stock that, as a result of the merger, converted into options to purchase an aggregate of 111,978 shares of our common stock.  Our results of operations include the operations of ViFi subsequent to the acquisition date.

          We manage our business through two reportable segments: the Internet banking division and the lending division.  Management does not allocate deferred stock-based compensation to the reportable segments when evaluating the performance of the Internet banking and lending divisions.  As a result, deferred stock-based compensation is included with unallocated expenses in the tables that follow.  The results of operations for these reportable segments were as follows for the three months and six months ended June 30, 2002 and 2001:

Three months ended June 30, 2002:	Internet banking division	Lending division	Unallocated expenses (1)	Total

	(In thousands)
Revenues	$28,045	$4,034	$—	$32,079
Gross profit	$13,435	$1,629	$(226)	$14,838
Income (loss) from operations	$1,514	$311	$(2,218)	$(393)
Total assets at June 30, 2002	$199,856	$54,476	$—	$254,332

Three months ended June 30, 2001:	Internet banking division	Lending division	Unallocated expenses (2)	Total

	(In thousands)
Revenues	$18,712	$3,974	$—	$22,686
Gross profit	$8,328	$1,322	$(189)	$9,461
Loss from operations	$(3,562)	$(43)	$(10,224)	$(13,829)
Total assets at June 30, 2001	$149,980	$100,813	$—	$250,793

Six months ended June 30, 2002:	Internet banking division	Lending division	Unallocated expenses (3)	Total

	(In thousands)
Revenues	$54,553	$7,650	$—	$62,203
Gross profit	$26,598	$2,741	$(408)	$28,931
Income (loss) from operations	$2,469	$341	$(9,091)	$(6,281)
Total assets at June 30, 2002	$199,856	$54,476	$—	$254,332

Six months ended June 30, 2001:	Internet banking division	Lending division	Unallocated expenses (4)	Total

	(In thousands)
Revenues	$35,710	$7,392	$—	$43,102
Gross profit	$14,774	$1,863	$(390)	$16,247
Loss from operations	$(9,041)	$(1,027)	$(24,625)	$(34,693)
Total assets at June 30, 2001	$149,980	$100,813	$—	$250,793

(1)

Gross profit includes $226,000 of deferred stock-based compensation.  Income (loss) from operations includes $763,000 of deferred stock-based compensation and $1,455,000 of intangible asset amortization.

(2)

Gross profit includes $189,000 of deferred stock-based compensation.  Loss from operations includes $1,581,000 of deferred stock-based compensation and $8,643,000 of goodwill and intangible asset amortization.

(3)

Gross profit includes $408,000 of deferred stock-based compensation.   Income (loss) from operations includes $1,213,000 of deferred stock-based compensation, $2,898,000 of intangible asset amortization, and $4,980,000 of restructuring and asset impairment charges.

(4)

Gross profit includes $390,000 of deferred stock-based compensation.  Loss from operations includes $3,824,000 of deferred stock-based compensation, $17,525,000 of goodwill and intangible asset amortization, and $3,276,000 of restructuring charges.

             For the three months and six months ended June 30, 2002 and 2001 no customer comprised more than 10% of revenues.

Results of Operations

          The discussion of the results of operations compares the three months and six months ended June 30, 2002 with the comparable periods in 2001.

                   Comparison of Three Months Ended June 30, 2002 and June 30, 2001

          Results of Operations:

          Revenues: Revenues for the three months ended June 30, 2002 were approximately $32.1 million, an increase of 41% from the approximately $22.7 million reported for the same period of the prior year.  Revenues for the quarter ended June 30, 2002 included approximately $28.0 million related to the Internet banking division compared to approximately $18.7 million for the quarter ended June 30, 2001.  This increase of approximately $9.3 million, or 50%, resulted from an increased number of financial institutions and end users combined with sales of additional services to our existing customer base.  Active Internet banking end users increased 63% from June 30, 2001 to approximately 3.2 million users at June 30, 2002.  The increase in active end users includes approximately 460,000 active end users that were added as a result of the ViFi acquisition in the first quarter of 2002.

          Revenues for the quarter ended June 30, 2002 included approximately $4.0 million related to the lending division which approximates the lending revenue earned in the three months ended June 30, 2001.  The impact of the increase in lending applications processed from 87,338 for the quarter ended June 30, 2001 to 118,165 for the quarter ended June 30, 2002 was offset by a shift in the mix of applications from the historical call center applications to Internet-based applications that generate lower revenues per application, but provide a higher gross margin.

          Cost of Revenues: Cost of revenues are comprised primarily of salaries and related personnel expenses, network costs, expenses related to the operation of our data centers and fees paid to third parties, including bill payment vendors, data processing vendors and communication services providers.  Cost of revenues increased from approximately $13.2 million for the three months ended June 30, 2001 to approximately $17.2 million for the three months ended June 30, 2002, representing an increase of 30%.  Cost of revenues for the three months ended June 30, 2002 and 2001 includes $226,000 and $189,000, respectively, of deferred stock-based compensation expense which has not been allocated to the Internet banking and lending divisions.

          Cost of revenues for the quarter ended June 30, 2002 included approximately $14.6 million related to the Internet banking division compared to approximately $10.4 million for the quarter ended June 30, 2001.  This increase of approximately $4.2 million, or 40%, was primarily due to the cost to implement and service additional financial institutions.

          Cost of revenues for the quarter ended June 30, 2002 included approximately $2.4 million related to the lending division compared to approximately $2.7 million for the quarter ended June 30, 2001.  This decrease of approximately $300,000, or 11%, was due primarily to the effect of the shift in mix from the historical call center applications to the lower cost Internet applications.

          Gross Profit: Gross profit increased from approximately $9.5 million for the three months ended June 30, 2001 to approximately $14.8 million for the three months ended June 30, 2002.  Excluding the impact of deferred stock-based compensation, gross profit margin for the Internet banking division increased to 48% in the quarter ended June 30, 2002 from 45% in the same period in 2001, and the gross profit margin for the lending division increased to 40% from 33% for the same respective periods.  These increases in gross profit margin are primarily due to the leverage in our business model that leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base.

          Sales, General and Administrative: Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources and administrative personnel, and other general corporate expenses. In addition, these expenses include marketing expenses, such as trade shows and promotional costs.

          Sales, general and administrative expenses increased 7.3%, from approximately $8.2 million for the three months ended June 30, 2001 to approximately $8.8 million for the three months ended June 30, 2002 due primarily to additional sales and marketing costs associated with our end user adoption program and other growth initiatives.  As a percentage of revenues, sales, general and administrative expenses decreased from 36% for the three months ended June 30, 2001 to 28% for the three months ended June 30, 2002.  This decrease in the percentage of expenses relative to revenue is primarily attributable to the leverage inherent in our business model which is described in the “Gross Profit” discussion above.

          Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of both our products and our data processing vendor interface software.

          Research and development expenses decreased from approximately $6.4 million for the three months ended June 30, 2001 to approximately $4.9 million for the three months ended June 30, 2002.  The decrease was primarily due to reduced amortization of deferred stock-based compensation.

          Amortization of Goodwill and Intangible Assets: Amortization expense for goodwill and intangible assets decreased from approximately $8.6 million for the three months ended June 30, 2001 to approximately $1.5 million for the three months ended June 30, 2002.  This decrease in expense is primarily attributable to the Company’s adoption of SFAS No. 142.  Under SFAS No. 142, we have ceased the amortization of goodwill and we now evaluate the balance of goodwill for impairment on at least an annual basis.  Goodwill amortization for the three months ended June 30, 2001 amounted to approximately $6.4 million.

          Interest and Other Income, net: Interest and other income, net decreased from approximately $546,000 for the three months ended June 30, 2001 to approximately $136,000 for the three months ended June 30, 2002.  This decrease is due primarily to a decline in the average yield earned from our investment portfolio during the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001.

                   Comparison of Six Months Ended June 30, 2002 and June 30, 2001

          Results of Operations:

          Revenues: Revenues for the six months ended June 30, 2002 were approximately $62.2 million, an increase of 44% from the approximately $43.1 million reported for the same period of the prior year.  Revenues for the six months ended June 30, 2002 included approximately $54.6 million related to the Internet banking division compared to approximately $35.7 million for the six months ended June 30, 2001.  This increase of approximately $18.9 million, or 53%, resulted from an increased number of financial institutions and end users combined with sales of additional services to our existing customer base as discussed in the comparison of revenue for the three months ended June 30, 2002 and June 30, 2001.

          Revenues for the six months ended June 30, 2002 included approximately $7.7 million related to the lending division compared to approximately $7.4 million for the six months ended June 30, 2001.  This increase of approximately $300,000, or 4%, resulted from an increase in applications processed to 201,134 in the first six months of 2002 from 154,806 in the same period of 2001 partially offset by a shift in the mix of applications from the historical call center applications to Internet-based applications that generate lower revenues per application, but provide a higher gross margin.

          Cost of Revenues: Cost of revenues increased from approximately $26.9 million for the six months ended June 30, 2001 to approximately $33.3 million for the six months ended June 30, 2002, representing an increase of 24%.  Cost of revenues for the six months ended June 30, 2002 and 2001 includes $408,000 and $390,000, respectively, of deferred stock-based compensation expense which has not been allocated to the Internet banking and lending divisions.

          Cost of revenues for the six months ended June 30, 2002 included approximately $28.0 million related to the Internet banking division compared to approximately $20.9 million for the six months ended June 30, 2001.  This increase of approximately $7.1 million, or 34%, was primarily due to the cost to implement and service additional financial institutions.

          Cost of revenues for the six months ended June 30, 2002 included approximately $4.9 million related to the lending division compared to approximately $5.5 million for the six months ended June 30, 2001.  This decrease of approximately $600,000, or 11%, was due primarily to the effect of the shift in mix from the historical call center applications to the lower cost Internet applications.

          Gross Profit: Gross profit increased from approximately $16.2 million for the six months ended June 30, 2001 to approximately $28.9 million for the six months ended June 30, 2002.  Excluding the impact of deferred stock-based compensation, gross profit margin for the Internet banking division increased to 49% in the six months ended June 30, 2002 from 41% in the same period in 2001, and the gross profit margin for the lending division increased to

36% from 25% for the same respective periods.  These increases in gross profit margin are primarily due to the leverage in our business model that leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base.

          Sales, General and Administrative: Sales, general and administrative expenses increased 10%, from approximately $16.2 million for the six months ended June 30, 2001 to approximately $17.8 million for the six months ended June 30, 2002 due primarily to additional sales and marketing costs associated with our end user adoption program and other growth initiatives.  As a percentage of revenues, sales, general and administrative expenses decreased from 38% for the six months ended June 30, 2001 to 29% for the six months ended June 30, 2002.  This decrease in the percentage of expenses relative to revenue is primarily attributable to the leverage inherent in our business model which is described in the “Gross Profit” discussion above.

          Research and Development: Research and development expenses decreased from approximately $13.9 million for the six months ended June 30, 2001 to approximately $9.5 million for the six months ended June 30, 2002.  The decrease was primarily due to reduced amortization of deferred stock-based compensation combined with reduced costs associated with a decrease in the usage of consultants and contract labor.

          Amortization of Goodwill and Intangible Assets: Amortization expense for goodwill and intangible assets decreased from approximately $17.5 million for the six months ended June 30, 2001 to approximately $2.9 million for the six months ended June 30, 2002.  This decrease in expense is primarily attributable to the Company’s adoption of SFAS No. 142.  Under SFAS No. 142, we have ceased the amortization of goodwill and we now evaluate the balance of goodwill for impairment on at least an annual basis.  Goodwill amortization for the six months ended June 30, 2001 amounted to approximately $12.8 million.

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

          In March 2002, we initiated an additional restructuring to further optimize our cost structure.  We plan to restructure our operations by geographically consolidating certain business functions including customer service, web services, and software development.  The consolidation of these operations will eliminate unnecessary costs that are incurred by operating these functions in multiple locations.  As a result of this restructuring process, approximately 75 employees will be terminated and we plan to reduce space utilized at three facilities during 2002.  For the six months ended June 30, 2002, we recorded a charge of $850,000 related to estimated severance payments for employee terminations.  We also recorded a charge of $1,230,000 related to the facilities closures which represents the difference between estimated sublease income and our rental commitments plus the estimated cost to sublease the facilities.

          During the six months ended June 30, 2002, we recorded an asset impairment charge of $2.9 million to reduce the carrying value of long-lived assets consisting primarily of purchased computer software and equipment that were abandoned or removed from operations during the six months ended June 30, 2002.  The impaired assets were written-down to their estimated fair value less costs to sell.  There were no such charges recorded during the six months ended June 30, 2001.

          Interest and Other Income, net: Interest and other income, net decreased from approximately $1.4 million for the six months ended June 30, 2001 to approximately $344,000 for the six months ended June 30, 2002.  This decrease is due primarily to a decline in the average yield earned on our investment portfolio during the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

          Cumulative Effect of Change in Accounting Principle: Due to the adoption of SFAS No. 142 on January 1, 2002, we recorded a cumulative effect of change in accounting principle of $29.0 million as described in Note 2 to the unaudited consolidated financial statements.  This amount represents a write-down of a portion of the goodwill related to the ATA acquisition for which the carrying value of the goodwill exceeded the estimated fair value determined by using the fair value method of impairment assessment prescribed by SFAS No. 142.

Liquidity and Capital Resources

          At June 30, 2002, we had cash and cash equivalents of approximately $10.1 million, short-term investments of approximately $46.8 million and long-term investments of approximately $6.8 million.  Investments include a $10 million certificate of deposit that is pledged as collateral against a multiple disbursement note we signed in connection with an equipment line of credit with a bank.  At June 30, 2002, $4.1 million of this certificate of deposit was classified as long-term investments due to withdrawal restrictions.  The remaining investments are commercial paper. Our intent is to hold these investments to maturity.  For financial statement presentation we classify our investments as short-term and long-term, based upon their maturity dates.  All of our investments, except for the $10 million certificate of deposit, are readily marketable.

          The value of our commercial paper is sensitive to changes in the level of U.S. interest rates and the market ratings of the underlying companies.  Therefore, if our commercial paper is sold prior to its maturity date, a gain or loss may result.

          In May 2001, we renewed our $10 million secured revolving credit commitment (the “Revolver”) from a bank, which has been extended to September 1, 2002. Interest on the outstanding borrowings is payable monthly. The interest rate on the Revolver is equal to the bank’s prime rate which was 4.75% at June 30, 2002.  The Revolver is collateralized by all of our assets.  We had no outstanding advances on the Revolver as of June 30, 2002.

          In August 2000, we obtained a $10 million equipment leasing line of credit evidenced by a multiple disbursement note from a bank (the “Note”), collateralized by the participating equipment and a $10 million certificate of deposit.  The terms of the Note were revised in August 2001 to allow principal to be borrowed from time to time prior to October 31, 2001.  Interest will accrue at either (i) the bank’s prime rate less 1% or (ii) 1.5% above the rate stated on the certificate of deposit pledged as collateral for the Note.  Under the revised terms, interest and principal will be paid in 34 monthly installments, commencing November 30, 2001.  As of June 30, 2002, we had $7.6 million in borrowings outstanding under the Note.  During the quarter ended June 30, 2002, the interest rate on the Note was 3.15% per annum.  This rate was calculated in accordance with (ii) above.

          Net cash provided by operating activities was approximately $3.5 million for the six months ended June 30, 2002 and net cash used in operating activities was approximately $11.9 million for the six months ended June 30, 2001.  The change in cash from operating activities was primarily the result of the decrease in the loss from operations from $34.7 million for the six months ended June 30, 2001 to $6.3 million for the six months ended June 30, 2002, partially offset by a decrease in certain operating liabilities.

          Net cash used in investing activities was approximately $9.8 million for the six months ended June 30, 2002 and approximately $35.0 million for the six months ended June 30, 2001.  The decrease in cash used in investing activities was primarily the result of a decrease in the net purchase of commercial paper during the six months ended June 30, 2002 as compared to the same period in the prior year.  This decrease in net investment purchase activity during the six months ended June 30, 2002 was partially offset by the impact of the $4.5 million paid as part of the ViFi acquisition during the six months ended June 30, 2002.

          Net cash provided by financing activities was approximately $1.1 million for the six months ended June 30, 2002 and approximately $2.1 million for the six months ended June 30, 2001.  The decrease in cash provided by financing activities was primarily due to a decrease in borrowings from $7.8 million for the six months ended June 30, 2001 compared to the $4.0 million borrowed during the six months ended June 30, 2002.  This decrease in borrowings was partially offset by an increase in cash provided from the issuance of common stock.

          We have no material commitments other than our Revolver, our Note, obligations under our operating and capital leases, and minimum vendor purchase commitments.  Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing efforts.  We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related data center equipment, and personnel.

          We believe that our cash, cash equivalents and short-term investment balances will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to invest our cash in excess of current operating requirements in interest-bearing, investment grade securities.

New Accounting Standards

          As of January 1, 2002, we adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 established new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method for combinations initiated after June 30, 2001.  SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment only approach.  Under SFAS No. 142, goodwill will be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired.  Amortization of goodwill, including goodwill from past business combinations, will cease.  We recorded an impairment charge of approximately $29.0 million from the adoption of SFAS No. 142 as described in the “results of operations – comparison of six months ended June 30, 2002 and June 30, 2001” section.

          In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-lived Assets,” which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.  It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted.  We expect to adopt SFAS No. 143 effective January 1, 2003 and do not expect that the adoption of this new standard will have a significant impact on our results of operations or financial position.

          In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.”  This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 (“APB 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for Segments of a Business to Be Disposed Of.”  This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a temporarily controlled subsidiary.  We adopted SFAS No. 144 on January 1, 2002 and the adoption of this new standard did not have a significant impact on our results of operations or financial position.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 supersedes the existing guidance related to accounting and reporting of costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (“EITF”) No. 94-3, “Liability Recognition For Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Under SFAS No. 146, a liability for a cost associated with an exit or a disposal activity will be recognized and measured initially at its fair value in the period in which the liability is incurred.  The provisions of SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002 with earlier adoption encouraged.  We anticipate adopting this standard on future exit or disposal activities and there would be no impact on our restructuring plans already initiated.

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

          We are also exposed to the impact of interest rate changes as they affect the Revolver and the Note. The interest rate charged on these credit facilities varies with the bank’s prime rate and, consequently, our interest expense will fluctuate with changes in the general level of U.S. interest rates. As of June 30, 2002, we had outstanding advances of $7.6 million under the Note and no advances outstanding under the Revolver.  The rate on our Note was 3.15% per annum.  If interest rates were to increase by 100 basis points, the impact on our Note would not be significant.

          There were no significant changes in our market risk during the quarter or six months ended June 30, 2002.

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

          In Re Digital Insight Corporation Initial Public Offering Securities Litigation

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

          FundsXpress Financial Network, Inc. Litigation

          We and five of our current and former employees are parties to a lawsuit filed by FundsXpress Financial Network, Inc. on March 4, 2002 in the United States District Court for the Western District of Texas, Austin Division.  The plaintiff is a competing provider of Internet banking services to financial institutions. The first amended complaint asserted claims of trade secret misappropriation under common law; conversion; tortious interference with contract; copyright infringement; and unfair competition.  The claims were based on allegations that we conspired with ex-employees of the plaintiff to steal trade secrets and other confidential proprietary information of the plaintiff for purposes of destroying or severely damaging the plaintiff’s ability to compete with us.  The pleading sought a permanent injunction, compensatory damages of $25 million, exemplary damages of $50 million, costs and attorneys’ fees.

          The plaintiff filed a second amended complaint on June 28, 2002 which adds claims of trade secret misappropriation under California Civil Code Section 3426 and receipt, concealment and use of stolen property in violation of California Penal Code Section 496(a).  The second amended complaint is not clear about the damages sought by the plaintiff; there are damage allegations in different sections of the pleading that range from $25 million to $150 million, plus punitive or treble damages.

          The second amended complaint also asserts new claims for defamation and federal false advertising, trade disparagement and trade libel under Section 43(a) of the Lanham Act.  These new claims are based on allegations that we engaged in “the systematic defamation, disparagement, and trash-talking of FundsXpress in the marketplace.”  The Plaintiff seeks additional damages of not less than $50 million as a result of our allegedly defamatory statements.

          We dispute all of the plaintiff’s claims, as well as its purported damages, and intend to vigorously defend the lawsuit.  Discovery is in its initial phases.

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

ITEM 4.          Submission of Matters to a Vote of Security Holders

          At the annual meeting of stockholders held on May 2, 2002, our stockholders voted with respect to the following matters:

•	To elect three (3) Class III Directors, who will serve until the 2005 annual meeting of stockholders and until their successors are elected and qualified.

Votes Received

Mr. John Dorman	26,518,640
Mr. James McGuire	26,350,483
Mr. Robert North	26,343,160

In addition to the above directors, the following directors will continue in office:

Name	Class	Term Expires

Ms. Betsy Atkins	I	2003
Mr. Dale Walker	I	2003
Mr. Michael Hallman	II	2004
Mr. Michael Splinter	II	2004

•	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31,2002.

For	25,838,097 shares
Against	857,497 shares
Abstain	9,511 shares
Broker Non-Votes	0 shares

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

          99.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

          99.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

     (b)         Reports on Form 8-K

                  None

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL INSIGHT CORPORATION

Date: August 14, 2002	By:	/s/ Elizabeth S.C.S. Murray

Elizabeth S.C.S. Murray
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)