Form 10-Q
period 2002-09-30
DIGITAL INSIGHT CORP
filed 2002-11-15
CIK 1037275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Common Stock, $0.001 par value
32,334,172 shares outstanding as of October 31, 2002

DIGITAL INSIGHT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

DIGITAL INSIGHT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$24,423	$15,334
Short-term investments	39,543	38,300
Accounts receivable, net of allowance for doubtful accounts of $1,304 and $518 at September 30, 2002 and December 31, 2001, respectively	19,851	19,133
Accumulated implementation costs	4,621	4,973
Other current assets	2,490	2,893

Total current assets	90,928	80,633
Property and equipment, net of accumulated depreciation of $32,544 and $24,093 at September 30, 2002 and December 31, 2001, respectively	31,725	37,784
Goodwill, net of accumulated amortization of $38,910 at September 30, 2002 and December 31, 2001	101,690	80,174
Intangible assets, net of accumulated amortization of $15,786 and $12,932 at September 30, 2002 and December 31, 2001, respectively	20,664	18,208
Accumulated implementation costs	5,136	5,941
Long-term investments	3,235	13,334
Other assets	672	554

Total assets	$254,050	$236,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,898	$3,142
Accrued compensation and related benefits	3,307	3,465
Customer deposits and deferred revenue	8,908	7,434
Other accrued liabilities	7,406	7,465
Current portion of capital lease obligations	554	1,202
Current portion of long-term debt	5,404	3,529

Total current liabilities	31,477	26,237
Capital lease obligations	65	411
Long-term debt	3,235	5,882
Customer deposits and deferred revenue	5,852	7,207

Total liabilities	40,629	39,737

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 32,329,812 and 29,638,479 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	32	30
Additional paid-in capital	385,839	337,461
Stockholders’ notes receivable	—	(124)
Deferred stock-based compensation	(62)	(1,409)
Accumulated deficit	(172,388)	(139,067)

Total stockholders’ equity	213,421	196,891

Total liabilities and stockholders’ equity	$254,050	$236,628

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenues	$33,853	$24,524	$96,055	$67,626
Cost of revenues (including amortization of deferred stock-based compensation of $22 and $187 for the three months ended September 30, 2002 and 2001, respectively, and $430 and $577 for the nine months ended September 30, 2002 and 2001, respectively)	17,510	13,827	50,783	40,682

Gross profit	16,343	10,697	45,272	26,944

Operating expenses:
Sales, general and administrative (including amortization of deferred stock-based compensation of $100 and $278 for the three months ended September 30, 2002 and 2001, respectively, and $785 and $901 for the nine months ended September 30, 2002 and 2001, respectively)	7,998	7,232	25,830	23,441
Research and development (including amortization of deferred stock-based compensation of $12 and $59 for the three months ended September 30, 2002 and 2001, respectively, and $132 and $2,870 for the nine months ended September 30, 2002 and 2001, respectively)	5,057	4,958	14,559	18,888
Amortization of goodwill and intangible assets	1,455	8,800	4,352	26,325
Restructuring, asset impairment, and other charges (including amortization of deferred stock-based compensation of $940 for the nine months ended September 30, 2001)	351	—	5,330	3,276

Total operating expenses	14,861	20,990	50,071	71,930

Income (loss) from operations	1,482	(10,293)	(4,799)	(44,986)
Interest and other income, net	170	355	514	1,739

Net income (loss) before cumulative effect of change in accounting principle	1,652	(9,938)	(4,285)	(43,247)
Cumulative effect of change in accounting principle	—	—	(29,036)	—

Net income (loss)	$1,652	$(9,938)	$(33,321)	$(43,247)

Basic net income (loss) per share before cumulative effect of change in accounting principle	$0.05	$(0.34)	$(0.14)	$(1.48)
Per share cumulative effect of change in accounting principle	—	—	(0.91)	—

Basic net income (loss) per share	$0.05	$(0.34)	$(1.05)	$(1.48)

Weighted average shares used in computing basic net income (loss) per share	32,214	29,429	31,844	29,211

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$0.05	$(0.34)	$(0.14)	$(1.48)
Per share cumulative effect of change in accounting principle	—	—	(0.91)	—

Diluted net income (loss) per share	$0.05	$(0.34)	$(1.05)	$(1.48)

Weighted average shares used in computing diluted net income (loss) per share	33,089	29,429	31,844	29,211

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(33,321)	$(43,247)
Adjustments to reconcile net loss to net cash from operating activities, net of the effect of acquisition:
Cumulative effect of change in accounting principle	29,036	—
Restructuring, asset impairment, and other charges	5,330	—
Depreciation and amortization of property and equipment	9,361	8,018
Amortization of goodwill and intangible assets	4,352	26,325
Amortization of deferred stock-based compensation	1,347	5,288
Interest income on stockholders’ notes receivable	(6)	(6)
Changes in operating assets and liabilities:
Accounts receivable	435	(4,219)
Accumulated implementation costs	1,518	(1,796)
Other current assets	537	941
Other assets	(118)	378
Accounts payable	1,142	(1,688)
Accrued compensation and related benefits	(4,471)	562
Customer deposits and deferred revenue	(1,938)	(3,944)
Other accruals	(3,831)	2,270

Net cash provided by (used in) operating activities	9,373	(11,118)

Cash flows from investing activities:
Acquisition of Virtual Financial Services, Inc.	(4,518)	—
Purchase of investments	(30,092)	(43,456)
Proceeds from maturity of investments	38,948	10,000
Acquisition of property and equipment	(5,660)	(10,135)

Net cash used in investing activities	(1,322)	(43,591)

Cash flows from financing activities:
Principal payments on debt	(9,516)	(7,784)
Proceeds from debt	4,000	10,300
Net proceeds from issuance of common stock	6,424	2,186
Proceeds from repayment of stockholders’ notes receivable	130	—

Net cash provided by financing activities	1,038	4,702

Net increase (decrease) in cash and cash equivalents	9,089	(50,007)
Cash and cash equivalents at beginning of the period	15,334	71,523

Cash and cash equivalents at end of the period	$24,423	$21,516

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$456	$95
Effect of acquisition:
Accounts receivable	1,153	—
Other assets	985	—
Goodwill and intangibles	57,352	—
Accounts payable, accrued compensation and benefits and other accruals	(4,815)	—
Customer deposits and deferred revenue	(2,057)	—
Other accruals	(2,394)	—
Current portion of long-term debt	(3,750)	—
Common stock issued in acquisition	(41,956)	—

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

          The accompanying consolidated financial statements for the three months and nine months ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the “SEC”).  Independent accountants have not audited these consolidated financial statements. The consolidated financial statements, however, include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods.  However, these results are not necessarily indicative of results for any other interim period or for the full year.  The accompanying consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

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

          In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.”  This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for Segments of a Business to Be Disposed Of.”  This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a temporarily controlled subsidiary.  The Company adopted SFAS No. 144 on January 1, 2002 and the adoption of this new standard did not have a significant impact on its results of operations or financial position.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 supersedes the existing guidance related to accounting and reporting of costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition For Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Under SFAS No. 146, a liability for a cost associated with an exit or a disposal activity will be recognized and measured initially at its fair value in the period in which the liability is incurred.  The provisions of SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002 with earlier adoption encouraged.  The Company anticipates adopting this standard on future exit or disposal activities and there would be no impact on the Company’s restructuring plans already initiated.

          Reclassifications

          Certain reclassifications have been made to the consolidated financial statements as of December 31, 2001 and for the three months and nine months ended September 30, 2001 in order to conform to the 2002 presentation.

2.	Goodwill, Intangible Assets, and Change in Accounting Principle

          The change in the balance of goodwill during the nine months ended September 30, 2002 is set forth below:

	1View	ATA	ViFi	Total

Balance, December 31, 2001 (in thousands)	$33,783	$85,301	$—	$119,084
Accumulated amortization, December 31, 2001	(14,742)	(24,168)	—	(38,910)

Net balance, December 31, 2001	19,041	61,133	—	80,174
Add: Goodwill related to purchase of ViFi (see Note 6)	—	—	50,552	50,552
Less: Cumulative effect of change in accounting principle	—	(29,036)	—	(29,036)

Balance, September 30, 2002	$19,041	$32,097	$50,552	$101,690

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

          Based on the analysis of the ATA goodwill at the “lending” reporting unit, the Company determined that an impairment write-down was necessary.  The amount of the impairment was estimated based on a valuation process that combined estimating the present value of the future cash flows of ATA with obtaining the market value to revenue multiples of comparable publicly traded companies and applying these multiples to the projected and historical revenue of ATA.  This valuation process yielded a goodwill carrying value of $32.1 million which required the impairment write-down of $29.0 million.  This amount has been recorded in the consolidated statement of operations for the nine months ended September 30, 2002 as a cumulative effect of change in accounting principle.

          As of December 31, 2001 and September 30, 2002, all other intangible assets were subject to amortization.  A summary of the other intangible assets as of December 31, 2001 and September 30, 2002 is set forth below:

	Gross Balance	Accumulated Amortization	Carrying Amount

December 31, 2001 (in thousands):
Assembled workforce	$1,490	$(1,407)	$83
Customer relationships	20,230	(5,374)	14,856
Acquired technology	9,040	(5,920)	3,120
Covenant not-to-compete	380	(231)	149

Total	$31,140	$(12,932)	$18,208

	Gross Balance	Accumulated Amortization	Carrying Amount

September 30, 2002 (in thousands):
Customer relationships	$27,030	$(8,973)	$18,057
Acquired technology	9,040	(6,460)	2,580
Covenant not-to-compete	380	(353)	27

Total	$36,450	$(15,786)	$20,664

          During the nine months ended September 30, 2002, $6.8 million was added to the intangible asset balance as part of the purchase of ViFi attributable to customer relationships; amortization expense incurred related to all intangible assets was $1.5 million and $4.4 million for the three months and nine months ended September 30, 2002, respectively.   Estimated intangible asset amortization expense remaining for the year ending December 31, 2002 and for the next four years ending December 31 is as follows (amounts in thousands):

2002	$1,432
2003	5,646
2004	5,646
2005	5,330
2006	1,373

          The following tables adjust net income (loss) and net income (loss) per share for the impact of the implementation of SFAS No. 142 as follows:

	Three months ended September 30,

	2002	2001

	(In thousands)
Net income (loss)	$1,652	$(9,938)
Add back: goodwill amortization	—	6,377

Adjusted net income (loss)	$1,652	$(3,561)

Basic and diluted net income (loss) per share	$0.05	$(0.34)
Add back: goodwill amortization	—	0.22

Adjusted basic and diluted net income (loss) per share	$0.05	$(0.12)

Shares used in computing basic per share amounts	32,214	29,429

Shares used in computing diluted per share amounts	33,089	29,429

	Nine months ended September 30,

	2002	2001

	(In thousands)
Net loss before cumulative effect of change in accounting principle	$(4,285)	$(43,247)
Add back: goodwill amortization	—	19,131

Adjusted net loss before cumulative effect of change in accounting principle	(4,285)	(24,116)
Cumulative effect of change in accounting principle	(29,036)	—

Adjusted net loss	$(33,321)	$(24,116)

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(0.14)	$(1.48)
Add back: goodwill amortization	—	0.65
Cumulative effect of change in accounting principle	(0.91)	—

Adjusted basic and diluted net loss per share	$(1.05)	$(0.83)

Shares used in computing basic and diluted per share amounts	31,844	29,211

3.	Revolving Line of Credit and Equipment Leasing Line of Credit

          In October 2002, the Company entered into a revised agreement for a $20 million revolving credit commitment with a bank (the “Revolver”) that expires on October 25, 2003.  Interest on outstanding borrowings is payable monthly. The interest rate on the Revolver is equal to either (i) the bank’s prime rate; (ii) LIBOR plus 2.0% when aggregate borrowings on the Revolver are less than or equal to $10 million; or (iii) LIBOR plus 2.25% when aggregate borrowings on the Revolver are more than $10 million.  The Company may draw down against the Revolver by electing the bank’s prime rate or LIBOR borrowings for 1-month, 2-month, 3-month, or 6-month LIBOR terms.  As of September 30, 2002, the Company had no borrowings drawn.

          The Revolver replaces two previous facilities which comprised a $10 million secured revolving credit commitment and a $10 million equipment leasing line of credit evidenced by a multiple disbursement note from a bank (the “Note”).  The Note was collateralized by the participating equipment and a $10 million certificate of deposit and interest was accrued at either (i) the bank’s prime rate less 1% or (ii) 1.5% above the rate stated on the certificate of deposit pledged as collateral for the Note.  Under the terms of the Note, interest and principal was to be paid in 34 monthly installments, commencing November 30, 2001.  As of September 30, 2002, the Company had $6.8 million in borrowings outstanding under the Note, $3.2 million of which was classified as long-term debt.  As a result of the classification of the Note, $3.2 million of the certificate of deposit was classified as a long-term investment and the remaining portion was included in short-term investments.

                    On October 29, 2002, the Company borrowed $6.8 million on the Revolver and used the proceeds to repay the Note.

4.	Restructuring, Asset Impairment, and Other Charges

          In February 2001, the Company strategically restructured its business to reduce operating expenses.  The process included a review of potentially redundant functions and facilities.  The majority of these redundancies resulted from the three acquisitions completed in 2000.  As a result of this process, 58 employee positions were eliminated and the Company’s facility in San Francisco, California was closed.  During the nine months ended September 30, 2001, the Company recorded a restructuring charge of approximately $1,629,000 for severance payments and related benefits for employees whose positions were eliminated, approximately $940,000 in deferred stock-based compensation expense for the acceleration of stock options and approximately $707,000 for exit costs as a result of the closure of the San Francisco facility and related lease termination.

          In March 2002, the Company initiated restructuring activities to optimize its cost structure.  These plans included restructuring its operations by geographically consolidating certain business functions including customer service, web services, and software development.  As a result of this restructuring process, the Company has reduced space utilized at three facilities.  Of the 75 employees the Company expected to terminate through these restructuring activities, 51 employees have been terminated and 18 employees have been relocated or reassigned as of September 30, 2002.  For the nine months ended September 30, 2002, the Company recorded a charge of $850,000 related to estimated severance payments and $1,230,000 related to the facilities closures.  A summary of the restructuring accrual is as follows:

	Employee Related	Exit Costs	Deferred Stock–based Compensation	Total

Restructuring accrual (in thousands)
Restructuring accrual in 2001	$1,629	$707	$940	$3,276
Restructuring accrual in 2002	850	1,230	—	2,080
Cash payments	(2,099)	(1,063)	—	(3,162)
Non-cash disposals	(53)	—	(940)	(993)

Restructuring accrual, September 30, 2002	$327	$874	$—	$1,201

          During the nine months ended September 30, 2002, the Company recorded an asset impairment charge of $2.9 million to reduce the carrying value of long-lived assets consisting primarily of purchased computer software and equipment that were abandoned or removed from operations during the first quarter of 2002.  The impaired assets were written-down to their estimated fair value less costs to sell.

          During the quarter ended September 30, 2002, the Company recorded a charge of $351,000 to write-off the legal, accounting, and printing costs incurred to prepare for a secondary offering of common stock planned for the quarter ended June 30, 2002 that was subsequently cancelled.

5.	Reportable Segments and Major Customers

          The Company manages its business through two reportable segments: the Internet banking division and the lending division.  Management does not allocate deferred stock-based compensation to the reportable segments when evaluating the performance of the Internet banking and lending divisions.  As a result, deferred stock-based compensation is included with unallocated expenses in the tables that follow.  The results of operations for these reportable segments were as follows for the three months and nine months ended September 30, 2002 and 2001:

	Internet banking division	Lending division	Unallocated expenses (1)	Total

	(In thousands)
Three months ended September 30, 2002:
Revenues	$29,803	$4,050	$—	$33,853
Gross profit	$14,819	$1,546	$(22)	$16,343
Income (loss) from operations	$3,124	$298	$(1,940)	$1,482
Total assets at September 30, 2002	$200,604	$53,446	$—	$254,050

	Internet banking division	Lending division	Unallocated expenses (2)	Total

	(In thousands)
Three months ended September 30, 2001:
Revenues	$20,427	$4,097	$—	$24,524
Gross profit	$9,300	$1,584	$(187)	$10,697
Income (loss) from operations	$(1,134)	$165	$(9,324)	$(10,293)
Total assets at September 30, 2001	$149,835	$95,363	$—	$245,198
:
	Internet banking division	Lending division	Unallocated expenses (3)	Total

	(In thousands)
Nine months ended September 30, 2002
Revenues	$84,355	$11,700	$—	$96,055
Gross profit	$41,415	$4,287	$(430)	$45,272
Income (loss) from operations	$5,591	$639	$(11,029)	$(4,799)
Total assets at September 30, 2002	$200,604	$53,446	$—	$254,050

	Internet banking division	Lending division	Unallocated expenses (4)	Total

	(In thousands)
Nine months ended September 30, 2001:
Revenues	$56,137	$11,489	$—	$67,626
Gross profit	$24,074	$3,447	$(577)	$26,944
Loss from operations	$(10,175)	$(862)	$(33,949)	$(44,986)
Total assets at September 30, 2001	$149,835	$95,363	$—	$245,198

(1)

Gross profit includes $22,000 of deferred stock-based compensation.  Income (loss) from operations includes $134,000 of deferred stock-based compensation, $1,455,000 of intangible asset amortization, and $351,000 of other charges.

(2)

Gross profit includes $187,000 of deferred stock-based compensation.  Loss from operations includes $524,000 of deferred stock-based compensation and $8,800,000 of goodwill and intangible asset amortization.

(3)

Gross profit includes $430,000 of deferred stock-based compensation. Income (loss) from operations includes $1,347,000 of deferred stock-based compensation, $4,352,000 of intangible asset amortization, and $5,330,000 of restructuring, asset impairment, and other charges.

(4)

Gross profit includes $577,000 of deferred stock-based compensation.  Loss from operations includes $4,348,000 of deferred stock-based compensation, $26,325,000 of goodwill and intangible asset amortization, and $3,276,000 of restructuring charges.

          For the three months and nine months ended September 30, 2002 and 2001 no customer comprised more than 10% of revenues.

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

          In accordance with the purchase method of accounting, the results of ViFi have been included since the acquisition date, January 28, 2002.  If the operating results of ViFi had been included since the beginning of the period for the three months and nine months ended September 30, 2001 and the nine months ended September 30, 2002, the pro forma results of the Company would be as follows:

	For the three months ended

	September 30, 2002(1)	September 30, 2001

	(In thousands, except per share data)
Revenue	$33,853	$27,947
Operating income (loss)	$1,482	$(10,230)
Net income (loss)	$1,652	$(9,915)
Basic net income (loss) per share	$0.05	$(0.32)
Diluted net income (loss) per share	$0.05	$(0.32)
Weighted average shares used in computing basic net income (loss) per share	32,214	31,331
Weighted average shares used in computing diluted net income (loss) per share	33,089	31,331

	For the nine months ended

	September 30, 2002(2)	September 30, 2001

	(In thousands, except per share data)
Revenue	$97,062	$77,207
Operating loss	$(4,843)	$(45,315)
Net loss	$(33,368)	$(43,292)
Basic and diluted loss per share	$(1.04)	$(1.39)
Weighted average shares used in computing basic and diluted loss per share	32,137	31,113

(1)	As ViFi was acquired during the quarter ended March 31, 2002, the results for the quarter ended September 30, 2002 are the same as those presented in the consolidated statement of operations.

(2)	The pro forma results for the nine months ended September 30, 2002 have been adjusted to include the results of operations of ViFi for the period from January 1, 2002 to January 28, 2002.

7.	Contingencies

          See Item 1 in “Part II – Other Information” for a description of legal proceedings.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          As of September 30, 2002, we had contracts with 1,608 financial institutions, 1,388 of which had contracted for Internet banking services, 530 of which had contracted for cash management services and 170 of which had contracted for on-line lending services. There were approximately 3.4 million active Internet banking end users at the end of the quarter, up 55% from a year earlier and 5% from the prior quarter.  We had a total of 1,259 Internet banking clients with live sites at September 30, 2002, which represented approximately 31.4 million potential end users and an overall penetration rate of 10.8%.  The total number of potential end users of the 1,388 contracted Internet banking institutions was approximately 33.2 million.

          On January 28, 2002, we completed the acquisition of Virtual Financial Services, Inc. (“ViFi”), pursuant to an Agreement and Plan of Merger, dated as of January 3, 2002.  ViFi was a privately-owned company based in Indianapolis, Indiana that provided retail and commercial Internet banking, electronic bill payment, cash management services, credit and debit card processing, online brokerage, document management, web site design, target marketing and aggregation services via PC-based or wireless access.  As a result of the merger, all the outstanding shares of ViFi were converted into an aggregate of $3,750,000 in cash, $3,750,000 in promissory notes, and 1,901,907 shares of our common stock.  In addition, we assumed options to acquire ViFi stock that, as a result of the merger, converted into options to purchase an aggregate of 111,978 shares of our common stock.  Our results of operations include the operations of ViFi subsequent to the acquisition date.

          We manage our business through two reportable segments: the Internet banking division and the lending division.  We do not allocate deferred stock-based compensation to the reportable segments when evaluating the performance of the Internet banking and lending divisions.  As a result, deferred stock-based compensation is included with unallocated expenses in the tables that follow.  The results of operations for these reportable segments were as follows for the three months and nine months ended September 30, 2002 and 2001:

	Internet banking division	Lending division	Unallocated expenses (1)	Total

	(In thousands)
Three months ended September 30, 2002:
Revenues	$29,803	$4,050	$—	$33,853
Gross profit	$14,819	$1,546	$(22)	$16,343
Income (loss) from operations	$3,124	$298	$(1,940)	$1,482
Total assets at September 30, 2002	$200,604	$53,446	$—	$254,050

	Internet banking division	Lending division	Unallocated expenses (2)	Total

	(In thousands)
Three months ended September 30, 2001:
Revenues	$20,427	$4,097	$—	$24,524
Gross profit	$9,300	$1,584	$(187)	$10,697
Income (loss) from operations	$(1,134)	$165	$(9,324)	$(10,293)
Total assets at September 30, 2001	$149,835	$95,363	$—	$245,198

	Internet banking division	Lending division	Unallocated expenses (3)	Total

	(In thousands)
Nine months ended September 30, 2002:
Revenues	$84,355	$11,700	$—	$96,055
Gross profit	$41,415	$4,287	$(430)	$45,272
Income (loss) from operations	$5,591	$639	$(11,029)	$(4,799)
Total assets at September 30, 2002	$200,604	$53,446	$—	$254,050

	Internet banking division	Lending division	Unallocated expenses (4)	Total

	(In thousands)
Nine months ended September 30, 2001:
Revenues	$56,137	$11,489	$—	$67,626
Gross profit	$24,074	$3,447	$(577)	$26,944
Loss from operations	$(10,175)	$(862)	$(33,949)	$(44,986)
Total assets at September 30, 2001	$149,835	$95,363	$—	$245,198

(1)

Gross profit includes $22,000 of deferred stock-based compensation.  Income (loss) from operations includes $134,000 of deferred stock-based compensation, $1,455,000 of intangible asset amortization, and $351,000 of other charges.

(2)

Gross profit includes $187,000 of deferred stock-based compensation.  Loss from operations includes $524,000 of deferred stock-based compensation and $8,800,000 of goodwill and intangible asset amortization.

(3)

Gross profit includes $430,000 of deferred stock-based compensation. Income (loss) from operations includes $1,347,000 of deferred stock-based compensation, $4,352,000 of intangible asset amortization, and $5,330,000 of restructuring, asset impairment, and other charges.

(4)

Gross profit includes $577,000 of deferred stock-based compensation.  Loss from operations includes $4,348,000 of deferred stock-based compensation, $26,325,000 of goodwill and intangible asset amortization, and $3,276,000 of restructuring charges.

          For the three months and nine months ended September 30, 2002 and 2001 no customer comprised more than 10% of revenues.

          Results of Operations

          The discussion of the results of operations compares the three months and nine months ended September 30, 2002 with the comparable periods in 2001.

              Comparison of Three Months Ended September 30, 2002 and September 30, 2001

          Results of Operations:

          Revenues: Revenues for the three months ended September 30, 2002 were approximately $33.9 million, an increase of 38% from the approximately $24.5 million reported for the same period of the prior year.  Revenues for the quarter ended September 30, 2002 included approximately $29.8 million related to the Internet banking division compared to approximately $20.4 million for the quarter ended September 30, 2001.  This increase of approximately $9.4 million, or 46%, resulted from an increased number of financial institutions and end users combined with sales of additional services to our existing customer base.  Active Internet banking end users increased 55% from 2.2 million at September 30, 2001 to approximately 3.4 million at September 30, 2002.  The increase in active end users includes approximately 460,000 active end users that were added as a result of the ViFi acquisition in the first quarter of 2002.

          Revenues for the quarter ended September 30, 2002 included approximately $4.1 million related to the lending division which approximates the lending revenue earned during the quarter ended September 30, 2001.  The impact of the increase in lending applications processed from 87,000 for the quarter ended September 30, 2001 to 121,000 for the quarter ended September 30, 2002 was offset by a shift in the mix of applications from the historical call center applications to Internet-based applications that generate lower revenues per application.

          Cost of Revenues: Cost of revenues are comprised primarily of salaries and related personnel expenses, network costs, expenses related to the operation of our data centers and fees paid to third parties, including bill payment vendors, data processing vendors and communication services providers.  Cost of revenues increased from approximately $13.8 million for the three months ended September 30, 2001 to approximately $17.5 million for the three months ended September 30, 2002, representing an increase of 27%.  Cost of revenues for the three months ended September 30, 2002 and 2001 includes $22,000 and $187,000, respectively, of deferred stock-based compensation expense which has not been allocated to the Internet banking and lending divisions.

          Cost of revenues for the quarter ended September 30, 2002 included approximately $15.0 million related to the Internet banking division compared to approximately $11.1 million for the quarter ended September 30, 2001.  This increase of approximately $3.9 million, or 35%, was primarily due to the cost to implement and service additional financial institutions.

          Cost of revenues for the quarters ended September 30, 2002 and 2001 included approximately $2.5 million related to the lending division.

          Gross Profit: Gross profit increased from approximately $10.7 million for the three months ended September 30, 2001 to approximately $16.3 million for the three months ended September 30, 2002.  Excluding the impact of deferred stock-based compensation, gross profit margin for the Internet banking division increased to 50% in the quarter ended September 30, 2002 from 46% in the same period in 2001. The increase in gross profit margin for the Internet banking division is primarily due to the leverage in our business model that leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base. The gross profit margin for the lending division remained constant at 39%.

          Sales, General and Administrative: Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources and administrative personnel, and other general corporate expenses. In addition, these expenses include marketing expenses, such as trade shows and promotional costs.

          Sales, general and administrative expenses increased 11%, from approximately $7.2 million for the three months ended September 30, 2001 to approximately $8.0 million for the three months ended September 30, 2002 due primarily to additional sales and marketing costs associated with our end user adoption program and other growth initiatives.  As a percentage of revenues, sales, general and administrative expenses decreased from 29% for the three months ended September 30, 2001 to 24% for the three months ended September 30, 2002.  This decrease in the percentage of expenses relative to revenue is primarily attributable to the leverage inherent in our business model that is described in the “Gross Profit” discussion above.

          Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of both our products and our data processing vendor interface software.

          Research and development expenses were $5.1 million for the three months ended September 30, 2002 which was approximately $100,000 greater than the $5.0 million of research and development expensed in the same period of 2001.

          Amortization of Goodwill and Intangible Assets: Amortization expense for goodwill and intangible assets decreased from approximately $8.8 million for the three months ended September 30, 2001 to approximately $1.5 million for the three months ended September 30, 2002.  This decrease in expense is primarily attributable to our adoption of SFAS No. 142.  Under SFAS No. 142, we have ceased the amortization of goodwill and we now evaluate the balance of goodwill for impairment on at least an annual basis.  Goodwill amortization for the three months ended September 30, 2001 amounted to approximately $6.4 million.

          Interest and Other Income, net: Interest and other income, net decreased from approximately $355,000 for the three months ended September 30, 2001 to approximately $170,000 for the three months ended September 30, 2002.  This decrease is due primarily to a decline in the average yield earned from our investment portfolio during the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001.

          Restructuring, Asset Impairment, and Other Charges: During the quarter ended September 30, 2002, we recorded a charge of $351,000 to write-off the legal, accounting, and printing costs which were incurred to prepare for a secondary offering of common stock planned for the quarter ended June 30, 2002 that was subsequently cancelled.  There were no similar charges incurred in the quarter ended September 30, 2001.

              Comparison of Nine Months Ended September 30, 2002 and September 30, 2001

          Results of Operations:

          Revenues: Revenues for the nine months ended September 30, 2002 were approximately $96.1 million, an increase of 42% from the approximately $67.6 million reported for the same period of the prior year.  Revenues for the nine months ended September 30, 2002 included approximately $84.4 million related to the Internet banking division compared to approximately $56.1 million for the nine months ended September 30, 2001.  This increase of approximately $28.3 million, or 50%, resulted from an increased number of financial institutions and end users combined with sales of additional services to our existing customer base as discussed in the comparison of revenue for the three months ended September 30, 2002 and September 30, 2001.

          Revenues for the nine months ended September 30, 2002 included approximately $11.7 million related to the lending division compared to approximately $11.5 million for the nine months ended September 30, 2001.  This increase of approximately $200,000 or 2%, resulted from an increase in applications processed to 322,000 in the first nine months of 2002 from 242,000 in the same period of 2001, partially offset by a shift in the mix of applications from the historical call center channel to Internet-based applications that generate lower revenues per application, but provide a higher gross margin.

          Cost of Revenues: Cost of revenues increased from approximately $40.7 million for the nine months ended September 30, 2001 to approximately $50.8 million for the nine months ended September 30, 2002, representing an increase of 25%.  Cost of revenues for the nine months ended September 30, 2002 and 2001 includes $430,000 and $577,000, respectively, of deferred stock-based compensation expense which has not been allocated to the Internet banking and lending divisions.

          Cost of revenues for the nine months ended September 30, 2002 included approximately $42.9 million related to the Internet banking division compared to approximately $32.1 million for the nine months ended September 30, 2001.  This increase of approximately $10.8 million, or 34%, was primarily due to the cost to implement and service additional financial institutions.

          Cost of revenues for the nine months ended September 30, 2002 included approximately $7.4 million related to the lending division compared to approximately $8.0 million for the nine months ended September 30, 2001.  This decrease of approximately $0.6 million or 8% was due primarily to the effect of the shift in mix from the historical call center applications to the lower cost Internet applications.

          Gross Profit: Gross profit increased from approximately $26.9 million for the nine months ended September 30, 2001 to approximately $45.3 million for the nine months ended September 30, 2002.  Excluding the impact of deferred stock-based compensation, gross profit margin for the Internet banking division increased to 49% in the nine months ended September 30, 2002 from 43% in the same period in 2001, and the gross profit margin for the lending division increased to 37% from 30% for the same respective periods.  These increases in gross profit margin are primarily due to the leverage in our business model that leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base.

          Sales, General and Administrative: Sales, general and administrative expenses increased 10%, from approximately $23.4 million for the nine months ended September 30, 2001 to approximately $25.8 million for the nine months ended September 30, 2002 due primarily to additional sales and marketing costs associated with our end user adoption program and other growth initiatives.  As a percentage of revenues, sales, general and administrative expenses decreased from 35% for the nine months ended September 30, 2001 to 27% for the nine months ended September 30, 2002.  This decrease in the percentage of expenses relative to revenue is primarily attributable to the leverage inherent in our business model which is described in the “Gross Profit” discussion above.

          Research and Development: Research and development expenses decreased from approximately $18.9 million for the nine months ended September 30, 2001 to approximately $14.6 million for the nine months ended September 30, 2002.  The decrease was primarily due to reduced amortization of deferred stock-based compensation combined with reduced costs associated with a decrease in the usage of consultants and contract labor.

          Amortization of Goodwill and Intangible Assets: Amortization expense for goodwill and intangible assets decreased from approximately $26.3 million for the nine months ended September 30, 2001 to approximately $4.4 million for the nine months ended September 30, 2002.  This decrease in expense is primarily attributable to our adoption of SFAS No. 142.  Under SFAS No. 142, we have ceased the amortization of goodwill and we now evaluate the balance of goodwill for impairment on at least an annual basis.  Goodwill amortization for the nine months ended September 30, 2001 amounted to approximately $19.1 million.

          Restructuring, Asset Impairment, and Other Charges:  In February 2001, we strategically restructured our business to reduce operating expenses.  The process included a review of potentially redundant functions and facilities.  The majority of these redundancies resulted from the three acquisitions completed in 2000.  As a result of this process, 58 employee positions were eliminated and our facility in San Francisco, California was closed.  During 2001, we recorded a restructuring charge of approximately $1,629,000 for severance payments and related benefits for employees whose positions were eliminated, approximately $940,000 in deferred stock-based compensation expense for the acceleration of stock options and approximately $707,000 for exit costs as a result of the closure of the San Francisco facility and related lease termination.

          In March 2002, we initiated restructuring activities to optimize our cost structure.  These plans included restructuring our operations by geographically consolidating certain business functions including customer service, web services, and software development.  As a result of this restructuring process, we have reduced space utilized at three facilities.  Of the 75 employees we expected to terminate through these restructuring activities, 51 employees have been terminated and 18 employees have been relocated or reassigned as of September 30, 2002.  For the nine months ended September 30, 2002, we recorded a charge of $850,000 related to estimated severance payments and $1,230,000 related to the facilities closures.

          During the nine months ended September 30, 2002, we recorded an asset impairment charge of $2.9 million to reduce the carrying value of long-lived assets consisting primarily of purchased computer software and equipment that were abandoned or removed from operations during the nine months ended September 30, 2002.  The impaired assets were written-down to their estimated fair value less costs to sell.  There were no such charges recorded during the nine months ended September 30, 2001.

          During the quarter ended September 30, 2002, we recorded a charge of $351,000 to write-off the legal, accounting, and printing costs incurred to prepare for a secondary offering of common stock planned for the quarter ended June 30, 2002 that was subsequently cancelled.  There were no similar charges incurred in the quarter ended September 30, 2001.

          Interest and Other Income, net: Interest and other income, net decreased from approximately $1.7 million for the nine months ended September 30, 2001 to approximately $0.5 million for the nine months ended September 30,

2002.  This decrease is due primarily to a decline in the average yield earned on our investment portfolio during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

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

Liquidity and Capital Resources

          At September 30, 2002, we had cash and cash equivalents of approximately $24.4 million, short-term investments of approximately $39.5 million and long-term investments of approximately $3.2 million.  At September 30, 2002, investments included a $10 million certificate of deposit that was pledged as collateral against a multiple disbursement note we signed in connection with an equipment line of credit with a bank.  At September 30, 2002, $3.2 million of this certificate of deposit was classified as long-term investments due to withdrawal restrictions.  The remaining investments are commercial paper. Our intent is to hold these investments to maturity.  For financial statement presentation we classify our investments as short-term and long-term, based upon their maturity dates.  All of our investments, except for the $10 million certificate of deposit, are readily marketable.

          The value of our commercial paper is sensitive to changes in the level of U.S. interest rates and the market ratings of the underlying companies.  Therefore, if our commercial paper is sold prior to its maturity date, a gain or loss may result.

          In October 2002, we entered into a revised agreement for a $20 million revolving credit commitment with a bank (the “Revolver”) that expires on October 25, 2003.  Interest on outstanding borrowings is payable monthly. The interest rate on the Revolver is equal to either (i) the bank’s prime rate; (ii) LIBOR plus 2.0% when aggregate borrowings on the Revolver are less than or equal to $10 million; or (iii) LIBOR plus 2.25% when aggregate borrowings on the Revolver are more than $10 million.  We may draw down against the Revolver by electing the bank’s prime rate or LIBOR borrowings for 1-month, 2-month, 3-month, or 6-month LIBOR terms.  As of September 30, 2002, we had no borrowings drawn.

          The Revolver replaces two previous facilities which comprised a $10 million secured revolving credit commitment and a $10 million equipment leasing line of credit evidenced by a multiple disbursement note from a bank (the “Note”).  The Note was collateralized by the participating equipment and a $10 million certificate of deposit and interest was accrued at either (i) the bank’s prime rate less 1% or (ii) 1.5% above the rate stated on the certificate of deposit pledged as collateral for the Note.  Under the terms of the Note, interest and principal was to be paid in 34 monthly installments, commencing November 30, 2001.  As of September 30, 2002, we had $6.8 million in borrowings outstanding under the Note, $3.2 million of which was classified as long-term debt.  As a result of the classification of the Note, $3.2 million of the certificate of deposit was classified as a long-term investment and the remaining portion was included in short-term investments.

          On October 29, 2002, we borrowed $6.8 million on the Revolver and used the proceeds to repay the Note.

          Net cash provided by operating activities was approximately $9.4 million for the nine months ended September 30, 2002 and net cash used in operating activities was approximately $11.1 million for the nine months ended September 30, 2001.  The change in cash from operating activities was primarily the result of our improved operating results as the net loss before the cumulative effect of change in accounting principle and goodwill amortization was $4.3 million for the nine months ended September 30, 2002 compared to $24.1 million for the same period in 2001.

          Net cash used in investing activities was approximately $1.3 million for the nine months ended September 30, 2002 and approximately $43.6 million for the nine months ended September 30, 2001.  The decrease in cash used in investing activities was primarily the result of changes in cash relating to investment purchases and sales.  During the nine months ended September 30, 2001, net investment purchases used $33.5 million as compared to net proceeds from investment sales of $8.9 million in the same period of 2002.  This decrease in cash from investment activity was partially offset by the impact of the $4.5 million paid as part of the ViFi acquisition during the nine months ended September 30, 2002.

          Net cash provided by financing activities was approximately $1.0 million for the nine months ended September 30, 2002 and approximately $4.7 million for the nine months ended September 30, 2001.  The decrease in cash provided by financing activities was primarily due to net borrowing of debt of $2.5 million during the nine months ended September 30, 2001 compared to net repayments of debt of $5.5 million during the same period of 2002.    This decrease in borrowings was partially offset by an increase in cash provided from the issuance of common stock.

          We have no material commitments other than our Revolver, obligations under our operating and capital leases, and minimum vendor purchase commitments.  We do not have any material off-balance sheet arrangements. Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing efforts.  We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related data center equipment, and personnel.

          We believe that our cash, cash equivalents and short-term investment balances will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to invest our cash in excess of current operating requirements in interest-bearing, investment grade securities.

New Accounting Standards

          As of January 1, 2002, we adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 established new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method for combinations initiated after June 30, 2001.  SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment only approach.  Under SFAS No. 142, goodwill will be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired.  Amortization of goodwill, including goodwill from past business combinations, will cease.  We recorded an impairment charge of approximately $29.0 million from the adoption of SFAS No. 142 as described in the “results of operations – comparison of nine months ended September 30, 2002 and September 30, 2001” section.

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

          In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.”  This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for Segments of a Business to Be Disposed Of.”  This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a temporarily controlled subsidiary.  We adopted SFAS No. 144 on January 1, 2002 and the adoption of this new standard did not have a significant impact on our results of operations or financial position.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 supersedes the existing guidance related to accounting and reporting of costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition For Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Under SFAS No. 146, a liability for a cost associated with an exit or a disposal activity will be recognized and measured initially at its fair value in the period in which the liability is incurred.  The provisions of SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002 with earlier adoption encouraged.  We anticipate adopting this standard on future exit or disposal activities and there would be no impact on our restructuring plans already initiated.

ITEM 3.	Quantitative and Qualitative Dis closures About Market Risk

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

          We are also exposed to the impact of interest rate changes as they affect the Revolver. The interest rate charged on this credit facility varies with the bank’s prime rate or LIBOR, depending on the rate that we select, and consequently our interest expense will fluctuate with changes in the general level of market interest rates. As of September 30, 2002, we had outstanding no advances on the Revolver, however, on October 29, 2002, borrowed $6.8 million on the Revolver to repay the Note.  The rate on our Revolver as of October 29, 2002 was 3.81%, or the 3-month LIBOR rate plus 2.0%.  The bank’s prime rate as of the same date was 4.75%.  If interest rates were to increase by 100 basis points, the impact on our interest expense would not be significant.

          There were no significant changes in our market risk during the quarter or nine months ended September 30, 2002.

ITEM 4.	Controls and Procedures

          Evaluation of disclosure controls and procedures.  Within the 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-14(c) and 15d-14(c)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

          Changes in our controls.  Subsequent to the date of the evaluation of our disclosure controls and procedures, there have been no significant changes in our internal controls or any other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

          In Re Digital Insight Corporation Initial Public Offering Securities Litigation

          On December 6, 2001, we and three of our current and former officers and directors as well as most of the managing underwriters in our previous public offerings were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. The complaint alleges claims based on Sections 11 and 15 of the Securities Act of 1933 and on Section 10(b) of the Securities Exchange Act of 1934 against Digital Insight and the individual defendants, and claims based on Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants. The complaint also alleges claims solely against the underwriter defendants under Section 12(2) of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934.  The individual defendants have been dismissed from the lawsuit without prejudice.  We dispute these claims and intend to defend this lawsuit vigorously.

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

          The plaintiff filed a third amended complaint on August 14, 2002.  The third amended complaint is in most material respects similar to the second amended complaint, other than containing a new civil liability claim for violation of the Federal Criminal Computer Fraud Abuse Act.

           We dispute all of the plaintiff’s claims, particularly its purported damages, and intend to vigorously defend the lawsuit.  We are still in the discovery stage of litigation.

           The outcome of any litigation is inherently uncertain. An unfavorable outcome from these legal matters would not be expected to have a material adverse impact on our overall business, but may be material to the consolidated results of operations of a future period or periods. Even a favorable resolution of these lawsuits could result in a distraction of our management resources and significant litigation costs.

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

          *Certificates of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are being furnished herewith to the Securities and Exchange Commission by separate correspondence.

   (b)  Reports on Form 8-K

          None

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL INSIGHT CORPORATION

Date: November 14, 2002	By: /s/ JOHN DORMAN

John Dorman Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2002	By: /s/ ELIZABETH S.C.S. MURRAY

Elizabeth S.C.S. Murray Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2002	By: /s/ KYLE MCINTOSH

Kyle McIntosh Controller (Controller and Principal Accounting Officer)

CERTIFICATIONS

I, John Dorman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Digital Insight Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002		By: /s/ JOHN DORMAN

	Name:	John Dorman
	Title:	Chairman and Chief Executive Officer

I, Elizabeth S.C.S. Murray, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Digital Insight Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002		By: /s/ ELIZABETH S.C.S. MURRAY

	Name:	Elizabeth S.C.S. Murray
	Title:	Executive Vice President and Chief Financial Officer