Form 10-K/A
period 2001-12-31
DIGITAL INSIGHT CORP
filed 2002-11-25
CIK 1037275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of January 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant’s common stock of $23.44 as reported by the Nasdaq National Market System, was approximately $675 million. The shares of common stock held by each officer and director and by each person known to the registrant who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 31, 2002, the registrant had 31,583,686 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Form 10-K/A amends and restates in their entirety Items 1, 2, 3, 6, 7, 7A and 8 of the Form 10-K of Digital Insight Corporation for the year ended December 31, 2001.

1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from any forward-looking statement. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors” in Item 1 of Part I.

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

PART I

ITEM 1.    BUSINESS

Overview

We are a leading provider of Internet banking services to banks, credit unions and savings and loans associations, based on the number of financial institutions and Internet banking end users we serve. We offer these financial institutions cost-effective outsourced solutions, branded in their name, which include Internet banking for their retail and business customers, an authorized loan decisioning and contact center and other supporting products and services, such as electronic bill payment, portal web site technology, wireless capability, advanced target marketing, and web site development and maintenance. In general, we provide our applications to financial institutions over the Internet, from facilities hosted by us, which require minimal software installation at the customer site. As of January 31, 2002, we had contracted with 1,585 financial institutions. These financial institutions had approximately 32.3 million potential Internet banking end users. As of January 31, 2002, approximately 3 million end users were actively using our Internet banking applications.

We provide financial institutions with comprehensive Internet applications that can be installed rapidly and cost-effectively with a look and feel that preserves their unique brand identity. Our applications are designed to be readily expandable, or scalable, as the number of end users grows. Our applications also offer high levels of security, up-time availability and system back-up. We work closely with leading data processing vendors so that financial institutions can leverage their investments in existing data processing systems by fully integrating them with the Internet applications we provide.

Industry Background

Consumers, businesses and financial institutions are increasingly recognizing that the Internet is a powerful and efficient medium for the delivery of banking services, including Internet banking, bill payment and other services for individuals, and cash management, payroll and other services for the business customers of financial institutions. Consumers and small businesses use Internet banking because of its 24 hours a day, 7 days a week convenience and the ability to perform a wide range of transactions from any personal computer or Internet-enabled device. Gartner Group, a technology research and advisory firm, estimates that 18.3 million U.S. households were banking online in 2001 according to its report published in October 2001.

Financial institutions are increasingly offering Internet-based banking services to address end-customer demand, generate additional revenue opportunities, reduce the cost of delivering their products and services through alternative, more cost-effective channels, and improve customer service. International Data Corporation, or IDC, estimates, in a report dated October 2001, that the number of banks and credit unions offering online banking services increased from 1,300 in 1998 to over 6,000 in 2001. IDC, a provider of technology intelligence, industry analysis and market data related to information technology, estimates that 75% of all U.S. banks and credit unions will offer online banking services by 2003, compared to 6% at the end of 1998. Internet banking offers financial institutions a cost-effective means to deliver their products and services to those customers who prefer to interact with their financial institution electronically. Internet banking enables financial institutions to generate additional revenues by providing a web-based service channel through which to cost-effectively offer a broader portfolio of products, access a larger addressable market and maintain service availability 24 hours a day 7 days a week. Internet banking also allows financial institutions to provide a primary financial destination to their customers by collecting and consolidating financial and other kinds of data from a number of sources, including all of the customer’s accounts at that institution as well as information from other Internet sources such as online brokerage and insurance firms. Many believe that financial institutions find that Internet banking features attract and retain preferred banking clients and, over time, Internet-based “branches” divert traffic away from more costly service delivery channels.

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

Some community financial institutions, which are part of our target market, have been slow to adopt Internet banking services as a result of several factors. A financial institution undertaking its own Internet banking service must develop or acquire the relevant expertise, dedicate appropriate information technology resources, maintain security systems, processes and technology and spend significant time and capital on the project. In addition, a financial institution must work closely with its data processing vendor or vendors to develop and maintain workable interfaces between its core systems and its Internet applications.

In order to remain competitive and to manage costs, financial institutions are seeking low-cost, outsourced Internet-based banking applications. The application must be rapidly and cost-effectively implemented, interface seamlessly with the financial institution’s data processing vendor or vendors, preserve and extend the financial institution’s own brand and provide suitable features to end users. An Internet-based application must also be reliable, secure and scalable. Finally, the application should provide a platform for expanded services which over time would provide additional revenue opportunities to the financial institution and appeal to end users who are increasingly using the Internet to research, evaluate and purchase a broad array of products and services.

Digital Insight

We provide a comprehensive portfolio of cost-effective Internet banking solutions to financial institutions over the Internet, from facilities hosted by us, which require minimal software installation at the customer site. We generate recurring revenue from financial institutions based upon the number of end users and user transaction volume, as well as fees for hosting, developing and maintaining customer web sites. Our products include separate function-rich Internet banking applications for financial institutions’ retail and business banking customers. AXIS Internet Banking, our retail product, includes account management, account transfers and interfaces to personal financial management software, bill payment, stock quotes, check imaging and other expanded services. AXIS Cash Management, our business banking product, includes similar features as well as payroll/direct deposits, wire and inter-account fund transfers and other services. Our AXIS Lending Services provide a selection of automated lending products, including an Internet-based real time loan decisioning product, multi-channel automated underwriting services and a 24 hours a day, 7 days a week contact center staffed with certified loan officers. Supporting products and services include portal web site technology, wireless capability, advanced target marketing, and web site development and maintenance.

We offer the following benefits to financial institutions:

•
Comprehensive and Customizable Solution.    We offer turnkey, subscription-based solutions with all critical applications hosted on our system, including application and web site hosting, reporting tools and customized online account presentations. Our Internet banking applications can be configured to offer financial institutions and end users a variety of standard and optional features. Our web site design and implementation services also enable financial institutions to establish Internet banking services with a look and feel that preserves their unique brand identity.

•
Rapid and Affordable Implementation.    Our subscription-based applications can be rapidly implemented and represent an affordable alternative to internally developed Internet banking applications for financial institutions. Average implementation times for our Internet banking applications range from three to four months, depending on the availability of an existing interface with a financial institution’s data processing vendor and the financial institution’s schedule.

•
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

•
Real Time and Batch Online Architecture.    Our architecture allows either real time or batch communication with financial institutions’ core data processing systems. Our ability to offer both real time and batch processing capabilities allows us to connect, or interface, with whatever type of system the financial institution employs. Real time data processing allows for transactions conducted on the web site to be immediately reflected on the host system, and allows for transactions conducted at the financial institution to be immediately reflected on the web site. Batch processing systems transfer transaction data between the Internet banking data center and the financial institution’s host system on a daily or periodic basis.

•
Extensive Data Processing Vendor Relationships.    We provide direct connections, or interfaces, to multiple vendors of core banking software and data processing services to financial institutions. As of January 31, 2002, we have developed interfaces to most of the major data processing vendors representing nearly 75% of the major core processing systems serving our addressable market of financial institutions. We continue to develop and improve interfaces to existing and additional systems. By working directly with these vendors, we can quickly and cost-effectively install our systems with customers of these vendors that purchase our applications. Once installed, these interfaces allow relatively more rapid implementation of new customers to the same core processing system. Our interfaces also allow for tight integration with other functions supported by the data processing vendor, such as loan origination, online statements and check imaging. We believe that the number of data processing vendor interfaces we have developed provides us with a significant competitive advantage.

•
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

•
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

•	Pursue Cross-Selling Opportunities. We currently enable financial institutions to offer Internet banking applications and automated lending capabilities to their retail and business banking end users.

For those financial institutions that use these capabilities, we believe that we have a significant opportunity to sell them additional offerings as their needs evolve and their customer base grows. We intend to cross-sell additional products and services to our current customers.

•
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

•
Pursue Strategic Merger and Acquisition Opportunities.    We intend to continue to pursue opportunities to merge with or acquire businesses that can provide us with revenue growth through the addition of financial institution customers, complementary technologies or services, or other benefits.

•
Broaden Product and Service Offerings.    We plan to continue to offer new and enhanced products and services to provide our customers with a comprehensive platform to market and distribute a broad range of financial products over the Internet. We intend to enhance the capabilities, or functionality, of our applications to further drive end user adoption and enable our customers to offer a broad portfolio of products to better compete against larger financial institutions.

•
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

Products and Services

Our primary products are Internet retail and business banking and automated lending applications. These applications allow a financial institution to create a customized Internet banking presence using an array of standard and optional features. We complement our primary banking applications with additional tools, such as target marketing, check imaging, wireless capability, online statements and portal web sites, and with implementation and web site services.

AXIS Internet Banking

Our AXIS Internet Banking application is an Internet-based system through which financial institutions are able to provide Internet banking to their retail customers. Standard features of this application include:

•
Account information.    End users can view balance information and transaction history for deposit accounts, such as checking and savings, and loan accounts, such as consumer, credit card, automobile and mortgage loans.

•	Funds transfer. End users can transfer funds among accounts, including making loan payments.

•
Interfaces with personal financial management software.    End users can download their account information into Quicken and Microsoft Money through our personal financial management software, developed and tested to be compatible with these popular personal finance software under license from their respective manufacturers.

In addition to these standard features, financial institutions can also choose to include the following Internet banking optional features:

•	Bill payment. End users can pay bills electronically 24 hours a day, 7 days a week. End users can schedule one-time or recurring payments, and can view payment history at their convenience.

•	Online applications. End users can submit electronic loan, credit card or other applications safely and securely to their financial institution.

•	Online services and additional features. End users can track stock prices, calculate portfolio values, order U.S. Savings Bonds, request check images, and order checks.

•
Online statements.    End users can receive online account statements through AXIS Internet Banking. Online statement capabilities help financial institutions reduce operating expenses associated with paper statements while enhancing their customers’ experience with online banking. End users are generally able to access their statements more quickly than with paper statements delivered through traditional methods.

•
Wireless banking.    Through our wireless banking technology, end users can access their account information through a variety of wireless devices, including cellular phones, personal digital assistants and other devices. This service offers two-way messaging, instant notifications and technology that will allow viewer customization. Wireless devices communicate with our secure wireless networks using a variety of device and network dependent encryption technologies. Additional security measures we have implemented include a set of device-specific identifiers stored within our secure data center. Further measures, such as account masking validation within Internet Banking, ensure that digital phones are linked to the correctly validated user.

AXIS Cash Management

Our AXIS Cash Management application provides a full range of Internet business banking services, which can be offered by financial institutions to their business customers. We recently introduced an upgraded version of this application that includes more robust standard features such as:

•	Administration platform. Businesses can control access to business banking and account features in order to provide financial and audit controls for their staff.

•	Account information. Businesses can view account balances and transaction history, and reconcile accounts instantly.

•
Funds transfer.    Businesses can actively manage their accounts, setting up future-dated transfers and automatic transfers of available balances among accounts. Businesses can better manage treasury and payroll funding activities through real time access to their accounts.

•	Stop payment placement. Businesses can place stop payment orders on checks.

•	File export. Businesses can export their account information into a computer file or into business financial management and accounting software.

Optional features of AXIS Cash Management include:

•	Bill payment. Businesses can pay bills electronically 24 hours a day, 7 days a week. Businesses can schedule one-time or recurring payments and can view payment history at their convenience.

•	Automated Clearing House services. Businesses can initiate electronic payments, including business-to-business payments and payroll and other direct deposit disbursements.

•	Wire transfers. Businesses can originate wire transfers of funds to accounts with other financial institutions or trade partners.

•	Online services and additional features. Businesses can complete predefined online forms, request photocopies, order checks, and track portfolios.

AXIS Lending Services

Our AXIS Lending Services enable financial institutions to provide a selection of automated lending products that offer rules-based underwriting on behalf of our financial institution clients, applying client-specific and client-defined rules to reach a credit decision. These products are offered through various channels to match consumer preferences, including real time loan evaluation over the Internet for consumer and real estate loans, and a 24 hours a day, 7 days a week contact center staffed with certified loan officers. Real-time loan evaluation over the Internet applies rules-based underwriting to a loan application that is entered on the Internet by the applicant. The underwriting process includes the retrieval of an electronic credit report and a credit decision response to the applicant, generally in a matter of minutes. Financial institutions can contract to have the entire loan process managed through a loan officer at our contact center or have the loan officer available only for special follow-up items raised in the Internet application process. Through AXIS Lending Services, we can simplify complex processes, such as tracking loan applications and delivering conditional approvals or referral decisions on behalf of financial institutions. AXIS Lending Services feature interfaces to major loan origination systems, online credit bureau verification, comprehensive scoring with custom guidelines, pre-qualification for real estate and consumer loans, and complete online underwriting for consumer loans. We also recently introduced DeskTop Lender which provides financial institutions’ loan officers with desktop decisioning through the Internet.

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

Additional Product Modules

Our AXIS Advanced Target Marketing module is designed to help make a financial institution’s web site a cost-effective sales tool. AXIS Advanced Target Marketing allows financial institutions to individually target online account holders and present them with opportunities to purchase Internet banking products and services to fit their needs. Our AXIS Advanced Target Marketing module enhances and expands the marketing capabilities of our Internet Banking clients, which includes our Online Survey capability and expanded targeting parameters.

AXIS eCommerce allows financial institutions to provide a financial portal through which they can offer a wide array of financial products and information in a convenient, secure Internet environment, fully integrated with the financial institution’s own products and content. Among the integrated financial services offered through AXIS eCommerce are discount brokerage services, auto researching and buying, travel services, insurance, credit reports, consumer tax services and IRA servicing.

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

Systems Architecture

Our applications are designed to be easily and rapidly deployed in an environment hosted and maintained by us in our data centers. Within our data centers, we provide servers and data storage, as well as data transmission capacity, known as bandwidth. The financial institution or data processing vendor is connected to our systems through our private network, which is based on a technology known as frame relay. Our systems architecture is designed to provide both real time and batch data acquisition, processing and presentation for Internet banking and other applications. Our application servers make use of software known as information exchange brokers that retrieve and initiate transactions using data located on financial institutions’ host systems, bill payment providers’ servers, stock information databases or relational databases. Our applications are driven by templates which define how data is to be presented. This template-driven approach allows customization by the financial institution by supporting multiple languages and multiple web site designs.

Data Centers

We currently provide our Internet banking services out of a data center located in Westlake Village, California and at our regional center in Norcross, Georgia. All financial institutions on our real time architecture are served through the Westlake Village data center; most batch financial institutions are served through the Norcross data center. In addition, we operate a smaller data center in Sacramento in connection with our lending division. All of our data centers currently have disaster recovery capabilities. These data centers allow for emergency backup and disaster recovery functions to each other in the event of system interruption or shutdown involving one of the data centers.

Each of our data centers provides a controlled access environment with security measures ranging from alarms, video cameras, security guards, biometric access controls and a centrally monitored key card access system. Our data centers are also equipped with a self-contained power system that includes a high capacity battery backup system, providing continuous power to all production systems. In addition, diesel power generators provide backup power to each of our facilities in Westlake Village, Norcross and Sacramento in the event of an extended power outage. We plan to maintain our Westlake Village and Norcross data centers in a manner that will continue to provide system redundancy, fail-over from one facility to the other and emergency backup capabilities.

While the architecture of the two systems was largely integrated by early 2001, the process of failing over to a recovery site currently involves some manual intervention and there is some attendant delay and loss of use of non-key features and functionality. The final data center integration efforts are now substantially complete. The resulting configuration permits further development of the redundancy and recovery mechanism already in place.

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

Third-Party Relationships

We have relationships and have developed direct connections, or system interfaces, with most of the major vendors of core data processing software and outsourced data processing services to financial institutions. These system interfaces enable us to access a financial institution’s host system to provide end users access to their account data. In addition to developing new interfaces, we are currently proceeding with initiatives to significantly enhance numerous existing interfaces in order to deliver more robust connectivity and increase operating efficiencies. As of January 31, 2002, we have developed interfaces to most of the major systems that provide services to financial institutions, some of which are supported within joint marketing arrangements that we have in place with data processing vendors.

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

To deliver bill payment services, we have relationships with major providers such as Metavante Corporation and CheckFree Services Corporation. Both Metavante and CheckFree support single, one-time payments or recurring payments via electronic payment methods, also known as Automated Clearing House transfers, as well as paper-based checks. Under either method, the payment is debited from a depositary account of the payor. Our previous agreement with Metavante expired in February 2001. Our new agreement, which has a term of four years, may be renewed for additional one-year terms following the expiration of the initial term in February 2005. Our agreement with CheckFree is renewable for additional one-year terms following the expiration of the initial term in March 2004. Our agreements require us to pay fixed, minimum and variable fees based on factors such as the number of customers, end users and bill payment transactions. The agreements also require us to pay certain minimum payments on a monthly or annual basis.

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

Our primary marketing efforts are focused on building brand awareness among financial institutions and identifying potential customers. Our marketing efforts include:

•	telemarketing;

•	press relations;

•	direct mail, which uses product and service literature as well as reprints of news articles;

•	trade shows; and

•	meetings with national and regional user groups of Internet banking services and third-party data processing vendors.

In addition, we receive marketing benefits from endorsements and promotional arrangements. We are exclusively endorsed by the American Bankers Association, or ABA, for our Internet banking product. The ABA endorsement, issued by the Corporation for American Banking, or CAB, an ABA subsidiary, was granted to us after an extensive due diligence process which included an analysis of our management, financial soundness, solution functionality, marketing capabilities and customer service standards, as well as a review of other national providers of Internet banking solutions. Our endorsement agreement requires CAB to promote our Internet banking services to all ABA members in the United States and permits us to display the “American Bankers Association-Sponsored” logo in all of our marketing materials related to Internet banking services. We provide CAB with a small percentage share of the revenues received from ABA members who have become our customers since the effective date of the endorsement agreement, with a guaranteed minimum payment of $800,000 by the end of the third year. The endorsement agreement expires on May 14, 2002 and is renewable for consecutive three-year terms. We are presently evaluating the terms of the renewal or whether to renew our ABA endorsement. In addition, we have promotional arrangements with several state banking associations that promote our products to their constituents in exchange for referral fees.

Product Development

As of January 31, 2002, our product development staff consisted of 180 software developers and engineers, as well as product and project managers. Their development efforts are focused on:

•
Enhancements to Existing Products.    We are continuously developing new features and functions for our retail and business banking and lending products in order to provide a broader range of functions. Additional product enhancements will provide better and more streamlined usability for both our financial institutions and for their end users.

•
Introduction of New Product Lines.    We are adding new products to our product line offerings, including consolidated bill presentment and additional payments products. We are also in the final stages of completing a new online lending platform, which will include an online mortgage lending module. These new features and products are in final testing on certain of our clients’ beta sites, where we are monitoring them for quality assurance.

•
Interfaces with Data Processing Vendors and Other Third Parties.    We are continuing to enhance and expand our interfaces to financial institutions’ core data processing systems and other third-party systems, such as online check imaging.

•
Additional Web Site Customization.    We intend to offer financial institutions additional options and capabilities for customization of their web sites by creating more templates and making these templates more flexible.

•
Enhancements to Target Marketing.    Our Advanced Target Marketing product enables our financial institutions to better target their end users. Specific enhancements to this product include enabling our financial institution administrators to create pre-packaged campaigns to increase cross-selling of online products and services.

•
Other Products and Services.    We are working to expand our offerings to include related financial service capabilities such as enhanced account aggregation through more robust end user reporting metrics and single sign-on capability; person-to-person payments which will allow end users to transfer money between accounts and between friends, family and associates; and personal financial management through tools embedded within our products which allow end users to effectively manage finances through such features as interest rate comparison and investment optimization calculators.

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

We also face potential indirect competition from Internet portals such as Quicken.com, MSN.com, and Yahoo! which might serve as an alternative to financial institutions’ web sites, particularly for bill payment, bill presentment and account aggregation services. In addition, we could experience competition from our customer financial institutions and potential customers who develop their own online banking solutions. Rather than purchasing Internet banking products and services from third-party vendors, financial institutions could develop, implement and maintain their own services and applications. We can give no assurance that these financial institutions will perceive sufficient value in our products and services to justify investing in them.

We believe that our ability to compete successfully depends upon a number of factors, including:

•	our market presence with financial institutions and related scale advantages;

•	the reliability, security, speed and capacity of our systems and technical infrastructure;

•	the comprehensiveness, scalability, ease of use and service level of our products and services;

•	our ability to interface with vendors of data processing software and services;

•	our pricing policies and the pricing policies of our competitors and suppliers;

•	the timing of introductions of new products and services by us and our competitors; and

•	our ability to support unique customer requirements.

We believe these factors will help enhance our competitive position, grow our market share and maintain our customer base. We also expect competition to increase significantly as existing or new companies enter our market and current competitors expand their product lines and services.

Government Regulation

The financial services industry is subject to extensive and complex federal and state regulation. Our current and prospective customers, which consist of financial institutions such as commercial banks, savings and loans associations, credit unions and savings banks, operate in markets that are also subject to rigorous regulatory oversight and supervision. Financial institutions must ensure that our services and related products work within the extensive and evolving regulatory requirements applicable to them, including those under federal and state truth-in-lending and truth-in-savings rules, usury laws, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Electronic Fund Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the USA Patriot Act of 2001, the Real Estate Settlement Procedures Act of 1974, the Bank Service Company Act, the Community Reinvestment Act, privacy and information security regulations, laws against unfair or deceptive practices, the Electronic Signatures in Global and National Commerce Act, and other state and local laws and regulations. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design and the classification of the financial institution. Our financial services customers must assess and determine what is required of them under these regulations and are responsible for ensuring that our system and the design of their web sites conform to their regulatory needs. We do not make representations to financial institutions regarding applicable regulatory requirements, and rely on each financial institution to identify its regulatory issues and to adequately specify appropriate responses. It is not possible to predict the impact that any of these regulations could have on our business.

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

Proprietary Rights

Although we believe that our success is more dependent upon our technical expertise than our proprietary rights, our future success and ability to compete are dependent in part upon our proprietary technology. We have filed an application to register Digital Insight as our trademark. None of our technology is currently patented. Instead, we rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. Some of our competitors have patents or pending applications to obtain patents on their technology. Due to the nature of the technology associated with our products and services, we do not believe that our ability to compete currently depends to any significant extent on whether or not our technology is patented or patentable. We enter into confidentiality agreements with our employees, consultants, resellers and customers. We also limit access to and distribution of our source code, and further limit the disclosure and use of other proprietary information. We cannot assure that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

Employees

As of January 31, 2002, we had a total of 738 employees, including 19 part-time employees. Of these employees, 419 work in operations, 62 in sales and marketing, 180 in product development and 77 in finance and administration. None of our work force is currently unionized. We have not experienced any work stoppages and consider our relations with our employees to be good.

Recent Developments

On January 28, 2002, we acquired Virtual Financial Services, Inc. (“ViFi”), a privately owned company based in Indianapolis which provides Internet banking and related financial services to community-based financial institutions. As a result of that acquisition, we added over 150 new customers, over 425,000 active Internet banking end users and approximately 4 million potential Internet banking end users. We plan to migrate the ViFi customers to our AXIS platform and aggressively pursue cross-selling opportunities for our products and services with these customers.

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

Our operating results may also fluctuate in the future due to a variety of other factors, including:

•	the overall level of demand for Internet banking services by consumers and businesses and the demand for our products, product enhancements and services in particular;

•	loss of significant customers due to a non-renewal of the service contract, an acquisition of the customer by another financial institution, insolvency of the customer and other reasons;

•	actions taken by our competitors, including the introduction of new products or changes in their pricing models;

•	spending patterns and budgetary resources of financial institutions and their end user customers;

•	technical difficulties, system downtime, system failures or reductions in service levels;

•	the timing of upgrades to our computer hardware infrastructure;

•	increases in operating costs beyond anticipated levels;

•	a negative outcome in any significant legal proceeding or prolonged litigation;

•	the timing of customer product implementations or our failure to timely complete scheduled product implementations; and

•	governmental actions affecting Internet operations or content.

We may not achieve the benefits we expected from our recent acquisitions, which may have a material adverse effect on our business, financial condition and operating results.

We closed the acquisitions of nFront, Inc. (“nFront”) on February 10, 2000, 1View Network Corporation (“1View”) on June 21, 2000, AnyTime Access, Inc. (“ATA”) on July 31, 2000 and ViFi on January 28, 2002. We must overcome significant challenges in order to realize the benefits and synergies from these and future acquisitions, including the timely, efficient and successful execution of a number of post-acquisition events. Key events include:

•	integrating the operations of the acquired companies with our operations;

•	retaining the existing customers and strategic partners of each company;

•	retaining and assimilating the key personnel of each company;

•	offering the existing services of each company to the combined company’s customers;

•	developing new services that utilize the assets of the acquired companies; and

•	maintaining uniform standards, controls, procedures and policies.

The successful execution of these post-acquisition events involves considerable risks and we may not be successful in executing them. These risks include:

•	the potential disruption of our ongoing business and distraction of our management;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to technology integration;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•	potential unknown liabilities associated with the acquired businesses.

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

All of our communications and network equipment related to our Internet banking operation is currently located in Westlake Village, California and at our regional center in Norcross, Georgia. We plan to maintain these two data centers in a manner that will continue to provide system redundancy, fail-over from one facility to the other and emergency backup capabilities. While the architecture of the two systems was largely integrated by early 2001, the process of failing over to a recovery site currently involves some manual intervention, and there is some attendant delay and loss of use of non-key features and functionality. We cannot assure you that these data centers will continue to provide full system redundancy, fail-over and disaster recovery capabilities as expected. In addition, we may experience problems during the recovery or fail-over process that could cause system failures and decreased levels of service. The final data center integration efforts are now substantially complete. The resulting configuration permits further development of the redundancy and recovery mechanisms already in place. Although we perform testing on a periodic basis to ensure that recovery mechanisms perform as planned, unexpected failure of any of these mechanisms may prevent a successful recovery.

Although we have a disaster recovery plan in place, we do not currently have the technology to provide instantly recovered, full Internet services if either the Westlake Village facility or the Norcross facility is not functioning. A natural disaster, such as a fire, an earthquake or a flood, at either of our facilities could result in failures or interruptions in providing our Internet banking products and services to our customers. Furthermore, our Westlake Village facility may be subject to rolling blackouts if the California energy crisis returns. Although we maintain and regularly test an uninterruptible power supply system for our critical systems, consisting of a back-up battery and a diesel generator, there is no assurance that this system will function properly, or at all, in case of a power loss. In addition to a potential loss of power, our systems are vulnerable to operational failures, telecommunications failure and similar events. For example, in July 2000, logical corruption to our system in one of our data centers caused an intermittent outage of approximately 48 hours while the problem was corrected. We have contracted to provide a certain level of service to our customers and, consequently, a failure or interruption of our system has in the past caused, and in the future could cause, us to refund fees to some of our customers to compensate for decreased levels of service. Even with the integration of our two facilities, we could experience a failure or interruption in our systems, which could lead to delays, loss of data or the inability to provide services to our customers.

We are dependent on the widespread adoption of Internet banking by financial institutions, which have historically been slow to do so.

We expect that we will continue to depend on Internet banking products and services for substantially all of our revenues in the foreseeable future. However, the market for Internet banking is still in the early adoption stage. To date, Internet banking has developed slowly within financial institutions, and purchasing decisions for Internet banking products are often delayed due to uncertainties relating to cost, return on investment and end user customer acceptance. In particular, some community financial institutions, which are part of our target market, have been slower to adopt Internet banking than larger banks. We cannot predict the size of the market for Internet banking among financial institutions, the rate at which that market will grow, or whether there will be widespread end user acceptance of Internet banking products and services such as ours.

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

We depend on the efficient operation of network connections from our customer financial institutions, their data processing vendors and bill payment providers. Further, portions of our revenue are dependent on continued usage by end users of Internet banking services and their connections to the Internet. Each of these connections, in turn, depends on the efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or have experienced outages. In addition, the majority of our services depend on real time connections to the systems of financial institutions, data processing vendors and bill payment providers. Any operational problems or outages in these systems would cause us to be unable to provide a real time connection to these systems and we would be unable to process transactions for end users, resulting in decreased revenues. In addition, any system delays, failures or loss of data, whatever the cause, could reduce customer and end user satisfaction with our products and services and harm our sales.

We depend on cooperation from data processing vendors for financial institutions, some of whom have resisted efforts in the past to allow the integration of our products and services with their systems.

Our products involve integration with products and systems developed by data processing vendors that serve financial institutions. If any of our products fail to be supported by financial institutions’ data processing vendors, we would have to redesign our products to suit these financial institutions. We cannot assure that any redesign could be accomplished in a cost-effective or timely manner. We rely on these vendors to jointly develop technology with us and to disclose source code specifications to enable our products to integrate effectively with their products and systems. In the past, some vendors have resisted integrating our products or have caused delays or other disruptions in the implementation process. Several of these data processing vendors offer or are planning to offer Internet banking products and services that are directly competitive with our products and services and have resisted efforts to allow us to integrate our products and services with their systems in the past. In addition, financial institutions’ data processing vendors may develop new products and systems that are incompatible with our products. Our failure to integrate our products effectively with financial institutions’ data processing vendors could result in higher implementation costs or the loss of potential customers.

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

Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. We transmit confidential financial information in providing our services. Users of Internet banking and other electronic commerce services are concerned about the security of transmissions over public networks. Therefore, it is critical that our facilities and infrastructure remain secure and be perceived by the marketplace as secure. A material security breach affecting us could damage our reputation, deter financial institutions from purchasing our products, deter their end user customers from using our products, or result in liability to us. Further, any material security breach affecting our competitors could affect the marketplace’s perception of Internet banking in general and have the same adverse effects.

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

The market price of our common stock has fluctuated significantly in the past and in the future could fluctuate in response to the following particular factors:

•	actual or anticipated variations in operating results;

•	announcements by us or our competitors of new products, significant contracts, acquisitions, or relationships;

•	additions or departures of key personnel;

•	changes in estimates or ratings of securities analysts;

•	future equity or debt offerings or acquisitions or our announcements of these transactions; and

•	economic well-being of financial institutions.

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

A downturn in the credit industry, caused by increases in interest rates or a tightening of credit, among other factors, could harm our lending division’s operations. A softening of demand for our outsourced solutions caused by a weakening of the economy generally may result in decreased revenues or lower growth rates. Also, the lending industry is generally subject to seasonal trends affecting loan demand.

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

Except as noted above, our business is not subject to federal and state regulations applicable particularly to financial institutions. However, federal, state or foreign authorities could adopt laws, rules or regulations relating to the financial services industry that affect our business, such as requiring us or our customers to comply with data, record keeping and processing and other requirements. It is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as end user privacy, pricing, content, characteristics, taxation and quality of services and products. Existing regulations may be modified. If enacted or deemed applicable to us, these laws, rules or regulations could be imposed on our activities or our business, thereby rendering our business or operations more costly, burdensome, less efficient or impossible and requiring us to modify our current or future products or services.

Our limited ability to protect our proprietary technology may adversely affect our ability to compete.

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

We are subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. Third parties may assert infringement claims in the future with respect to our current or future products. Any assertion, regardless of its merit, could require us to pay damages or settlement amounts and could require us to develop non-infringing technology or pay for a license for the technology that is the subject of the asserted infringement. Any litigation or potential litigation could result in product delays, increased costs, or both. In addition, the cost of litigation and the resulting distraction of our management resources could adversely affect our operating results. We also cannot assure that any licenses for technology necessary for our business will be available or that, if available, these licenses can be obtained on commercially reasonable terms.

Consolidation of the banking and financial services industry could cause our sales to fall.

Consolidation of the banking and financial services industry could result in a smaller market for our products and services. A variety of factors could cause our customers to reassess their purchase or potential purchase of our products and could result in termination of services by existing customers. After consolidation, banks and other financial institutions may experience a realignment of management responsibilities and a reexamination of strategic and purchasing decisions. We may lose relationships with key constituencies within our customer’s organization due to budget cuts, layoffs, or other disruptions following a consolidation. In addition, consolidation may result in a change in the technological infrastructure of the combined entity. Our products and services may not integrate with this new technological infrastructure. The acquiring institution may also have its own in-house system or outsource to competitors.

Terrorism and the possibility of further acts of violence may have a material adverse effect on our operations.

Terrorist attacks, such as the attacks that occurred on September 11, 2001, the response by the United States and further acts of violence or war may affect the market on which our common stock will trade, the markets in which we operate, and our operations and profitability. For example, prospective customers may delay or cancel technology purchase commitments, such as Internet banking, or shift their focus away from our products to security related technology in response to the terrorist attacks. Further terrorist attacks against the United States or other countries may occur. The potential near-term and long-term effect of these attacks on our business, the market for our common stock and the global economy is uncertain. The consequences of any terrorist attacks, or any armed conflicts that may result, are unpredictable, and we may not be able to foresee events that could have an adverse material effect on our business or the trading price of our common stock.

Our past and potential future acquisitions involve risks.

We may acquire complementary technologies or businesses in the future. Due to consolidation trends within the Internet banking services industry, our failure to successfully implement a long-term acquisition strategy could damage our competitive position. We closed our acquisitions of nFront on February 10, 2000, 1View on June 21, 2000, ATA on July 31, 2000 and ViFi on January 28, 2002. Future acquisitions may involve large one-time write-offs, including goodwill impairment charges, and amortization expenses related to intangible assets. In this regard, any of these factors could adversely affect our operating results or stock price. Acquisitions involve numerous risks, including:

•	difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company with our operations;

•	diverting our management’s attention from other business concerns;

•	impairing relationships with our employees, affiliates, strategic marketing alliances and content providers;

•	the inability to maintain uniform standards, controls, procedures and policies;

•	loss of acquired customers and strategic partners beyond projected thresholds;

•	entering markets in which we have no direct prior experience; and

•	losing key employees of the acquired company.

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

Provisions of our charter and bylaws may make it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, control of us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•	division of the board of directors into three separate classes;

•	elimination of cumulative voting in the election of directors;

•	prohibitions on our stockholders from acting by written consent and calling special meetings;

•	procedures for advance notification of stockholder nominations and proposals; and

•	the ability of the board of directors to alter our bylaws without stockholder approval.

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

We assumed leases in Athens and Norcross, Georgia in conjunction with our acquisition of nFront. These leases have been sublet and the subtenants will occupy and pay rent on these facilities in 2002. We currently lease and occupy approximately 58,672 square feet of office space in Norcross, Georgia. This lease expires July 5, 2005. We also currently occupy approximately 18,989 square feet of office space in Sacramento, California under a lease we assumed in connection with our ATA acquisition which will expire February 28, 2005. We also occupy approximately 17,265 square feet of office space at a second location in Sacramento under a new lease which commenced on September 26, 2001 and which will expire December 31, 2004.

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

The outcome of any litigation is inherently uncertain. We do not believe that an unfavorable outcome from these legal matters would have a material adverse impact on our overall business, but such an outcome may be material to the consolidated results of operations of a future period or periods. Even a favorable resolution of these lawsuits could result in a distraction of our management resources and significant litigation costs.

PART II

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data included in this table is derived from our consolidated financial statements for the years presented, which have been audited and reflect our merger with nFront in February 2000. The merger was accounted for as a pooling of interests and, accordingly, all prior periods have been restated to combine the results of Digital Insight and nFront. nFront’s historical year end was June 30, and as such the restated consolidated financial statements as of December 31, 1998 and for the years ended December 31, 1997 and 1998 combine the Digital Insight historical financial statements for each of these periods with the historical financial statements of nFront as of June 30, 1999 and for the years ended June 30, 1998 and 1999. The consolidated financial statements as of December 31, 1999 and 2000 are presented on a conformed period basis. No adjustments have been necessary to conform accounting policies of the entities. There were no intercompany transactions requiring elimination in any period presented.

The selected consolidated financial data includes the results of the purchase method acquisitions of 1View Network Corporation and AnyTime Access, Inc. for periods subsequent to their acquisition dates of June 2000 and July 2000, respectively.

During the fourth quarter of 2000, we adopted Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements.” Prior to the adoption of SAB 101, we recognized implementation fee income upon completion of the implementation process, which was typically 90 to 120 days after contract initiation. We also deferred the implementation costs and recognized them upon completion of the implementation. Under SAB 101, we now defer recognition of certain upfront implementation fees and related direct incremental implementation costs and recognize them ratably over the greater of the initial customer contract term or the estimated life of the customer service relationship, generally three to five years. The adoption of SAB 101 resulted in a negative cumulative effect adjustment of approximately $2.5 million at January 1, 2000 to reflect the increase in deferred implementation revenue, which was partially offset by the increase in deferred direct implementation costs.

	Year Ended December 31,
	2001(1)	2000(1)	1999(2)	1998(2)	1997(2)
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenues	$94,635	$54,428	$26,245	$13,195	$5,054
Cost of revenues	55,377	33,281	15,682	7,864	2,754

Gross profit	39,258	21,147	10,563	5,331	2,300
Operating expenses	93,205	82,376	30,022	13,361	5,386

Loss from operations	(53,947)	(61,229)	(19,459)	(8,030)	(3,086)
Interest and other income, net	1,999	3,740	1,441	282	111
Accretion of redeemable convertible preferred stock	—	—	(136)	(273)	(36)

Net loss attributable to common stockholders before cumulative effect of change in accounting method	(51,948)	(57,489)	(18,154)	(8,021)	(3,011)
Cumulative effect of change in accounting method	—	(2,515)	—	—	—

Net loss attributable to common stockholders	$(51,948)	$(60,004)	$(18,154)	$(8,021)	$(3,011)

Basic and diluted net loss per share before cumulative effect of change in accounting method	$(1.77)	$(2.25)	$(1.26)	$(0.80)	$(0.31)
Per share cumulative effect of change in accounting method	—	(0.10)	—	—	—

Basic and diluted net loss per share	$(1.77)	$(2.35)	$(1.26)	$(0.80)	$(0.31)

Shares used to compute basic and diluted net loss per share	29,301	25,534	14,389	10,055	9,651

	As of December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$53,634	$81,710	$79,031	$4,886	$3,407
Long-term investments	13,334	—	—	—	—
Working capital (deficit)	54,396	73,569	73,921	(31)	1,941
Total assets	236,628	282,226	103,488	13,172	6,069
Long-term portion of capital lease obligations and long-term debt	6,293	3,928	393	390	92
Total liabilities	39,737	42,391	17,304	8,088	2,781
Redeemable convertible preferred stock	—	—	—	15,092	6,819
Total stockholders’ equity (deficit)	196,891	239,835	86,184	(10,008)	(3,531)

(1)	Revenue recognized during 2000 and 2001 that was included in the SAB 101 cumulative effect adjustment was $3.1 million and $2.4 million, respectively.

(2)
In 2000, we adopted SAB 101, which changed the way we recognize upfront implementation fees and related direct incremental implementation costs. Previously, we recognized implementation fee revenue and related costs upon the completion of the implementation process. Under SAB 101, we now defer recognition of certain implementation fee revenue and related direct incremental costs and recognize them ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship, generally three to five years. The pro forma net loss and net loss per share assuming this change of accounting principle for SAB 101 for periods prior to the adoption are as follows:

	1999	1998	1999
	(in thousands, except per share data)
Pro forma net loss	$(3,503)	$(8,33)	$(19,791)
Pro forma net loss per share	$(0.36)	$(0.83)	$(1.38)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

Overview

We are a leading provider of Internet banking services to banks, credit unions, and savings and loans associations, based on the number of financial institutions and Internet banking end users we serve. We offer these financial institutions cost-effective outsourced solutions, branded in their name, which include Internet banking for their retail and business customers, an authorized loan decisioning and contact center, and other supporting products and services, such as electronic bill payment, portal web site technology, wireless capability, advanced target marketing, and web site development and maintenance. In general, we provide our solutions to our customers over the Internet, from facilities hosted by us, which require minimal software installation at the customer site.

In February 2000, we completed our merger with nFront. The merger was accounted for as a pooling-of-interests and accordingly, our financial statements for all prior periods have been restated to combine the results of Digital Insight and nFront. No adjustments were necessary to conform accounting policies of the entities. There were no intercompany transactions requiring elimination in any period presented. During 2000, we also completed our acquisitions of 1View and ATA. Both of these transactions were accounted for under the purchase method of accounting. These acquisitions allowed us to expand our product line to include an electronic bill presentment and payment product and an online loan origination and decisioning product. The purchase method of accounting differs from the pooling-of-interests method in that only operating results for the period subsequent to the acquisition dates are included in our consolidated results of operations, and a new basis of accounting is established for tangible assets acquired and liabilities assumed, as well as recording acquisition goodwill and identifiable intangible assets for the portion of the purchase price in excess of tangible assets acquired and liabilities assumed.

Revenues consist primarily of recurring service fees and to a lesser extent, implementation fees and other revenues. We derive revenues primarily from long-term service contracts with financial institution customers, which pay recurring service fees based primarily on the number of end users or end user transactions, or fixed monthly amounts for hosting and maintaining web sites, as well as upfront implementation fees and optional services. Revenue from recurring service fees are recognized as services are provided.

During the fourth quarter of 2000, we adopted Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements.” Prior to the adoption of SAB 101, we recognized implementation fee revenue upon the completion of the implementation process, which was typically 90 to 120 days after contract initiation. We also deferred the direct implementation costs and recognized them upon completion of the implementation. Under SAB 101, we defer recognition of certain implementation fee revenue, which includes set up fees for each service element purchased by customers and mandatory training, that are not the culmination of a separate earnings process and recognize them ratably over the greater of the initial life of the customer contract or the estimated life of customer service relationship, generally three to five years. We also defer recognition of the related direct incremental implementation costs and recognize them ratably over the same period. Direct incremental implementation costs are comprised primarily of salaries and benefits of implementation personnel, consulting fees paid to third party implementation consultants and set up fees paid to third-party vendors. The adoption of SAB 101 resulted in a $2.5 million cumulative effect adjustment at January 1, 2000 and a $1.6 million increase in our net loss for 2000 to reflect the increase in deferred implementation revenue partially offset by the increase in deferred direct implementation costs. The revenue recognized in 2000 and 2001 that was included in the SAB 101 cumulative effect adjustment was $3.1 million and $2.4 million, respectively.

Other revenues are derived from the sale of hardware purchased from third-party vendors, web site design services, optional consulting and training services purchased separately by customers after implementation and license fees for licensing technology to non-service customers. These other revenues are recognized upon the completion or delivery of the product or service assuming we have no remaining obligations, the amounts due are fixed and determinable and collection of the related receivable is probable.

Direct incremental implementation costs are comprised primarily of salaries and benefits of implementation personnel, consulting fees paid to third-party implementation consultants and set up fees paid to third-party vendors.

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

As of December 31, 2001, we had contracts with 1,438 financial institutions, 1,219 of which had contracted for Internet banking services, 499 of which had contracted for cash management services and 154 of which had contracted for lending services. We had approximately 2.4 million active Internet banking end users at the end of the year, up 60% from 1.5 million from a year earlier. We had a total of 992 Internet banking clients with live sites at December 31, 2001, which represented approximately 25.4 million potential end users and an overall penetration of 9.5%. The total number of potential end users of the 1,219 contracted Internet banking institutions was approximately 28.1 million.

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

In January 2002, we announced another restructuring and cost reduction program. During 2002, we plan to restructure certain operations by geographically consolidating certain business functions. Although this consolidation is expected to reduce costs by eliminating additional redundant costs that resulted from our acquisitions, we do not expect the cost savings to begin to occur until late in 2002. The restructuring program will require an initial increase in staffing to manage the consolidated operations and we plan to reduce excess staff upon completion of the consolidation. We expect to record a restructuring charge of approximately $2.0 million to $2.3 million in the first quarter of 2002.

We performed an impairment assessment of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121 at December 31, 2001 in connection with assessing the impact of implementation of SFAS No. 142 “Goodwill and Other Intangible Assets.” No impairment was indicated by the comparison of future undiscounted cash flows to the book value of the long-lived assets. However, as discussed further in “New Accounting Standards” below, we anticipate that in the first quarter of 2002 there will be a goodwill impairment charge of approximately $30.0 million relating to the ATA acquisition as a result of applying the fair value method for assessing impairment as required by the adoption of SFAS No. 142.

In addition to the SFAS No. 142 impairment charge noted above, we expect to record an asset impairment charge of approximately $3.0 million in the first quarter of 2002 for long-lived assets primarily comprised of purchased computer software and equipment that were abandoned or removed from operations in the first quarter of 2002.

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

Cost of revenues for the year ended December 31, 2001 included approximately $44.3 million related to the Internet banking division compared to approximately $27.6 million for the prior year. This increase of approximately $16.7 million, or 61%, was primarily due to the cost to implement and service additional financial institutions and to a lesser extent, increased expense due to increased depreciation expense related to assets purchased to support our data center infrastructure.

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

Sales, General and Administrative.    Sales, general and administrative expenses for the year ended December 31, 2001 were approximately $30.8 million, a decrease of approximately $700,000, compared to approximately $31.5 million for the prior year. As a percentage of revenue, sales, general and administrative expenses were 33% for the year ended December 31, 2001 compared to 58% for the prior year. This decrease was due primarily to a $1.1 million decrease in advertising expenses, partially offset by a slight increase in administrative expense to support the growth of our business.

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

Amortization of Goodwill and Intangible Assets.    Amortization of goodwill and intangible assets increased to approximately $35.7 million for the year ended December 31, 2001 from approximately $16.1 million for the year ended December 31, 2000, as a result of a full year of amortization in 2001 compared to a partial year’s amortization in the prior year. This increase was primarily due to the acquisitions of 1View and ATA which generated goodwill and intangible assets of approximately $150.2 million, which are being amortized on a straight-line basis over the estimated lives of three to six years.

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

Interest and Other Income, Net.    Interest and other income, net, was approximately $3.7 million for the year ended December 31, 2000, an increase of $2.3 million, compared to approximately $1.4 million for the prior year. This increase was primarily due to interest earned on higher average cash balances in the year ended December 31, 2000 as a result of our public offerings in October 1999 and August 2000 and of nFront’s public offering in July 1999.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, deferred taxes, impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•	Revenue Recognition Policy. We recognize revenue as discussed in the “Overview” section.

•
Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•
Investments.    We record an impairment charge when we believe an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•
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

•
Impairment of Long-Lived Assets.    We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets in accordance with SFAS No. 121 which generally requires us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. Upon implementation of SFAS No. 142 on January 1, 2002, we will use the fair value method to assess our goodwill on at least an annual basis and the undiscounted cash flows method will continue to be used for qualifying identifiable intangible assets and other long-lived assets. As discussed in the

“Overview” and “New Accounting Standards” sections, we anticipate recording a goodwill impairment charge upon adoption of SFAS No. 142 in the first quarter of 2002. These impairment assessments could result in additional impairment charges to reduce the carrying values of these assets in the future.

•
Contingencies and Litigation.    We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Segment Reporting

Since the acquisition of ATA in July 2000, we have managed our business in two reportable segments: the Internet banking division and the lending division. The results of operations from these reportable segments were as follows for the years ended December 31, 2001 and 2000:

	Internet banking division(1)	Lending division(2)	Corporate and other(3)	Total
	(in thousands)
Year ended December 31, 2001:
Revenues	$79,045	$15,590	$—	$94,635
Gross profit	34,793	4,465	—	39,258
Loss from operations	(13,391)	(1,551)	(39,005)	(53,947)
Year ended December 31, 2000:
Revenues	$48,040	$6,388	$—	$54,428
Gross profit	20,477	670	—	21,147
Loss from operations	(30,457)	(1,989)	(28,783)	(61,229)
Total assets at December 31, 2001	$148,153	$88,475	—	$236,628
Total assets at December 31, 2000	$173,253	$108,973	—	$282,226

(1)	Loss from operations includes amortization of deferred stock-based compensation of $3.8 million and $4.8 million for the years ended December 31, 2001 and 2000, respectively.

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

Provision for Income Taxes

We incurred operating losses from inception through December 31, 2001, and therefore have not recorded any significant provision for income taxes. Due to the uncertainty surrounding the realization of the benefits in future tax returns, we have recorded a valuation allowance for the full amount of our net operating loss carryforwards and other deferred tax assets. As of December 31, 2001, we had net operating loss carryforwards for federal and state tax purposes of approximately $100.5 million and $43.5 million, respectively. The state tax loss carryforwards began to expire in 2001 and the federal tax loss carryforwards begin to expire in 2011. Under the provisions of the Internal Revenue Code of 1986, as amended, certain substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

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

In May 2001, we renewed a $10.0 million secured revolving credit commitment from a bank, which matures in July 2002. Interest on the outstanding borrowings is payable monthly. The interest rate on this credit commitment is equal to the bank’s prime rate. The credit commitment is collateralized by all of our assets. As of December 31, 2001, we had no outstanding advances under the credit commitment. As of January 31, 2002, we had $4.0 million of advances under this credit commitment.

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

Cash used in investing activities was approximately $37.3 million for the year ended December 31, 1999, approximately $4.3 million for the year ended December 31, 2000, and approximately $54.1 million for the year ended December 31, 2001. The increase in cash used in investing activities from 2000 to 2001 was primarily due to the purchasing of investments with excess cash. The decrease in cash used in investing activities from 1999 to 2000 was primarily due to the use of our invested excess cash, which was partially offset by infrastructure expansion and expenditures for equipment for our backup data centers.

Cash provided by financing activities was approximately $93.6 million for the year ended December 31, 1999, approximately $64.7 million for the year ended December 31, 2000, and approximately $6.8 million for the year ended December 31, 2001. The decrease in cash provided by financing activities from 2000 to 2001 was primarily due to the public offering of our common stock in 2000, partially offset by increased debt payments. The decrease in cash provided by financing activities from 1999 to 2000 was primarily due to the difference in net proceeds of our secondary public offering, which was completed in 2000, compared to the net proceeds of our public offering in 1999.

We have no material commitments other than our revolving credit commitment, our multiple disbursement note, obligations under our operating and capital leases, and minimum vendor purchase commitments. Our commitments under these obligations are as follows:

	Payment Schedule
	Total	2002	2003	2004	2005	2006	Thereafter
	(in thousands)
Long term debt	$9,411	$3,529	$3,529	$2,353	$—	$—	$—
Capital lease obligations	1,613	1,202	411	—	—	—	—
Operating leases	9,776	3,363	2,921	2,708	780	4	—
Minimum vendor purchase commitments	16,917	5,667	6,000	5,167	83	—	—

Total obligations	$37,717	$13,761	$12,861	$10,228	$863	$4	$—

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

New Accounting Standards

In June 1998, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The new standard requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for the hedge accounting. We adopted SFAS No. 133 in the first quarter of 2001. To date, we have not engaged in any hedging activity and therefore the adoption of this new standard has had no significant impact on us.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 establishes a new standard for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill from past business combinations, will cease. The adoption date for SFAS No. 141 and 142 will be January 1, 2002. We anticipate recording a goodwill impairment charge of approximately $30.0 million from the adoption of SFAS No. 142 in the first quarter of 2002. In addition, excluding the impact of the ViFi acquisition, annual amortization expense will decrease by approximately $25.0 million in 2002.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 (“APB 30”), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a temporarily controlled subsidiary. The adoption date for SFAS No. 144 will be January 1, 2002. The impact to us of adopting this new accounting standard is being assessed in conjunction with SFAS No. 142, which is discussed above.

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

We are also exposed to the impact of interest rate changes as they affect our revolving credit commitment and the multiple disbursement note. The interest rate charged on these credit facilities varies with the bank’s prime rate and, consequently, our interest expense will fluctuate with changes in the general level of U.S. interest rates. As of December 31, 2001, we had no outstanding advances under our revolving credit commitment and $9.4 million under the multiple disbursement note. The rate at December 31, 2001 on our multiple disbursement note was 4.6%. If interest rates were to increase by 100 basis points, the impact on our multiple disbursement note would not be significant.

There were no significant changes in our market risk during 2001.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are submitted as a separate section of this Form 10-K/A beginning on page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 25, 2002
DIGITAL INSIGHT CORPORATION

/s/    JOHN DORMAN
By:
John Dorman
Chairman of the Board and
Chief Executive Officer

CERTIFICATIONS

I, John Dorman, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Digital Insight Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 25, 2002
/s/    JOHN DORMAN

John Dorman
Chairman of the Board and
Chief Executive Officer

I, Elizabeth S.C.S. Murray, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Digital Insight Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 25, 2002
/s/    ELIZABETH S.C.S. MURRAY

Elizabeth S.C.S. Murray
Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Digital Insight Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Digital Insight Corporation and subsidiaries (the “Company”) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on the index and appearing on page F-26 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the Company adopted Staff Account Bulletin No. 101 in the year ended December 31, 2000, and changed its method of recognizing implementation revenue and related direct incremental implementation costs.

/s/    PRICEWATERHOUSECOOPERS LLP

Century City, California
January 29, 2002

DIGITAL INSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$15,334	$71,523
Short-term investments	38,300	10,187
Accounts receivable, net of allowance for doubtful accounts of $518 and $221 at December 31, 2001 and 2000, respectively	19,133	14,403
Accumulated implementation costs	4,973	4,551
Other current assets	2,893	3,907

Total current assets	80,633	104,571
Property and equipment, net	37,784	36,352
Goodwill and intangible assets, net	98,382	135,067
Accumulated implementation costs	5,941	5,173
Long-term investments	13,334	—
Other assets	554	1,063

Total assets	$236,628	$282,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,142	$5,308
Accrued compensation and related benefits	3,465	3,237
Customer deposits and deferred revenue	7,434	12,442
Other accrued liabilities	7,465	6,477
Line of credit	—	1,000
Current portion of capital lease obligations	1,202	2,265
Current portion of long-term debt	3,529	278

Total current liabilities	26,237	31,007
Capital lease obligations	411	1,706
Long-term debt	5,882	2,222
Customer deposits and deferred revenue	7,207	7,456

Total liabilities	39,737	42,391

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock; $.001 par value, 100,000,000 shared authorized; 29,638,479 and 28,902,998 shares issued and outstanding at December 31, 2001 and 2000, respectively	30	29
Additional paid in-capital	337,461	333,845
Stockholders’ notes receivable	(124)	(115)
Deferred stock-based compensation	(1,409)	(6,805)
Accumulated deficit	(139,067)	(87,119)

Total stockholders’ equity	196,891	239,835

Total liabilities and stockholders’ equity	$236,628	$282,226

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the year ended December 31,
	2001	2000	1999
Revenues	$94,635	$54,428	$26,245
Cost of revenues (including amortization of stock-based compensation of $760, $394 and $78 for the years ended December 31, 2001, 2000 and 1999, respectively)	55,377	33,281	15,682

Gross profit	39,258	21,147	10,563

Operating expenses:
Sales, general and administrative (including amortization of stock-based compensation of $1,134, $1,195 and $1,039 for the years ended December 31, 2001, 2000 and 1999, respectively)	30,780	31,454	22,250
Research and development (including amortization of stock-based compensation of $2,923, $3,626 and $104 for the years ended December 31, 2001, 2000 and 1999, respectively)	23,420	22,139	7,772
Amortization of goodwill and intangible assets	35,729	16,125	—
Restructuring charge (including amortization of stock-based compensation of $940 for the year ended December 31, 2001)	3,276	—	—
Merger-related expenses	—	12,658	—

Total operating expenses	93,205	82,376	30,022

Loss from operations	(53,947)	(61,229)	(19,459)
Interest and other income, net	1,999	3,740	1,441

Net loss before cumulative effect of change in accounting method	(51,948)	(57,489)	(18,018)
Accretion of redeemable convertible preferred stock	—	—	(136)

Net loss attributable to common stockholders before cumulative effect of change in accounting method	(51,948)	(57,489)	(18,154)
Cumulative effect of change in accounting method	—	(2,515)	—

Net loss attributable to common stockholders	$(51,948)	$(60,004)	$(18,154)

Basic and diluted net loss per share before cumulative effect of change in accounting method	$(1.77)	$(2.25)	$(1.26)
Per share cumulative effect of change in accounting method	—	(0.10)	—

Basic and diluted net loss per share	$(1.77)	$(2.35)	$(1.26)

Shares used to compute basic and diluted net loss per share	29,301	25,534	14,389

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Stockholders’ Notes Receivable	Deferred Stock-Based Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 1998	10,636,377	$11	$4,618	$(201)	$(2,732)	$(11,704)	$(10,008)
Interest on stockholders’ notes	—	—	—	(15)	—	—	(15)
Stock options exercised	344,573	—	204	—	—	—	204
Warrants to purchase Series B preferred stock	—	—	147	—	—	—	147
Accretion of redeemable convertible preferred stock	—	—	(136)	—	—	—	(136)
Proceeds from the issuance of common stock	32,959	—	504	—	—	—	504
Deferred stock-based compensation	—	—	1,768	—	(1,768)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	1,221	—	1,221
Conversion of redeemable convertible preferred stock	5,953,306	6	23,473	—	—	—	23,479
Issuance of common stock in initial public offerings	6,051,500	6	86,057	—	—	—	86,063
Adjustment to conform year ends	—	—	136	—	—	2,607	2,743
Net loss	—	—	—	—	—	(18,018)	(18,018)

Balance at December 31, 1999	23,018,715	23	116,771	(216)	(3,279)	(27,115)	86,184
Issuance of common stock and options in acquisition of 1View Network Corporation	629,313	1	38,739	—	(6,568)	—	32,172
Issuance of common stock, options and warrants in acquisition of AnyTime Access, Inc.	2,001,186	2	112,675	—	(2,173)	—	110,504
Issuance of common stock in public offerings	2,150,000	2	62,358	—	—	—	62,360
Stock options exercised	988,440	1	1,740	—	—	—	1,741
Issuance of warrants to purchase common stock	—	—	473	—	—	—	473
Proceeds from other issuances of common stock	115,344	—	1,089	—	—	—	1,089
Amortization of deferred stock-based compensation	—	—	—	—	5,215	—	5,215
Interest on stockholders’ notes	—	—	—	(12)	—	—	(12)
Payment on stockholders’ notes	—	—	—	113	—	—	113
Net loss	—	—	—	—	—	(60,004)	(60,004)

Balance at December 31, 2000	28,902,998	29	333,845	(115)	(6,805)	(87,119)	239,835
Amortization of deferred stock-based compensation	—	—	—	—	5,757	—	5,757
Deferred stock-based compensation	—	—	361	—	(361)	—	—
Proceeds from other issuances of common stock	147,404	—	1,224	—	—	—	1,224
Interest on stockholders’ notes	—	—	—	(9)	—	—	(9)
Stock options exercised	588,077	1	2,031	—	—	—	2,032
Net loss	—	—	—	—	—	(51,948)	(51,948)

Balance at December 31, 2001	29,638,479	$30	$337,461	$(124)	$(1,409)	$(139,067)	$196,891

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(51,948)	$(60,004)	$(18,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting method	—	2,515	—
Depreciation and amortization of property and equipment	11,258	5,983	1,914
Amortization of deferred stock-based compensation	5,757	5,215	1,221
Amortization of goodwill and intangible assets	35,729	16,125	—
Interest income on stockholders note receivable	(9)	(12)	(15)
Loss from sale of property and equipment	—	167	—
Adjustment to conform fiscal year ends for pooled acquisition	—	—	3,275
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,730)	(4,152)	(5,337)
Accumulated implementation costs	(1,190)	(9,445)	(144)
Other current assets	1,014	696	(3,539)
Other assets	509	(602)	961
Accounts payable	(2,166)	(621)	2,433
Accrued compensation and related benefits	228	(1,644)	3,133
Customer deposits and deferred revenue	(5,257)	11,054	3,569
Other accruals	1,944	(5,466)	566

Net cash used in operating activities	(8,861)	(40,191)	(9,981)

Cash flows from investing activities:
Purchase of investments	(59,447)	—	(27,757)
Acquisition of property and equipment	(12,690)	(19,846)	(9,576)
Disposal of equipment	—	—	69
Acquisition payment	—	(2,000)	—
Proceeds from maturity of investments	18,000	17,570	—

Net cash used in investing activities	(54,137)	(4,276)	(37,264)

Cash flows from financing activities:
Principal payments on debt	(8,946)	(4,587)	(1,378)
Proceeds from debt	12,499	4,000	—
Net proceeds from public issuance of common stock	—	62,360	86,567
Proceeds from other issuances of common stock	3,256	2,943	204
Proceeds from issuance of redeemable convertible preferred stock	—	—	8,440
Repurchase of redeemable convertible preferred stock	—	—	(200)

Net cash provided by financing activities	6,809	64,716	93,633

Net (decrease) increase in cash and cash equivalents	(56,189)	20,249	46,388
Cash and cash equivalents, beginning of period	71,523	51,274	4,886

Cash and cash equivalents, end of period	$15,334	$71,523	$51,274

Supplementary disclosures of cash flow information:
Cash paid during the year for interest	$504	$188	$32
Supplemental non-cash investing and financing activities:
Acquisition of property and equipment under capital lease obligation	—	(6,610)	—
Capital lease obligations incurred	—	6,610	892
Warrants issued	—	473	147
Conversion of mandatorily redeemable convertible preferred stock to common stock	—	—	23,479
Effect of acquisitions:
Accounts receivable and other assets	—	(3,062)	—
Property and equipment	—	(3,651)	—
Goodwill and intangible assets	—	(151,189)	—
Accounts payable, accrued compensation and benefits and other accruals	—	12,139	—
Capital lease obligation	—	695	—
Customer deposits and deferred revenue	—	392	—
Deferred stock-based compensation	—	(8,741)	—
Common stock issued in acquisition	—	151,417	—

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY

Digital Insight Corporation (the “Company”), which incorporated in March 1997 in Delaware, provides Internet banking services to credit unions, small to mid-sized banks and savings and loans. Its Internet banking services include Internet banking and bill payment services for individual customers, business banking for business customers, a target marketing program to increase financial services to end users, and customized web site design and implementation and other services. In addition, the Company, through its acquisition of AnyTime Access, Inc. (“ATA”) in 2000, is a provider of services that allow credit unions, banks and insurance companies to outsource their consumer loan origination and processing functions. Substantially all of the Company’s revenues are derived from these services.

On February 10, 2000, the Company merged with nFront, Inc. (“nFront”). The merger was accounted for as a pooling of interests; therefore, the financial results for the Company and nFront have been combined for the historical periods presented in accordance with the pooling of interests method.

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

The Company considers all investments maturing after three months but within 12 months to be short-term investments and investments maturing after 12 months to be long-term investments. Investments are comprised primarily of certificates of deposit and commercial paper. The Company classifies, at the date of acquisition, its investments into categories in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Currently, the Company classifies its investments as held-to-maturity. These securities are stated at amortized cost plus accrued interest.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized software costs

The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized computer software costs consist of purchased software licenses, implementation costs, consulting and payroll-related costs for certain projects that qualify for capitalization. The Company expenses costs related to preliminary project assessment, research and development, re-engineering, training and application maintenance as incurred. Costs capitalized at December 31, 2001 and 2000 were approximately $16.7 million and approximately $11.6 million, respectively. The capitalized software costs are being depreciated on a straight-line method over a period of three years upon being placed in service. Amortization of approximately $3.9 million and approximately $1.6 million was charged for the years ended December 31, 2001 and 2000, respectively. No amortization had been charged for the year ended December 31, 1999.

Goodwill and intangible assets

Goodwill and intangible assets represent the excess purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed in the acquisitions of 1View Network Corporation (“1View”) ($38.7 million) and ATA ($111.5 million). Goodwill and intangible assets are amortized using the straight-line method over the periods benefited, one to six years. At December 31, 2001, goodwill and intangible assets are comprised of the following components (in thousands):

	1View	ATA	Total
Goodwill	$33,783	$85,301	$119,084
Assembled workforce	—	1,490	1,490
Customer relationships	—	20,230	20,230
Acquired technology	4,900	4,140	9,040
Covenant not-to-compete	—	380	380

	38,683	111,541	150,224
Less accumulated amortization	(19,642)	(32,200)	(51,842)

	$19,041	$79,341	$98,382

Impairment of long-lived assets

The Company assesses potential impairments to its long-lived assets, including identifiable intangible assets and goodwill, periodically in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company also periodically assesses the impairment of enterprise level goodwill for which separately identifiable operating unit cash flows do not exist in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 17 “Intangible Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include, but are not limited to: significant under performance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more or the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected future undiscounted cash flows is less than the carrying amount of the asset, then the Company recognizes an impairment loss. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, determined either based on the market value if available, or discounted cash flows, if not. Goodwill and identifiable intangible assets for the 1View acquisition are evaluated at the enterprise level, as no separate identifiable cash flows exist for that operation. Goodwill and identifiable intangible assets are evaluated at the business unit level for the ATA business as the lending division generates separately identifiable cash flows. The Company performed an impairment assessment of its long lived assets, including goodwill and identifiable intangibles, in accordance with SFAS No. 121 at December 31, 2001 in connection with assessing the impact of implementation of SFAS No. 142 “Goodwill and Other Intangible Assets.” An impairment assessment of enterprise level goodwill was also performed in accordance with APB No. 17 at December 31, 2001. No impairment was indicated by the comparison of future undiscounted cash flows to the book value of the long-lived assets, including goodwill and identifiable intangibles at both the business unit and enterprise level. However as discussed further in the “New accounting standards” section of Note 2, the Company anticipates that there will be an impairment of a portion of the ATA goodwill as a result of applying the fair value method for assessing impairment as required by the adoption of SFAS No. 142 in the first quarter of 2002.

Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, accrued liabilities and debt. The carrying value of these financial instruments approximates fair value due to their short-term nature or the current market trends.

Concentration of credit risk

The market for Internet banking in the United States, in which the Company operates, is characterized by rapid technological developments, frequent new product introductions and changes in end user requirements. The Company’s future success will depend on its ability to develop, introduce and market enhancements to its existing products and services, to introduce new products and services in a timely manner, which meet customer requirements, and to respond to competitive pressures and technological advances. Further, the emergence of new industry standards, whether through adoption by official standards committees or widespread use by financial institutions or other financial institution data processing vendors, could require the Company to redesign its products and services.

During the years ended December 31, 2001, 2000 and 1999, no customer accounted for 10% or more of total revenues.

The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the nature of the customers being financial institutions and credit unions as well as the number of its customers and geographic areas. The Company maintains an allowance for doubtful accounts. Write-offs of accounts receivable were insignificant during the years ended December 31, 2001, 2000 and 1999.

The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At December 31, 2001 and 2000, the Company had cash and cash equivalent accounts in excess of the FDIC insured limits.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements.” Prior to the adoption of SAB 101, the Company recognized implementation fee revenue upon the completion of the implementation process, which was typically 90 to 120 days after contract initiation. The Company also deferred the direct implementation costs and recognized them upon completion of the implementation. Under SAB 101, the Company defers recognition of certain implementation fee revenue, which includes set up fees for each service element and mandatory training, that are not the culmination of a separate earnings process and recognizes them ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship, generally three to five years. The company also defers the recognition of the related direct incremental implementation costs and recognizes them ratably over the same period. The adoption of SAB 101 resulted in a $2.5 million cumulative effect adjustment at January 1, 2000 and a $1.6 million increase in net loss for the 2000 operating results to reflect the increase in deferred implementation revenue partially offset by the increase in deferred implementation costs. The revenue recognized in 2001 and 2000 that was included in the SAB 101 cumulative effect adjustment amounted to approximately $2.4 million and 3.1 million, respectively. The net loss and net loss per share under SAB 101 for 1999 on a pro forma basis are as follows (in thousands, except per share data):

	As Reported	Pro Forma
Net loss	$(18,154)	$(19,791)
Net loss per share	$(1.26)	$(1.38)

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

Revenues are comprised of the following components (in thousands):

	2001	2000	1999
Recurring service fees	$81,347	$46,459	$16,894
Ratably recognized implementation fees	6,133	3,722	—

	87,480	50,181	16,894
Implementation and other fees recognized prior to SAB 101	—	—	9,351
Other revenues	7,155	4,247	—

Total revenues	$94,635	$54,428	$26,245

Direct incremental implementation costs are comprised primarily of salaries and benefits of implementation personnel, consulting fees paid to third party implementation consultants, and set up fees paid to third party vendors. Deferred direct incremental implementation costs are included in accumulated implementation costs in the accompanying balance sheets.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-based compensation

The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation for stock options is measured as the excess, if any, of the fair market value of the Company’s stock price at the date of grant as determined by the Board of Directors over the amount an employee must pay to acquire the stock. The pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123, “Accounting for Stock-Based Compensation” had been applied, have been presented in Note 14.

Net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase rights. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants.

Comprehensive income

The Company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in stockholders’ equity during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income other than net losses.

Segments

The Company discloses information for reportable segments and other information required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company manages its business in two reportable segments: the internet banking division and the lending division.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New accounting standards

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The new standard requires companies to record derivatives on their balance sheets as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company adopted SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity, therefore the adoption of this new standard did not have a significant impact on the Company.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill from past business combinations will cease. The adoption date for SFAS No. 141 and 142 will be January 1, 2002. The Company performed an impairment analysis at December 31, 2001 under SFAS No. 121, and no impairment was indicated by the comparison of future undiscounted cash flows to the book value of long-lived assets, including goodwill and identifiable intangible assets, of ATA. The Company also performed an impairment analysis by applying the fair value method under SFAS No. 142 as of December 31, 2001, using both a discounted cash flow approach and market approach; an impairment of goodwill is anticipated for ATA. The Company anticipates recording an impairment charge of approximately $25 million to $30 million from the adoption of SFAS No. 142. in the first quarter of 2002. In addition, annual amortization expense related to the goodwill will decrease by approximately $25 million in 2002, excluding the impact of the acquisition of Virtual Financial Services, Inc. (“ViFi”) discussed in Note 20.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 (“APB 30”), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for Segments of a Business to Be Disposed Of.” This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a temporarily controlled subsidiary. The adoption date for SFAS No. 144 will be January 1, 2002. The impact to the Company of adopting this new accounting standard is being assessed in conjunction with SFAS No. 142, which is discussed above.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2000 and 1999 in order to conform to the 2001 presentation.

3.    nFRONT BUSINESS COMBINATION

The Company consummated its Agreement and Plan of Merger (the “Agreement”) with nFront on February 10, 2000 in a stock-for-stock transaction which was accounted for as a pooling of interests. Pursuant to the Agreement, all outstanding shares of nFront stock and options to purchase nFront stock were converted into 8,253,735 shares of the Company’s common stock and options to purchase 627,926 shares of the Company’s common stock, respectively. In connection with the merger, the Company recorded a one-time charge relating to non-recurring merger costs of $12.7 million comprised of direct transaction costs and nonrecurring redundant costs.

As the merger was accounted for as a pooling of interests, all prior periods have been restated. nFront’s historical year end was June 30 and the Company’s consolidated financial statements for the year ended December 31, 1999 were restated to conform year ends. Accordingly, an adjustment for nFront’s operating results for the period of overlap from January 1, 1999 through June 30, 1999 has been reflected as an adjustment to accumulated deficit in the 1999 consolidated financial statements. No adjustments were necessary to conform accounting policies of the entities. There were no intercompany transactions requiring elimination in any period presented.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

5.    CASH, CASH EQUIVALENTS AND INVESTMENTS

At December 31, 2001, cash and cash equivalents, short-term investments and long-term investments consist of the following (in thousands):

	Cost	Unrealized losses	Unrealized Gains	Estimated Fair Value
Cash and cash equivalents
Cash	$4,085	$—	$—	$4,085
Money market funds	4,729	—	—	4,729
Commercial paper	6,520	(3)	—	6,517

	$15,334	$(3)	$—	$15,331

Short-term investments
Certificate of deposit	$4,764	$—	$—	$4,764
Commercial paper	33,536	(7)	150	33,679

	$38,300	$(7)	$150	$38,443

Long-term investments
Certificates of deposit	$5,882	$—	$—	$5,882
Commercial paper	7,452	(2)	50	7,500

	$13,334	$(2)	$50	$13,382

At December 31, 2000, cash and cash equivalents and short-term investments consist of the following (in thousands):

	Cost	Unrealized losses	Unrealized Gains	Estimated Fair Value
Cash and cash equivalents
Cash	$5,122	$—	$—	$5,122
Money market funds	6,412	—	—	6,412
Commercial paper	59,989	(27)	2	59,964

	$71,523	$(27)	$2	$71,498

Short-term investments
Certificate of deposit	$10,187	$—	$—	$10,187

There were no realized gains or losses on investments for the years ended December 31, 2001 and 2000 and a net realized gain of $758,000 for the year ended December 31, 1999. The certificate of deposit held at December 31, 2001 is pledged as collateral for the Company’s $10 million multiple disbursement note, as further discussed in Note 8. Accordingly, we have classified a portion of the certificate of deposit pledged as a long-term investment to correspond to the long-term portion of the multiple disbursement note.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    PROPERTY AND EQUIPMENT

	December 31,
	2001	2000
Property and equipment includes the following (in thousands):
Leasehold improvements	$6,309	$4,618
Equipment	33,589	23,383
Software	16,682	11,617
Furniture and fixtures	4,723	3,683
Construction in process	574	5,886

	61,877	49,187
Less accumulated depreciation and amortization	(24,093)	(12,835)

	$37,784	$36,352

Assets acquired under capitalized lease obligations are included in property and equipment and totaled approximately $5,147,000 with related accumulated amortization of approximately $1,919,000 and $901,000 at December 31, 2001 and 2000, respectively.

7.    REVOLVING LINE OF CREDIT

In May 2001, the Company renewed its $10 million secured revolving credit commitment (the “Revolver”) from a bank, which matures in July 2002. Interest on the outstanding borrowings is payable monthly. The interest rate on the Revolver is equal to the bank’s prime rate. The Revolver is collateralized by all of the Company’s assets. The Company had no outstanding advances as of December 31, 2001 and $1 million outstanding as of December 31, 2000 on the Revolver.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognizes rent expense on a straight-line basis over the lease period. Rent expense under the facility leases was approximately $3,335,000, $2,289,000 and $768,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Future minimum lease payments under all noncancelable capitalized and operating leases for the next five years ending December 31 are as follows (in thousands):

	Capital	Operating
2002	$1,285	$3,363
2003	430	2,921
2004	—	2,708
2005	—	780
2006	—	4

Total minimum lease payments	1,715	$9,776

Amount representing interest	(102)

Present value of capitalized lease obligations	1,613
Less: current portion of capitalized lease obligations	(1,202)

Long-term portion of capitalized lease obligations	$411

In February 2001, the Company entered into a long-term contract with a vendor to provide bill payment services. The contract includes minimum annual purchase commitments as follows (in thousands):

2002	$5,667
2003	6,000
2004	5,167
2005	83

Total	$16,917

Payments made to the vendor under the long-term contract amounted to approximately $7,291,000 for the year ended December 31, 2001.

From time to time the Company may be involved in litigation arising in the normal course of its business. Although the Company is not a party to any litigation that it believes would have a material adverse effect, individually or in the aggregate, on the Company’s business, financial condition, results of operations or liquidity, it is possible that in the future we could become a party to such proceedings.

On December 6, 2001, the Company and three of the current and former officers and directors as well as most of the managing underwriters in the Company’s previous public offerings were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In re Initial Public Offering Securities Litigation, Joe Curtis McCollum vs. Digital Insight Corp. et al., No. 01 CV 11231. The claims are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. The complaint alleges claims based on Sections 11 and 15 of the Securities Act of 1933. The complaint also alleges claims solely against the underwriter defendants under Section 12(2) of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934. The Company intends to defend this lawsuit vigorously.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    INCOME TAXES

As of December 31, 2001, the Company had estimated net operating loss carryforwards for federal and state purposes of approximately $100.5 million and $43.5 million, respectively. State net operating loss carryforwards began to expire in 2001 and federal tax net operating loss carryforwards begin to expire in 2011.

Given its history of operating losses and potential limitations on the utilization of net operating losses, the Company has recorded a full valuation allowance against its deferred tax assets as there is uncertainty surrounding the realization of the benefits in future tax returns. Accordingly, the accompanying statements of operations include no benefit for income taxes.

The components of the Company’s deferred taxes are (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$38,055	$34,683
Research credit carryforwards	527	527
Stock compensation	(359)	3,371
Accruals, reserves and other	(5,298)	(1,561)
Amortization of acquired intangible assets	—	(9,791)

	32,925	27,229
Deferred tax asset valuation allowance	(32,925)	(27,229)

Net deferred tax assets	$—	$—

11.    STOCKHOLDERS’ NOTES RECEIVABLE

Effective October 23, 1997, under the Company’s 1997 Stock Plan, two former officers of the Company exercised their options to purchase 309,250 shares each of the Company’s common stock. In consideration, each former officer executed a note payable to the Company for $93,000 at an annual interest rate of 7%. The notes are payable at the earlier of ten years from the date of execution or 30 days after termination. The former officers have the option to prepay all or any portion of the principal or interest without penalty.

Upon separation from the Company in October 2000, one of these former officers paid $113,000 in repayment of his note. Interest income realized for the years ended December 31, 2001, 2000 and 1999 on the loans was $9,000, 12,000 and $15,000, respectively.

12.    COMMON AND PREFERRED STOCK WARRANTS

In connection with certain borrowings in 1998 and 1999, the Company issued warrants to purchase redeemable convertible preferred stock, which after the Company’s initial public offering resulted in warrants to purchase 28,819 and 22,222 shares of common stock for $3.47 and $2.70 per share, respectively. Using the Black-Scholes pricing model, the Company estimated that the aggregate fair value of the warrants was $211,000. The warrants were exercised in 2000 and the Company issued 21,648 shares of common stock in March 2000, for a purchase price equivalent to $75,119, and 20,819 shares of common stock in May 2000 for a purchase price equivalent of $56,211. The Company recognized interest expense of $60,000 related to the warrants in 1999.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

14.    STOCK-BASED COMPENSATION PLANS

Options under the Company’s stock-based compensation plans may be granted for periods of up to ten years, with the exception of an incentive stock option (“ISO”) granted to an optionee who owns stock representing more than 10% of the voting power of all classes of stock of the parent or subsidiary, in which case the term of the option shall be five years, provided that (i) the exercise price of an ISO and nonqualified stock option (“NSO”) shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options generally vest in monthly installments over four years following the date of grant, subject to the optionee’s continuous service. However, for first time grants, the initial vesting shall occur twelve months from the vesting start date, at which time 25% of the shares will be vested. The remaining shares are vested over the remaining three years.

1997 Stock Plan

In August 1997, the Company adopted the 1997 Stock Plan (the “1997 Plan”). The 1997 Plan provides for the granting of stock options and common stock to employees and consultants of the Company. Options granted under the 1997 Plan may be either ISO or NSO. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. As of December 31, 2001, the Company has reserved 3,000,000 shares of common stock for issuance under the 1997 Plan. At December 31, 2001, there were 1,166,228 shares of common stock available for future grant under the 1997 Plan.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Stock Plan

In June 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). At December 31, 2001, the Company has reserved 4,500,000 shares of common stock for issuance under the 1999 Plan. The 1999 Plan allows grants of ISOs, NSOs and restricted stock to employees, non-employee board members and consultants. At December 31, 2001, there were 279,470 shares of common stock available for future grant under the 1999 Plan.

The 1999 Plan is subject to annual increases on March 1 of each year, equal to 750,000 shares, 5% of the Company’s shares outstanding on that date, or a lesser amount determined by the board of directors.

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

Stock option activity under the plans is as follows:

	1999		2000		2001
	Options Outstanding	Exercise Price Per Share	Options Outstanding	Exercise Price Per Share	Options Outstanding	Exercise Price Per Share
Outstanding at January 1	1,436,204	$0.30-$1.00	2,042,276	$0.30-$44.50	4,091,681	$0.19-$83.88
Assumed from nFront	—	—	627,926	$2.12-$75.99	—	—
Assumed from 1View	—	—	292,559	$0.44	—	—
Assumed from ATA	—	—	68,347	$0.48-$37.62	—	—
Granted	1,061,785	$1.75-$44.50	2,529,142	$0.19-$83.88	2,357,450	$7.55-$22.81
Cancelled	(110,765)	$0.30-$13.00	(480,129)	$0.19-$81.00	(956,413)	$0.19-$80.00
Exercised	(344,948)	$0.30-$39.94	(988,440)	$0.30-$22.45	(588,077)	$0.19-$17.44

Outstanding at December 31	2,042,276	$0.30-$44.50	4,091,681	$0.19-$83.88	4,904,641	$0.19-$83.88

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options outstanding and exercisable by price range as of December 31, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
$ 0.0000–$ 8.50	974,831	7.1	$2.95	556,212	$1.7577
$ 8.6000–$17.00	2,206,774	9.0	$12.47	259,505	$12.2427
$17.1000–$25.50	494,653	8.5	$21.66	100,373	$23.0258
$25.6000–$34.00	162,535	6.9	$30.49	66,302	$30.7590
$34.1000–$42.00	754,385	7.8	$37.54	310,718	$37.5152
$42.6000–$51.00	50,100	8.1	$45.73	22,798	$45.7647
$51.1000–$59.50	500	8.3	$51.25	208	$51.2500
$59.6000–$68.00	50,500	7.1	$62,40	22,776	$62.3747
$68.1000–$76.50	197,863	7.3	$73.30	100,063	$73.2996
$76.6000–$84.00	12,500	6.2	$79.50	5,726	$79.5048

	4,904,641	8.2	$19.4433	1,444,681	$21.0610

1999 Employee Stock Purchase Plan

On June 21, 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 600,000 shares of common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock on every May 1 and November 1 of each year. The price of the common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the offering date of each two-year offering period or the specified purchase date. During the year ended December 31, 2001, 119,795 shares were purchased for approximately $1.2 million and 81,985 shares were purchased for approximately $1.1 million during the year ended December 31, 2000. At December 31, 2001, there were 398,220 shares of common stock available for future purchase.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value disclosures

The Company applies the provisions of APB 25 and related interpretations in accounting for employee stock-based compensation arrangements. For the years ended December 31, 2001, 2000 and 1999 had compensation cost been determined pursuant to SFAS No. 123, the Company’s net loss would have been as follows (in thousands, except per share data):

	Year Ended December 31,
	1999	2000	2001
Net loss:
As reported	$(18,154)	$(60,004)	$(51,948)
Pro forma	(20,893)	(94,155)	(83,243)
Net loss per share—basic and diluted:
As reported	$(1.26)	$(2.35)	$(1.77)
Pro forma	(1.44)	(3.69)	(2.84)

The Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2001	2000	1999
Expected life (years)	5	4	4
Risk free interest rate	4.39%	5.9%	5.5%
Expected volatility	90%	110%	80%
Dividend yield	—	—	—

15.    EMPLOYEE BENEFITS

Effective September 1, 1998, the Company adopted a Defined Contribution Profit Sharing Plan. This plan includes a 401(k) salary deferral plan. Employees are eligible to participate in the plan upon meeting minimum eligibility requirements. Contributions to the 401(k) are in the form of employee-salary deferrals. The plan allows the Company to make matching contributions, in amounts determined by the Company, to an employee’s deferrals and provides for additional discretionary contributions by the Company. Through December 31, 2001, the Company had not made any matching or additional discretionary contributions under the plan.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Employee related	Exit costs	Deferred stock-based compensation	Total
Restructuring accrual (in thousands)
Restructuring accrual	$1,629	$707	$940	$3,276
Cash payments	(1,376)	(707)	—	(2,083)
Non-cash disposals	—	—	(940)	(940)

Accrual at December 31, 2001	$253	$—	$—	$253

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

17.    REPORTABLE SEGMENTS

Since the acquisition of ATA in July 2000, the Company has managed its business in two reportable segments: the Internet banking division and the lending division. The results of operations from these reportable segments were as follows for the years ended December 31, 2001 and 2000 (in thousands):

	Internet banking division(1)	Lending division(2)	Corporate and Other(3)	Total
Year ended December 31, 2001:
Revenue	$79,045	$15,590	$—	$94,635
Gross profit	34,793	4,465	—	39,258
Loss from operations	(13,391)	(1,551)	(39,005)	(53,947)
Year ended December 31, 2000:
Revenue	$48,040	$6,388	$—	$54,428
Gross profit	20,477	670	—	21,147
Loss from operations	(30,457)	(1,989)	(28,783)	(61,229)
Total assets at December 31, 2001	$148,153	$88,475	—	$236,628
Total assets at December 31, 2000	$173,253	$108,973	—	$282,226

(1)	Loss from operations includes amortization of deferred stock-based compensation of $3,800 and $4,762 for the years ended December 31, 2001 and 2000, respectively.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years indicated (in thousands, except per share data):

	Year Ended December 31,
	2001	2000	1999
Net loss attributable to common stockholders before cumulative effect of accounting change	$(51,948)	$(57,489)	$(18,154)
Cumulative effect of change in accounting method	—	(2,515)	—

Net loss attributable to common stockholders	$(51,948)	$(60,004)	$(18,154)

Weighted average shares	29,301	25,724	14,710
Weighted average unvested common shares subject to repurchase	—	(190)	(321)

Denominator for basic and diluted calculation	29,301	25,534	14,389

Net loss per share:
Basic and diluted before cumulate effect of change in accounting method	$(1.77)	$(2.25)	$(1.26)
Per share cumulative effect of change in accounting method	—	(0.10)	—

Basic and diluted	$(1.77)	$(2.35)	$(1.26)

The following table sets forth common stock equivalents that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated (in thousands):

	Year Ended December 31,
	2001	2000	1999
Weighted average effect of common stock equivalents:
Redeemable convertible preferred stock	—	—	3,827
Warrants	—	48	65
Unvested common shares subject to repurchase	—	190	321
Employee stock options	1,092	2,847	2,448

	1,092	3,085	6,661

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table presents summarized quarterly financial data for the years ended December 31, 2001 and 2000 (in thousands, except per share data).

	Quarter Ended
2001	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$20,416	$22,686	$24,524	$27,009

Gross profit	6,786	9,461	10,697	12,314

Net loss	$(20,026)	$(13,283)	$(9,938)	$(8,701)
Basic and diluted net loss per share	$(0.69)	$(0.45)	$(0.34)	$(0.29)
Shares used to compute basic and diluted net loss per share	28,924	29,276	29,429	29,565

	Quarter Ended
2000	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$8,732	$11,125	$16,395	$18,176

Gross profit	3,577	5,092	6,546	5,932

Net loss before cumulative effect of change in accounting method	$(20,907)	$(5,782)	$(14,253)	$(16,547)
Basic and diluted net loss before cumulative effect of change in accounting method per share	$(0.92)	$(0.25)	$(0.53)	$(0.58)
Net loss	$(23,422)	$(5,782)	$(14,253)	$(16,547)
Basic and diluted net loss per share	$(1.03)	$(0.25)	$(0.53)	$(0.58)
Shares used to compute basic and diluted net loss per share	22,803	23,418	27,079	28,765

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

	Effect of Change for Year 2000
Quarter	Net loss	Net loss per share
First Quarter	$(511)	$(0.02)
Second Quarter	(388)	(0.02)
Third Quarter	(169)	(0.01)
Fourth Quarter	(491)	(0.02)

Full Year	$(1,559)	$(0.06)

20.    SUBSEQUENT EVENTS

On January 28, 2002, the Company completed the acquisition of Virtual Financial Services, Inc. (“ViFi”), pursuant to an Agreement and Plan of Merger, dated as of January 3, 2002. ViFi was a privately-owned company based in Indianapolis, Indiana that provided retail and commercial Internet banking, electronic bill payment, cash

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management services, credit and debit card processing, online brokerage, document management, web site design, target marketing and aggregation services via PC-based or wireless access. As a result of the merger, all the outstanding shares of ViFi were converted into an aggregate of $3,750,000 in cash, $3,750,000 in promissory notes, and 1,901,907 shares of the Company’s common stock. In addition, the Company assumed options to acquire ViFi stock that, as a result of the merger, converted into options to purchase an aggregate of 111,978 shares of the Company’s common stock.

In January 2002, the Company announced a restructuring and cost reduction program. During 2002, the Company plans to restructure certain operations by geographically consolidating certain business functions. Although this consolidation is expected to reduce costs by eliminating additional redundant costs that resulted from our acquisitions, the cost savings is not expected to begin to occur until late in 2002. The Company expects to record an estimated restructuring charge of approximately $2.0 million to $2.3 million in the first quarter of 2002.

21.    SUBSEQUENT EVENT (Unaudited)

The Company is party to a lawsuit filed by Funds Express Financial Network, Inc. on March 4, 2002, in the United States District Court for the Western District of Texas, Austin Division. The plaintiff is a competing provider of Internet banking services to financial institutions. The plaintiff has asserted claims of trade secret misappropriation, conversion, tortuous interference with contract, copyright infringement, and unfair competition. The claims are based on allegations that the Company conspired with ex-employees of the plaintiff to steal trade secrets and other confidential proprietary information of the plaintiff for purposes of destroying or severely damaging the plaintiff’s ability to compete with the Company. The plaintiff seeks a permanent injunction, compensatory damages of $25 million, exemplary damages of $50 million, cost and attorney’s fees.

Without the admission of liability or a waiver of any defenses, the Company has agreed to a stipulation and an order regarding a preliminary injunction in which the Company is enjoined from:

•	Accessing, using or disclosing the plaintiff’s trade secrets or confidential information;

•	Infringing any of the plaintiff’s copyrights; and

•
Retaining any of the plaintiff’s trade secrets, confidential information or copyrighted works, or using the plaintiff’s intellectual property to sell the Company’s products or services to financial institutions.

The Company also agreed to certain other stipulations, including the removal of any access to the plaintiff’s intellectual property, the return of such materials to the plaintiff and an accounting of the location of the plaintiff’s intellectual property destroyed or returned. By agreeing to such stipulations, the Company has not admitted to any actual or potential liability nor has the Company waived any of the Company’s defenses. The Company disputes the plaintiff’s claims and intends to defend this lawsuit vigorously.

The outcome of any litigation is inherently uncertain and even a favorable resolution of this lawsuit could result in distraction of the Company’s management resources and significant litigation costs.

DIGITAL INSIGHT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance at End of Year
Allowance for doubtful accounts
December 31, 2001	$221	$461	$(164)	$518
December 31, 2000	86	144	(9)	221
December 31, 1999	19	67	—	86

Valuation allowance for deferred tax assets
December 31, 2001	$27,229	$5,696	—	$32,925
December 31, 2000	10,153	17,076	—	27,229
December 31, 1999	4,601	5,552	—	10,153

EXHIBIT INDEX

Exhibit Number	Description

23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants