Form 10-K
period 2002-12-31
DIGITAL INSIGHT CORP
filed 2003-03-19
CIK 1037275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES  ☒    NO  ☐

As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant’s common stock of $16.45 per share as reported on the Nasdaq National Market System, was approximately $339.6 million. As of December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant’s common stock of $8.69 per share as reported by the Nasdaq National Market System, was approximately $133.1 million. The shares of common stock held by each officer and director and by each person known to the registrant who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December 31, 2002, the registrant had 32,435,156 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2003 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from any forward-looking statement. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors” in Item 1 of Part I.

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

ii

PART I

ITEM 1.     BUSINESS

Overview

We are the leading provider of outsourced online banking services to banks, credit unions and savings and loan associations, based on the number of financial institutions and Internet banking end users we serve. We offer cost-effective outsourced solutions, primarily to financial institutions with under $10 billion in assets, including online banking for their retail customers, online cash management for business customers, online lending decisioning across multiple channels for consumer loans, and other complementary products and services, such as electronic bill payment and bill presentment, portal web site technology, wireless capability, marketing products and services, and web site development and maintenance. As of December 31, 2002, we had contracted with 1,620 financial institutions that serve approximately 33.4 million potential Internet banking end users. As of December 31, 2002, approximately 3.6 million end users were actively using our Internet banking applications and approximately 26,000 business end users were actively using our cash management solution.

We provide comprehensive Internet applications that can be installed rapidly and cost-effectively with a look and feel that preserves the financial institution’s unique brand identity. Our applications are designed to be readily expandable, or scalable, as the number of end users grows. Our applications also offer high levels of security, up-time availability and system redundancy. We have established strategic partnerships with leading data processing vendors to ensure that financial institutions can leverage their investments in existing data processing systems by fully integrating them with our Internet applications.

We were originally formed as a Minnesota limited liability company in 1996 and converted to a Delaware corporation in 1997.

We file annual, quarterly and current reports, proxy statements, and other documents with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, or the Exchange Act. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements, and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov.

We also make available free of charge on or through our Internet website at http://www.digitalinsight.com our annual, quarterly, and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC.

Industry Background

Consumers, businesses and financial institutions are increasingly recognizing that the Internet is a powerful and efficient medium for the delivery of financial services, including Internet banking, bill payment and bill presentment, online lending and other services for individuals, and cash management and other services for the business customers of financial institutions. Consumers and small businesses increasingly bank online because of its 24 hours a day, 7 days a week convenience and the ability to perform a wide range of transactions from any personal computer or Internet-enabled device. Jupiter Media Matrix, a technology research and advisory firm, estimates that 25.3 million U.S. households were banking online in 2002 according to its report published in October 2002, and that the number of U.S. households banking online will increase to 54.6 million by 2007.

In addition, a growing body of industry research, including recent reports from Forrester, Celent and Meridian, have demonstrated that Internet banking and online bill payment end users are more profitable to serve because online users:

•	generate significantly higher revenues than offline customers, primarily because online customers use more banking products and services and maintain higher account balances than offline customers;

•	cost less to serve because online users tend to utilize more self-service functions and therefore interact with the more costly retail branch and call center service channels less frequently than offline customers; and

•	result in far lower attrition than offline customers.

Recent research published by Bank of America highlighted that end users of the bank’s online bill payment service experienced attrition that was 80% lower than offline customers, and were 31% more profitable than offline customers within three years.

The Internet offers financial institutions a cost-effective service delivery channel from which to market a broad portfolio of products and services in an effort to strengthen and secure customer relationships and generate higher revenues. The Internet channel also enables financial institutions to expand their addressable markets and maintain service availability 24 hours a day, 7 days a week. Financial institutions are increasingly offering Internet-based banking services to address end user demand, generate additional revenue opportunities, reduce the cost of delivering their products and services and improve customer service.

The largest U.S. financial institutions generally develop and maintain an internally hosted solution for the delivery of online financial services such as Internet banking. By contrast, we believe that the majority of the approximately 19,500 credit unions, banks, and savings and loans in the U.S. with assets of less than $10 billion, which collectively manage approximately $2.3 trillion in deposits or 42% of total U.S. customer deposits, prefer to outsource the development and maintenance of their online banking initiatives to a technology services provider. Like their larger counterparts, these community and regional financial institutions increasingly seek to provide Internet-based services, but frequently lack the capital, expertise, or information technology resources to develop an Internet banking system, develop an interface to its data processing system, and maintain security systems, processes and technology.

In order to remain competitive and to manage costs, financial institutions are seeking outsourced Internet-based banking applications. The application must be rapidly and cost-effectively implemented, interface seamlessly with the financial institution’s data processing vendor or vendors, preserve and extend the financial institution’s own brand and provide suitable features to end users. An Internet-based application must also be reliable, secure and scalable. Finally, the application should provide a platform for expanded services such as online cash management, online lending, bill presentment, check imaging, funds transfer, and online statements.

Digital Insight

We provide a comprehensive portfolio of cost-effective online financial solutions to financial institutions over the Internet from facilities hosted by us. We generate recurring revenue from financial institutions based upon the number of end users and user transaction volume, as well as fees for hosting, developing and maintaining customer web sites. Our products include separate function-rich Internet banking applications for financial institutions’ retail and business banking customers. AXIS™ Consumer Solutions, serving retail customers, include: account management, account transfers and interfaces to personal financial management software, bill payment and bill presentment, stock quotes, check imaging, online statements and other expanded services. AXIS Business Solutions, serving business banking customers, include similar features to our retail product, as well as payroll/direct deposits, wire and inter-account fund transfers, account reconciliation and other services. Our AXIS Lender Solutions provide a selection of automated lending products, including an Internet-based, real time loan decisioning product, multi-channel automated underwriting services and a 24 hours a day,

7 days a week contact center staffed with qualified loan officers. Supporting products and services include portal web site technology, wireless capability, advanced target marketing, and web site development and maintenance. Financial information regarding our business segments is contained in our financial statements.

We offer the following benefits to financial institutions:

•	Comprehensive and Customizable Solutions. We offer turnkey, subscription-based solutions with all critical applications hosted on our system, including application and web site hosting, reporting tools and customized online account presentations. Our online banking applications can be configured to offer financial institutions and end users a variety of standard and optional features. Our web site design and implementation services also enable financial institutions to establish Internet banking services with a look and feel that preserves their unique brand identity.

•	Rapid and Affordable Implementation. Our subscription-based applications can be rapidly implemented, and represent an affordable alternative to internally developed Internet banking applications for financial institutions. Average implementation times for our Internet banking applications range from three to four months, depending on the availability of an existing interface with a financial institution’s data processing vendor and the financial institution’s schedule.

•	Reliable, Secure, and Scalable Service. Our service is highly reliable. Our systems incorporate sophisticated data encryption techniques, a series of firewalls between the Internet and financial institutions, and several layers of security technology in order to guard against unauthorized access to our network. In addition, our systems can scale rapidly to accommodate increased numbers of end users. A financial institution can take advantage of our data center and the server infrastructure of its data processing vendor to scale to meet demand, without building its own separate server infrastructure.

•	Real Time and Batch Online Architecture. Our architecture allows either real time or batch communication with financial institutions’ core data processing systems. Our ability to offer both real time and batch processing capabilities allows us to connect, or interface, with whatever type of system the financial institution employs. Real time data processing allows transactions conducted on the web site to be immediately reflected on the host system, and allows transactions conducted at the financial institution to be immediately reflected on the web site. Batch processing systems transfer transaction data between the Internet banking data center and the financial institution’s host system on a daily or periodic basis.

•	Extensive Data Processing Vendor Relationships. We provide direct connections, or interfaces, to multiple vendors of core banking software and data processing services to financial institutions. As of December 31, 2002, we have developed interfaces to most of the major data processing vendors representing nearly 75% of the major core processing systems serving our addressable market of financial institutions. We continue to develop, improve and expand interfaces to processing systems. By working directly with these vendors, we can quickly and cost-effectively connect our systems to theirs to enable our mutual customers to receive our services. Once installed, these interfaces allow relatively more rapid implementation of new customers to the same core processing system. Our interfaces also allow for tight integration with other functions supported by the data processing vendor, such as loan origination, online statements and check imaging. We believe that the number of data processing vendor interfaces we have developed provides us with a unique and significant competitive advantage.

•	Platform for Value-Added Services. We enable financial institutions to expand their Internet presence beyond their core banking functions by providing additional value-added products and services to their customers. These services include bill payment, bill presentment, check imaging, account aggregation, consulting services and training seminars. Our applications are also capable of gathering relevant end user account activity information and usage profiles, enabling financial institutions to market timely and appropriate services to target customers, thereby creating additional revenue opportunities. We believe that these additional product and service offerings will allow financial institutions to derive additional revenue from existing and new end users.

The Digital Insight Strategy

Our objective is to further enhance our position as the leading provider of online solutions to financial institutions as well as to provide these institutions with a competitive platform that will permit them to recognize additional revenue-producing opportunities, enhance long-term cost-efficiencies and improve customer service. To achieve this objective, we intend to:

•	Increase the Number of Our Financial Institution Customers. Currently, there are approximately 19,500 credit unions, banks and savings and loans in the U.S. with assets of less than $10 billion. We intend to leverage our leading market position to further penetrate the substantial market for online banking applications. As of December 31, 2002, we had contracts with 1,620 financial institutions throughout the U.S. We intend to attract financial institutions through one or more of our three core product offerings, namely AXIS Consumer Solutions, AXIS Business Solutions and AXIS Lender Solutions. Our addressable market for new customers is made up of two segments: Financial institutions that have yet to offer online banking services but wish to do so, and those that offer online banking services and wish to change their outsource providers. We intend to target both segments of the market to increase our market share.

•	Retain Existing Customers by Managing Customer Turnover. A portion of our client base is subject to contract renewals each year. We intend to maximize client retention through a dedicated client retention management team, aggressive utilization of sales resources, strategic approach to account management of key accounts, early and proactive approach to contract renewals and other management tools.

•	Pursue Cross-Selling Opportunities. We currently enable financial institutions to offer Internet banking applications and automated lending capabilities to their retail and business banking end users. For those financial institutions that use these capabilities, we believe that we have a significant opportunity to sell them additional offerings as their needs evolve and their customer base grows. We intend to cross-sell additional products and services to our current customers.

•	Increase End User Penetration. As of December 31, 2002, our financial institutions with live client sites had approximately 31.9 million potential end users with an overall active end user penetration of 11.2%. We work with financial institutions to expand the number of end users of our Internet banking and business banking applications through marketing assistance programs and sharing best practices. We intend to continue to train the staff of financial institutions in marketing and promoting online banking services using the information and skills we have gained through our experience in online banking.

•	Increase the Number of Our Interfaces to Core Data Processing Systems. We intend to increase the number of our interfaces to core data processing systems to allow our applications to interface with more financial institutions. We currently interface with most of the major vendors providing services to the major financial institutions in our addressable market and our goal is to continually increase this coverage. A group of our engineers is dedicated to developing interfaces to new data processing vendors. We are currently developing interfaces to additional systems and additional functionality to existing systems.

•	Pursue Strategic Merger and Acquisition Opportunities. We intend to continue to pursue opportunities to acquire businesses that can provide us with revenue growth through the addition of financial institution customers, complementary technologies or services or other benefits.

•	Broaden Product and Service Offerings. We plan to continue to offer new and enhanced products and services to provide our customers with a comprehensive platform to market and distribute a broad range of financial products over the Internet. We intend to enhance the capabilities, or functionality, of our applications to further drive end user adoption and enable our customers to offer a broad portfolio of products to better compete against larger financial institutions.

Products and Services

Our products allow a financial institution to create a customized online banking presence using an array of standard and optional features. We complement our primary banking and lender applications with additional tools, such as target marketing, check imaging, wireless capability, online statements and portal web sites, and with implementation and web site services.

AXIS Consumer Solutions

Our AXIS Internet Banking application is the foundation of our AXIS Consumer Solutions product group. AXIS Internet Banking is an Internet-based system through which financial institutions are able to provide Internet banking to their retail customers. Standard features of this application include:

•	Account Information. End users can view balance information and transaction history for deposit accounts, such as checking and savings, and loan accounts, such as consumer, credit card, automobile and mortgage loans.

•	Funds Transfer. End users can transfer funds among accounts, including making loan payments.

•	Interfaces with Personal Financial Management Software. End users can download their account information into Quicken and Microsoft Money through our personal financial management software, developed and tested to be compatible with these manufacturers’ licensed software packages.

In addition to these standard features, financial institutions can also choose to include the following Internet banking optional features:

•	Bill Payment/Bill Presentment. End users can pay bills electronically 24 hours a day, 7 days a week. End users can schedule one-time or recurring payments, and can view payment history at their convenience. With bill presentment, end users can receive and store electronic bills.

•	Online Applications. End users can submit electronic loan, credit card or other applications safely and securely to their financial institution.

•	Online Services and Additional Features. End users can track stock prices, calculate portfolio values, order U.S. Savings Bonds, request check images, and order checks.

•	Online Statements. End users can receive online account statements through AXIS Internet Banking. Online statement capabilities help financial institutions reduce operating expenses associated with paper statements while enhancing their customers’ experience with online banking. End users are able to access their statements more quickly than with paper statements delivered through traditional methods.

•	Wireless Banking. Through our wireless banking technology, end users can access their account information through a variety of wireless devices, including cellular phones, personal digital assistants and other devices. This service offers two-way messaging, instant notifications and technology that will allow viewer customization.

Our AXIS Consumer Solutions product group is also comprised of the following additional products:

•	AXIS Advanced Target Marketing. This product is designed to help make a financial institution’s web site a cost-effective sales tool. AXIS Advanced Target Marketing allows financial institutions to individually target online users and present them with opportunities to purchase additional banking products and services. AXIS Advanced Target Marketing enhances and expands the marketing capabilities of our AXIS Internet Banking clients, and includes online survey capabilities, banner creation and launch functionality.

•	AXIS eCommerce. This product allows financial institutions to provide a portal through which they can offer a wide array of products and information in a convenient, secure Internet environment, fully integrated with the financial institution’s own products and content. Among the integrated financial services offered through AXIS eCommerce are discount brokerage services, auto researching and buying, travel services, insurance, credit reports, consumer tax services and IRA servicing.

•	AXIS Management Console. This product provides financial institutions with a set of tools to actively manage their AXIS Internet Banking products. A financial institution can remotely manage its web site, generate reports on daily activities and keep transaction logs and activity records for site events. A financial institution can also use this product to configure the target marketing module for specific promotions.

•	Web Services. For financial institutions without an existing web site, our team of experts develops a fully interactive site with value-added financial services such as application forms, financial calculators and links to other web sites. For financial institutions with an existing web site, our implementation services are focused on integrating the Internet banking and/or business banking application into that site. In both instances, financial institutions can elect to have us host and maintain their web site.

AXIS Business Solutions

Our AXIS Cash Management application provides the framework for our AXIS Business Solutions products. AXIS Cash Management offers a full range of online business banking services, which financial institutions can offer to their business customers. We recently introduced an upgraded version of this application that includes more robust standard features such as:

•	Administration platform. Businesses can control access to business banking and account features in order to provide financial and audit controls for their staff.

•	Account information. Businesses can view account balances and transaction history, and reconcile accounts instantly.

•	Funds transfer. Businesses can actively manage their accounts, setting up future-dated transfers and automatic transfers of available balances among accounts. Businesses can better manage treasury and payroll funding activities through real time access to their accounts.

•	Stop payment placement. Businesses can place stop payment orders on checks.

•	File export. Businesses can export their account information into a computer file or into business financial management and accounting software.

Our AXIS Business Solutions group is also comprised of the following:

•	Bill payment. Businesses can pay bills electronically 24 hours a day, 7 days a week. Businesses can schedule one-time or recurring payments and can view payment history at their convenience.

•	Automated Clearing House services. Businesses can initiate electronic payments, including business-to-business payments, payroll and other direct deposit disbursements.

•	Wire transfers. Businesses can originate wire transfers of funds to accounts with other financial institutions or trade partners.

•	Online services and additional features. Businesses can complete predefined online forms, request photocopies, order checks, and track portfolios.

AXIS Lender Solutions

Our AXIS Lender Solutions enable financial institutions to provide a selection of automated lending products that offer rules-based underwriting on behalf of our financial institution clients, applying client-specific and client-defined rules to reach a credit decision. These products are offered through various channels to match consumer preferences, including real time loan evaluation over the Internet for consumer loans, and a 24 hours a day, 7 days a week contact center staffed with trained loan officers. Real time loan evaluation over the Internet applies rules-based underwriting to a loan application that is entered on the Internet by the applicant. The underwriting process includes the retrieval of an electronic credit report and a credit decision response to the applicant, generally in a matter of minutes. Financial institutions can contract to have the entire loan process managed through a loan officer at our contact center or have the loan officer available only for special follow-up items raised in the Internet application process. Financial institutions set qualifying parameters and can change them as often as they elect. Through AXIS Lender Solutions, we can simplify complex processes, such as tracking loan applications and delivering conditional approvals or referral decisions on behalf of financial institutions. AXIS Lender Solutions feature interfaces to major loan origination systems, online credit bureau verification, comprehensive scoring with custom guidelines, pre-qualification for home equity and consumer loans, and complete online loan decisioning for consumer loans. We also offer AXIS DeskTopLender which provides financial institutions’ loan officers with desktop decisioning through the Internet. We do not bear any of the underwriting or financial risk of these loans.

Data Centers

We currently provide our Internet banking services out of a data center located in Westlake Village, California. In addition, we operate a smaller data center in Sacramento in connection with our lending division. All of our data centers currently have disaster recovery capabilities. Our disaster recovery data center in Norcross, Georgia allows for emergency backup and disaster recovery functions in the event of system interruption or shutdown involving any one of the data centers.

Each of our data centers provides a controlled access environment with security measures ranging from alarms, video cameras, security guards, biometric access controls and a centrally monitored key card access system. Our data centers are also equipped with a self-contained power system that includes a high capacity battery backup system, providing continuous power to all production systems. In addition, diesel power generators provide backup power to each of our facilities in Westlake Village, Sacramento and Norcross in the event of an extended power outage. We plan to maintain our Norcross disaster recovery data center in a manner that will continue to provide system redundancy, fail-over and emergency backup capabilities.

Customers

Our target market is the approximately 19,500 financial institutions in the United States with assets of less than $10 billion each. As of December 31, 2002, we had contracts with 1,620 financial institutions, including 1,391 for Internet banking services, 537 for cash management services and 192 for lending services. We had approximately 3.6 million active Internet banking end users at the end of the year, up 47%, from 2.4 million at December 31, 2001. The increase in active end users includes approximately 460,000 active end users added as a result of the acquisition of Virtual Financial Services, Inc., or ViFi, in the first quarter of 2002. Our base of approximately 3.6 million active end users represents an 11.2% penetration of the 31.9 million potential end users among 1,274 live client sites at December 31, 2002. The total number of potential end users among all contracted Internet banking clients at December 31, 2002, including potential end users of clients that have yet to complete the implementation process, was approximately 33.4 million.

For the year ended December 31, 2002, no individual financial institution accounted for over 10% of our total revenues.

Third-Party Relationships

We have relationships and have developed direct connections, or system interfaces, with most of the major vendors of core data processing software and outsourced data processing services to financial institutions. These system interfaces enable us to access a financial institution’s host system to provide end users access to their account data. In addition to developing new interfaces, we are currently proceeding with initiatives to significantly enhance our numerous existing interfaces in order to deliver more robust connectivity and increase operating efficiencies. As of December 31, 2002, we have developed interfaces to most of the major systems that provide services to financial institutions, some of which are supported within joint marketing arrangements that we have in place with data processing vendors.

We recently renewed through 2006 a marketing agreement with BISYS, Inc., which began in April 1998. BISYS, which provides transaction processing and other administrative and computer processing services to banks and financial institutions, offers our products to its customer base. BISYS is entitled to retain a portion of the fees collected on implementation and monthly service.

To deliver bill payment and bill presentment services, we have relationships with major providers such as Metavante Corporation and CheckFree Services Corporation. Both Metavante and CheckFree support single, one-time payments and recurring payments via electronic payment methods, also known as Automated Clearing House transfers, as well as paper-based checks. Under either method, the payment is debited from a depositary account of the end user. Our previous agreement with Metavante expired in February 2001. Our new agreement, which has a term of four years, may be renewed for additional one-year terms following the expiration of the initial term in February 2005. Our agreement with CheckFree is renewable for additional one-year terms following the expiration of the initial term in March 2004. Our agreements require us to pay fixed, minimum and variable fees based on factors such as the number of customers, end users and bill payment transactions. The agreements also require us to pay certain minimum payments on a monthly or annual basis.

Sales and Marketing

We sell to our customers utilizing a direct sales model. As of December 31, 2002, our sales, marketing and client relations staff consisted of 75 people, who are responsible for prospecting and acquiring new accounts and cross-selling additional products to those accounts. Our sales team is generally organized by geographic regions managed by regional sales executives who manage individual sales staff assigned to their region. We also have a dedicated national sales staff who target larger institutions throughout the U.S. To supplement this sales force, we have an additional internal “add-on” sales team who target existing customers for cross-selling opportunities.

The market for outsourced online banking services is made up of financial institutions that have yet to offer online banking services but wish to do so, or “greenfield” markets; and those that offer online banking services and wish to change their outsource provider, or “conversion” markets. We target both markets through our direct sales force. We pursue conversion customers using custom conversion programs, territory analyses to prioritize larger conversion opportunities and annual sales training to set priorities with optimum sales focus on estimated total contract value to seek high-return customers.

Our typical sales cycle is approximately four to six months for new financial institution customers and approximately two months for add-on sales to existing financial institution customers. We also have a dedicated account management and sales staff to manage the client renewal process. We have a sales compensation plan that promotes client renewals. Our account managers identify customers whose contracts are subject to renewal with sufficient lead-time to allow them, our sales people and executive sponsors to manage the renewal process and maximize client retention.

Our primary marketing efforts are focused on identifying potential customers, building brand awareness among financial institutions and in marketing our services to end users through our customers. Our marketing efforts include:

•	telemarketing;

•	press relations;

•	advertising in trade magazines and newsletters;

•	direct mail, which uses product and service literature as well as reprints of news articles;

•	trade shows;

•	meetings with national and regional user groups of Internet banking services and third-party data processing vendors;

•	training financial institution staff on Internet banking usage; and

•	“Growth and Retention Programs” for existing customers, under which financial institutions partner with Digital Insight to promote higher adoption and retention of the online channel, and cross selling of additional products to online end users.

In addition, we receive marketing benefits from endorsements and promotional arrangements. We are exclusively endorsed by the American Bankers Association, or ABA, for our Internet banking product. The ABA endorsement, issued by the Corporation for American Banking, or CAB, an ABA subsidiary, was granted to us after an extensive due diligence process which included an analysis of our management, financial soundness, solution functionality, marketing capabilities and customer service standards, as well as a review of other national providers of Internet banking solutions. Our endorsement agreement requires CAB to promote our Internet banking services to all ABA members in the United States and permits us to display the “American Bankers Association-Sponsored” logo in all of our marketing materials related to Internet banking services. We provide CAB with a small percentage share of the revenues received from ABA members who have become our customers since the effective date of the endorsement agreement, subject to annual minimum payments. We renewed the endorsement agreement on May 14, 2002 for another three-year term. In addition, we have promotional arrangements with several state banking associations that promote our products to their constituents in exchange for referral fees.

Product Development

As of December 31, 2002, our product development staff consisted of 121 software developers and engineers, as well as product and project managers. Their development efforts are focused on:

•	Enhancements to Existing Products. We are continuously developing new features and functions for our retail and business banking and lending products in order to provide a broader range of functions. Additional product enhancements will provide better and more streamlined usability for both our financial institutions and their end users. We continue to upgrade existing products and platforms. For example, we are developing a new web server platform to allow more self-service customization for changes to customer web sites.

•	Introduction of New Product Lines. We are adding new products, including a live chat and secure email support function, to allow our customers to interact with their end-users over the Internet in a secure environment.

•	Interfaces with Data Processing Vendors and Other Third Parties. We are continuing to enhance and expand our interfaces to financial institutions’ core data processing systems and other third-party systems, such as online check imaging.

•	Additional Web Site Customization. We intend to offer financial institutions additional options and capabilities for customization of their web sites by creating more templates and making these templates more flexible.

•	New Internet Banking User Interface. FLEX GUI, the new user interface for our Internet banking products will include new navigation tools to allow a more simplified on-screen experience, a new layout for each section and greatly enhanced customization available for financial institutions.

•	Other Products and Services. We are working to expand our offerings to include related financial service capabilities such as enhanced account aggregation through better end user reporting and single sign-on capability; and personal financial management through tools embedded within our products which allow end users to effectively manage finances through such features as interest rate comparison and investment optimization calculators.

Our research and development expenses were $19.1 million, $23.4 million and $22.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. These expenses relate to product development and are charged to operations as incurred.

Competition

The market for online banking services is highly fragmented with many providers. In the area of online banking, we primarily compete with other companies that provide outsourced online banking services to financial institutions, including Online Resources, S1 Community & Regional eFinance Group (a subsidiary of S1 Corporation and formerly known as Q-Up), FundsXpress, Certegy and Liberty. Also, vendors such as Corillian, Financial Fusion (a subsidiary of Sybase) and S1 Corporation, who primarily target the largest financial institutions, occasionally compete with us in our market segment. In addition, several of the vendors offering data processing services to financial institutions offer their own online banking solutions, including EDS, Fiserv, Jack Henry and Metavante. Local competition for Internet banking services is provided by more than 20 smaller online service outsourcing companies located throughout the U.S.

Our primary competition for providing the business banking services that financial institutions offer their business customers are vendors of cash management systems for large corporations such as ADP, Magnet, Politzer & Haney, Fundtech and S1 Corporation. Our primary competition for providing lending solutions to financial institutions are APPRO, AI Systems and Lending Solutions, Inc.

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

We believe that we compete successfully based upon a number of factors, including:

•	our market presence with financial institutions and related scale advantages;

•	the reliability, security, speed and capacity of our systems and technical infrastructure;

•	the comprehensiveness, scalability, ease of use and service level of our products and services;

•	our ability to interface with vendors of data processing software and services, and revenue-sharing relationships with such vendors;

•	our pricing policies relative to those of our competitors;

•	the timing of introductions of new products and services by us and our competitors;

•	our financial condition, including our balance sheet, funding level and liquidity position relative to our competitors;

•	the extensive array of products we offer; and

•	our ability to support unique customer requirements.

We believe these factors will help enhance our competitive position, grow our market share and maintain our customer base.

Government Regulation

The financial services industry is subject to extensive and complex federal and state regulation. Our current and prospective customers, which consist of financial institutions such as commercial banks, savings and loans associations, credit unions and savings banks, operate in markets that are also subject to rigorous regulatory oversight and supervision. Financial institutions must ensure that our services and related products work within the extensive and evolving regulatory requirements applicable to them. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design and the classification of the financial institution. Our financial services customers must assess and determine what is required of them under these regulations and are responsible for ensuring that our system and the design of their web sites conform to their regulatory needs. In general, we do not make representations to financial institutions regarding applicable regulatory requirements, and rely on each financial institution to identify its regulatory issues and to adequately specify appropriate responses. It is not possible to predict the impact that any of these regulations could have on our business.

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

Proprietary Rights

Although we believe that our success is more dependent upon our technical expertise than our proprietary rights, our future success and ability to compete are dependent in part upon our proprietary technology. In 2002, the “Digital Insight” mark was approved as a registered trademark by the Patent and Trademark Office. None of our technology is currently patented. Instead, we rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. Some of our competitors have patents or pending applications to obtain patents on their technology. Due to the nature of the technology associated with our products and services, we do not believe that our ability to compete currently depends to any significant extent on whether or not our technology is patented or patentable. We enter into confidentiality agreements with our employees, consultants, resellers and customers. We also limit access to and distribution of our source code, and further limit the disclosure and use of other proprietary information.

Employees

As of December 31, 2002, we had a total of 647 employees, including 23 part-time employees. None of our work force is currently unionized. We have not experienced any work stoppages and consider our relations with our employees to be good.

Risk Factors

You should carefully consider the following risk factors in your evaluation of us. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Prior to the third quarter of 2002, we had a history of net losses; we have achieved GAAP profitability for only one quarter, and we cannot assure you that we will be profitable in future periods.

Although our revenues have increased in every quarter since 1996, and we achieved profitability under generally accepted accounting principles, or GAAP, in the third quarter of 2002, we cannot be certain that we can be profitable in future periods. We incurred net losses of $18.2 million in the year ended December 31, 1999, $60.0 million in the year ended December 31, 2000, $51.9 million for the year ended December 31, 2001 and $37.9 million for the year ended December 31, 2002. As of December 31, 2002, we had an accumulated deficit of $177.0 million. Although we believe we have achieved economies of scale, if our revenue growth does not significantly outpace the increase in our expenses, we may not be profitable in future periods or avoid future losses.

The expected fluctuations of our operating results could cause our stock price to fluctuate.

Our operating results may fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We base our operating expenses on anticipated revenue growth and our operating expenses are relatively fixed in the short term. Our revenue model is based largely on recurring revenues derived from actual end user counts. The number of our total end users is affected by many factors, many of which are beyond our control, including the number of new user registrations, end user turnover, loss of customers, and general consumer trends. We may expend funds and management resources to increase end user penetration and still fail to achieve the targeted end user growth. Accordingly, our results of operations for a particular period may be adversely affected if the revenues based on the number of end users forecasted for that period are less than expected. As a result, if our revenues are lower than we expect in some future period, our operating results may be below the expectations of market analysts or investors. If this occurs, the price of our common stock would likely decrease.

Our operating results may also fluctuate in the future due to a variety of other factors, including:

•	the overall level of demand for Internet banking services by consumers and businesses and the demand for our products, product enhancements and services in particular;

•	loss of significant customers due to non-renewals of the service contracts, acquisition of the customers by other financial institutions, insolvencies of the customer and other reasons;

•	actions taken by our competitors, including the introduction of new products or changes in their pricing models;

•	spending patterns and budgetary resources of financial institutions and their end user customers;

•	technical difficulties, system downtime, system failures or reductions in service levels;

•	the timing of upgrades to our computer hardware infrastructure;

•	increases in operating costs beyond anticipated levels;

•	a negative outcome in any significant legal proceeding or prolonged litigation;

•	the timing of customer product implementations or our failure to timely complete scheduled product implementations;

•	governmental actions affecting Internet operations or content; and

•	general economic trends and the impact of external factor or events, such as war or acts of terrorism.

If we fail to manage our growth, our results of operations and reputation could be harmed.

The growth in our operations presents many challenges. For example, the number of our customers increased from approximately 467 as of December 31, 1999 to 1,620 as of December 31, 2002 and the number of our employees increased from 161 to 647 over the same time period. Moreover, we plan to continue to hire more employees this year. This resulting growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business. If we are unable to do so effectively, our business and results of operations would be harmed.

We currently rely on one data center to provide our Internet banking services; any failure in our disaster recovery or emergency fail-over procedures could cause interruption in our system and loss of customers.

Most of our communications and network equipment related to our Internet banking operation is currently located in our main data center in Westlake Village, California out of which we provide our Internet banking services. We also maintain a back-up data center in Norcross, Georgia. We maintain these two data centers in a manner that will continue to provide system redundancy, fail-over from the Westlake facility to the Norcross facility and emergency backup capabilities. While the architecture of the two systems was largely integrated by early 2001, the process of failing over to a recovery site currently involves some manual intervention, and there is some attendant delay and loss of use of non-key features and functionality. We cannot assure you that these data centers will continue to provide full system redundancy, fail-over and disaster recovery capabilities as expected. In addition, we may experience problems during the recovery or fail-over process that could cause system failures and decreased levels of service. Although we perform testing on a periodic basis to ensure that recovery mechanisms perform as planned, unexpected failure of any of these mechanisms may prevent a successful recovery.

A natural disaster, such as a fire, an earthquake or a flood, at either of our facilities could result in failures or interruptions in providing our Internet banking products and services to our customers. Furthermore, our Westlake Village facility may be subject to rolling blackouts if the California energy crisis returns. Although we maintain and regularly test an uninterruptible power supply system for our critical systems, consisting of a back-up battery and a diesel generator, there is no assurance that this system will function properly, or at all, in case of a power loss. In addition to a potential loss of power, our systems are vulnerable to operational failures, telecommunications failure and similar events. For example, in July 2000, logical corruption to our system in one of our data centers caused an intermittent outage of approximately 48 hours while the problem was corrected. We have contracted to provide a certain level of service to our customers and, consequently, a failure or interruption of our system has in the past caused, and in the future could cause, us to refund fees to some of our customers to compensate for decreased levels of service. Even with our disaster recovery plan and the integration of our two facilities, we could experience a failure or interruption in our systems, which could lead to loss of data or the inability to provide services to our customers.

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

Moreover, financial institutions generally agree to use our products and services pursuant to contracts with durations that range from one to five years. Upon expiration, these contracts may be discontinued and we may lose customers as a result. Unless our Internet banking products and services are successfully deployed and marketed by a significant number of financial institutions and achieve widespread market acceptance by their end user customers for a significant period of time, we will not be able to achieve our business objectives and increase our revenues.

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

The market for Internet banking services is highly competitive and fragmented with many providers. We may not be able to compete successfully against our current or future competitors and, accordingly, we cannot be certain that we will be able to expand the number of our customers and end users, retain our current customers or third-party service providers or maintain our current pricing levels for our products and services. In particular, as we negotiate the renewal of long-term service contracts with current customers, we may be subject to competitive pressures and other factors which may require concessions on pricing and other material contract terms to induce the customer to remain with us.

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

The market for Internet banking services is still relatively new and unproven and is subject to rapid change. Our success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing financial institution and end user requirements and incorporate technological advancements. If we are unable to develop new products and enhanced functionalities or technologies to adapt to these changes or if we cannot offset a decline in revenues of existing products by sales of new products, our business would suffer. In addition, our product development process involves a number of risks. Developing technologically advanced products is a complex and uncertain process requiring innovation as well as the accurate anticipation of technology and market trends. We budget our research and development expenditures based on planned product introductions and enhancements. If we fail to timely and cost-effectively develop new products that respond to new technologies and the needs of the Internet banking services market, we will lose revenue and our business will suffer.

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

The market price of our common stock has fluctuated significantly in the past and in the future could fluctuate in response to the following particular factors:

•	actual or anticipated variations in operating results;

•	announcements by us or our competitors of new products, significant contracts, acquisitions or relationships;

•	additions or departures of key personnel;

•	changes in estimates or ratings of securities analysts;

•	future equity or debt offerings or acquisitions or our announcements of these transactions; and

•	economic well-being of financial institutions.

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

Federal, state or foreign authorities could also adopt laws, rules or regulations relating to the financial services industry that affect our business, such as requiring us or our customers to comply with data, record keeping and processing and other requirements. It is possible that laws and regulations may be enacted or modified with respect to the Internet, covering issues such as end user privacy, pricing, content, characteristics, taxation and quality of services and products. If enacted or deemed applicable to us, these laws, rules or regulations could be imposed on our activities or our business, thereby rendering our business or operations more costly, burdensome, less efficient or impossible and requiring us to modify our current or future products or services.

Our limited ability to protect our proprietary technology may adversely affect our ability to compete.

Our future success and ability to compete depend upon our proprietary technology. None of our technology is currently patented. Instead, we rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers. We also limit access to and distribution of our source code, and further limit the disclosure and use of other proprietary information. We cannot assure that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Monitoring unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be xpected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

We may be found to infringe proprietary rights of others, which could harm our business.

We are subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. Third parties may assert infringement claims in the future with respect to our current or future products. Any assertion of such claims, regardless of its merit, could require us to pay damages or settlement amounts and could require us to develop non-infringing technology or pay for a license for the technology that is the subject of the asserted infringement. Any litigation or potential litigation could result in product delays, increased costs, or both. In addition, the cost of litigation and the resulting distraction of our management resources could adversely affect our operating results. We also cannot assure that any licenses for technology necessary for our business will be available or that, if available, these licenses can be obtained on commercially reasonable terms.

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

War, terrorism and the possibility of further acts of violence may have a material adverse effect on our financial results.

War, the threat of war, terrorist attacks, such as the attacks that occurred on September 11, 2001, the response by the United States and further acts of violence may affect the market in which our common stock will trade, the markets in which we operate, and our operations and profitability. For example, prospective customers may delay or cancel technology purchase commitments, such as Internet banking, or shift their focus away from our products to security related technology in response to the terrorist attacks. The potential near-term and long-term effect of these events on our business, the market for our common stock and the national economy is uncertain and we may not be able to foresee events that could have an adverse material effect on our business or the trading price of our common stock.

Our past and potential future acquisitions involve risks.

We may acquire complementary technologies or businesses in the future. Due to consolidation trends within the Internet banking services industry, our failure to successfully implement a long-term acquisition strategy could damage our competitive position. We closed our acquisitions of nFront Inc. on February 10, 2000; 1View Network Corporation, or 1View, on June 21, 2000; AnyTime Access, Inc., or ATA, on July 31, 2000; and ViFi on January 28, 2002. Future acquisitions may involve large one-time write-offs, including goodwill impairment charges, and amortization expenses related to intangible assets. In this regard, any of these factors could adversely affect our operating results or stock price. Acquisitions involve numerous risks, including, but not limited to:

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

Provisions of our charter and bylaws may make it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire control of us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•	division of the board of directors into three separate classes;

•	elimination of cumulative voting in the election of directors;

•	prohibitions on our stockholders from acting by written consent and calling special meetings;

•	procedures for advance notification of stockholder nominations and proposals; and

•	the ability of the board of directors to alter key provisions of our bylaws without stockholder approval.

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

ITEM 2.     PROPERTIES

Our principal offices currently occupy approximately 46,000 square feet in Calabasas, California, pursuant to a lease that expires May 31, 2003. We are currently evaluating our options to renew this lease or relocate to a different facility. We also occupy an aggregate of approximately 139,800 square feet of office space in Westlake Village and Sacramento, California and Athens and Norcross, Georgia. Our lending division is based in our Sacramento facility. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.     LEGAL PROCEEDINGS

In Re Digital Insight Corporation Initial Public Offering Securities Litigation

On December 6, 2001, we and three of our current and former officers and directors as well as most of the managing underwriters in our previous public offerings were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231 and consolidated with numerous other lawsuits similar to our lawsuit. The claims are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. The individual defendants have been dismissed from the lawsuit without prejudice. We dispute these claims and intend to defend this lawsuit vigorously. The litigation is still in the preliminary stages and an unfavorable outcome is not currently probable or reasonably estimable. However, the outcome of any litigation is inherently uncertain and an unfavorable outcome could have a material adverse effect on our consolidated results of operations and cash flows in future periods.

FundsXpress Financial Network, Inc. Litigation

In March 2002, FundsXpress Financial Network, Inc., or FundsXpress, initiated a lawsuit against us in the United States District Court in Austin, Texas. The lawsuit alleged, among other claims, misappropriation of trade secrets and copyright infringement, and named certain members of senior management as defendants in their individual capacities.

In part, because of the alleged involvement of senior management, our board of directors formed a special litigation committee, hired independent counsel, and initiated an internal investigation of the FundsXpress claims. The special litigation committee consisted of directors James McGuire and Robert North, and the Winthrop & Weinstine law firm was engaged as independent counsel. Independent counsel, in addition to conducting an internal investigation, also advised the board on related issues which included the acceptability of the terms of any proposed settlement, and proper discharge of duties to the stockholders by the board of directors.

On March 5, 2003 and subsequent to our year-end, the parties to the FundsXpress litigation agreed to a full and complete settlement. Based in part upon the advice of independent counsel, the Board of Directors approved the settlement proposal and authorized management to finalize the settlement. While continuing to vigorously dispute the validity of the FundsXpress claims and damages, the Board and management determined that it was in the best interests of the company to avoid the expense and uncertainties involved in all litigation and forego continued distractions of management. In connection with the settlement, we recorded a charge of $6.9 million in the fourth quarter of 2002, net of probable insurance recoveries.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)    Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “DGIN.” Our common stock began trading on the Nasdaq National Market on October 1, 1999. The following table sets forth the range of high and low closing sale prices reported on the Nasdaq National Market for our common stock for the periods indicated.

	Common Stock Price
	High	Low
2001
First Quarter	$22.13	$9.70
Second Quarter	22.10	7.52
Third Quarter	21.15	11.05
Fourth Quarter	23.76	9.95

2002
First Quarter	$28.30	$18.35
Second Quarter	27.90	11.67
Third Quarter	19.45	11.97
Fourth Quarter	16.15	7.60

(b)	Holders

As of December 31, 2002, there were 241 holders of record of our common stock.

(c)	Dividends

We have never paid dividends on our common stock, and we anticipate that, in the foreseeable future, we will continue to retain any earnings for use in the operations of our business.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data included in this table is derived from our consolidated financial statements for the years presented, which have been audited, and reflect our merger with nFront in February 2000. The merger was accounted for as a pooling of interests. nFront’s historical year end was June 30, and accordingly, the consolidated financial statements as of and for the year ended December 31, 1999 have been restated to present on a conformed-period basis. As permitted by Accounting Principles Board Opinion No. 16 “Business Combinations,” and related interpretations, our financial statements as of and for the year ended December 31, 1998 include the financial statements of nFront as of and for the year ended June 30, 1999. No adjustments have been necessary to conform accounting policies of the entities. There were no inter-company transactions requiring elimination in any period presented.

The selected consolidated financial data includes the results of the purchase method acquisitions of 1View, ATA and ViFi for periods subsequent to their acquisition dates of June 2000, July 2000 and January 2002, respectively.

	Year Ended December 31,
	2002(1)	2001(2)(4)	2000(2)(3)(4)	1999(3)	1998(3)
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenues	$130,387	$94,635	$54,428	$26,245	$13,195
Cost of revenues	68,030	55,377	33,281	15,682	7,864

Gross profit	62,357	39,258	21,147	10,563	5,331
Operating expenses	71,852	93,205	82,376	30,022	13,361

Loss from operations	(9,495)	(53,947)	(61,229)	(19,459)	(8,030)
Interest and other income, net	600	1,999	3,740	1,441	282
Accretion of redeemable convertible preferred stock	—	—	—	(136)	(273)

Net loss attributable to common stockholders before cumulative effect of change in accounting method	(8,895)	(51,948)	(57,489)	(18,154)	(8,021)
Cumulative effect of change in accounting method	(29,036)	—	(2,515)	—	—

Net loss attributable to common stockholders	$(37,931)	$(51,948)	$(60,004)	$(18,154)	$(8,021)

Basic and diluted net loss per share before cumulative effect of change in accounting method	$(0.28)	$(1.77)	$(2.25)	$(1.26)	$(0.80)
Per share cumulative effect of change in accounting method	(0.91)	—	(0.10)	—	—

Basic and diluted net loss per share	$(1.19)	$(1.77)	$(2.35)	$(1.26)	$(0.80)

Shares used to compute basic and diluted net loss per share	31,984	29,301	25,534	14,389	10,055

	As of December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$74,379	$53,634	$81,710	$79,031	$4,886
Long-term investments	—	13,334	—	—	—
Working capital (deficit)	59,048	54,396	73,569	73,921	(31)
Total assets	259,063	236,628	282,226	103,488	13,172
Long-term portion of capital lease obligations and long-term debt	—	6,293	3,928	393	390
Total liabilities	49,400	39,737	42,391	17,304	8,088
Redeemable convertible preferred stock	—	—	—	—	15,092
Total stockholders’ equity (deficit)	209,663	196,891	239,835	86,184	(10,008)

(1)	In 2002, we adopted SFAS No. 142 which established an impairment approach to accounting for goodwill and discontinued amortization of goodwill prospectively for all acquisitions. We recorded an impairment charge of $29.0 million in the first quarter of 2002 from the adoption of SFAS No. 142.

(2)	Amortization of goodwill included in operating expenses was $25.5 million and $13.4 million in 2001 and 2000, respectively. The proforma net loss and net loss per share excluding goodwill amortization in prior years is as follows:

	2001	2000
	(In thousands, except per share data)
Pro forma net loss	$(26,440)	$(46,602)
Pro forma net loss per share	$(0.90)	$(1.83)

(3)	In 2000, we adopted SAB 101, which changed the way we recognize upfront implementation fees and related direct incremental implementation costs. Previously, we recognized implementation fee revenue and related costs upon the completion of the implementation process. Under SAB 101, we now defer recognition of certain implementation fee revenue and related direct incremental costs and recognize them ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship, generally four years. The adoption of SAB 101 resulted in a negative cumulative effect adjustment of $2.5 million at January 1, 2000 to reflect the increase in deferred implementation revenue, which was partially offset by the increase in deferred direct implementation costs. The pro forma net loss and net loss per share assuming this change of accounting principle for SAB 101 for periods prior to the adoption are as follows:

	1999	1998
	(In thousands, except per share data)
Pro forma net loss	$(19,791)	$(8,330)
Pro forma net loss per share	$(1.38)	$(0.83)

(4)	Revenue recognized during 2001 and 2000 that was included in the SAB 101 cumulative effect adjustment was $2.4 million and $3.1 million, respectively.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in this section involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management’s best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed under the caption “Risk Factors” in Item 1 of Part I.

The following discussion should be read together with our financial statements and related notes.

Overview

We are the leading provider of outsourced online banking services to banks, credit unions, and savings and loans associations, based on the number of financial institutions and Internet banking end users we serve. We offer cost-effective outsourced solutions, primarily to financial institutions with under $10 billion in assets, including online banking for their retail customers, online cash management for business customers, online lending decisioning across multiple channels for consumer loans, and other complementary products and services, such as electronic bill payment, portal web site technology, wireless capability, advanced target marketing, and web site development and maintenance. In general, we provide our solutions to our customers over the Internet, from facilities hosted by us, which require minimal software installation at the customer site.

As of December 31, 2002, we had contracts with 1,620 financial institutions, including 1,391 for Internet banking services, 537 for cash management services and 192 for lending services. We had approximately 3.6 million active Internet banking end users at the end of the year, up 47% from 2.4 million at December 31, 2001. The increase in active end users includes approximately 460,000 active end users added as a result of the acquisition of ViFi in the first quarter of 2002. Our base of approximately 3.6 million active end users represents an 11.2% penetration of the 31.9 million potential end users among 1,274 live client sites at December 31, 2002. The total number of potential end users among all contracted Internet banking clients at December 31, 2002, including potential end users of clients that have yet to complete the implementation process, was approximately 33.4 million.

In January 2002, we completed the acquisition of ViFi to increase our customer count and expand our market share. ViFi, a privately-owned company based in Indianapolis, Indiana, provided retail and commercial Internet banking, electronic bill payment, cash management services, credit and debit card processing, online brokerage, document management, web site design, target marketing and aggregation services via PC-based or wireless access. The ViFi acquisition was accounted for under the purchase method of accounting and our results of operations include the operations of ViFi subsequent to the acquisition date.

In February 2000, we completed our merger with nFront. The merger was accounted for as a pooling-of-interests and accordingly, our financial statements for all prior periods have been restated to combine the results of Digital Insight and nFront. No adjustments were necessary to conform accounting policies of the entities. There were no inter-company transactions requiring elimination in any period presented. During 2000, we also completed our acquisitions of 1View and ATA. Both of these transactions were accounted for under the purchase method of accounting. These acquisitions allowed us to expand our product line to include an electronic bill presentment and payment product and an online decisioning product.

Since the acquisition of ATA in July 2000, we have managed our business through two reportable segments: the Internet banking division and the lending division. No customer accounts for more than 10% of our business and we have no foreign operations. The results of operations for our reportable segments were as follows for the three years ended December 2002, 2001 and 2000:

	Internet Banking Division	Lending Division	Unallocated Expenses(4)	Total
	(In thousands)
Year ended December 31, 2002:
Revenue	$114,541	$15,846	$—	$130,387
Gross profit(1)	56,925	5,868	(436)	62,357
Income (loss) from operations(1)	9,250	737	(19,482)	(9,495)
Year ended December 31, 2001:
Revenue	$79,045	$15,590	$—	$94,635
Gross profit(2)	34,855	5,163	(760)	39,258
Loss from operations(2)	(9,591)	(534)	(43,822)	(53,947)
Year ended December 31, 2000:
Revenue	$48,040	$6,388	$—	$54,428
Gross profit(3)	20,789	752	(394)	21,147
Loss from operations(3)	(25,695)	(1,536)	(33,998)	(61,229)
Total assets at December 31, 2002	$207,168	$51,895	$—	$259,063
Total assets at December 31, 2001	$148,153	$88,475	$—	$236,628
Total assets at December 31, 2000	$173,253	$108,973	$—	$282,226

(1)	Gross profit includes $436 of deferred stock-based compensation. Income (loss) from operations includes $1,409 of deferred stock-based compensation, $5,793 of intangible asset amortization, and $12,280 of restructuring, asset impairment and other charges.

(2)	Gross profit includes $760 of deferred stock-based compensation. Loss from operations includes $4,817 of deferred stock-based compensation, $35,729 of goodwill and intangible asset amortization, and $3,276 of restructuring charges.

(3)	Gross profit includes $394 of deferred stock-based compensation. Loss from operations includes $5,215 of deferred stock-based compensation, $16,125 of goodwill and intangible asset amortization, and $12,658 of merger related charges.

(4)	Unallocated expenses are comprised of deferred stock-based compensation, intangible asset amortization, goodwill impairment charges and restructuring, asset impairment and other charges that are not used by segment management to operate their businesses.

We derive revenues primarily from long-term service contracts with our financial institution customers, which pay recurring service fees based primarily on the number of end users or end user transactions, or fixed monthly amounts for hosting and maintaining web sites, as well as upfront implementation fees and optional services. Revenue from recurring service fees are recognized as services are provided.

During the fourth quarter of 2000, we adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” or SAB 101. Prior to the adoption of SAB 101, we recognized implementation fee revenue upon the completion of the implementation process, which was typically 90 to 120 days after contract initiation. We also deferred the direct implementation costs and recognized them upon completion of the implementation. Under SAB 101, we defer recognition of certain implementation fee revenue, which includes set up fees for each service element purchased by customers and mandatory training, that are not the culmination of a separate earnings process and recognize them ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship, generally four years. We also defer recognition of the related direct incremental implementation costs and recognize them ratably over the same period. Direct incremental implementation costs are comprised primarily of salaries and benefits of implementation personnel, consulting fees paid to third party implementation consultants and set up fees paid to third-party vendors. The adoption of SAB 101 resulted in a $2.5 million cumulative effect adjustment at January 1, 2000 and a $1.6 million increase in our net loss for 2000 to reflect the increase in deferred implementation revenue partially offset by the increase in deferred direct implementation costs. The revenue recognized in 2001 and 2000 that was included in the SAB 101 cumulative effect adjustment was $2.4 million and $3.1 million, respectively.

Other revenues are derived from web site design services, optional consulting and training services and other optional products or services purchased separately by customers and license fees for licensing technology to non-service customers. These other revenues are recognized upon the completion or delivery of the product or service assuming we have no remaining obligations, the amounts due are fixed and determinable and collection of the related receivable is probable.

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

We have recorded aggregate deferred stock-based compensation expense of $14.6 million through December 31, 2002, including $6.6 million and $2.2 million of deferred stock-based compensation recorded in connection with the acquisitions of 1View and ATA, respectively. There is no unamortized deferred stock-based compensation at December 31, 2002.

We have recorded restructuring charges of $2.1 million in 2002 and $3.3 million in 2001. During 2001, we strategically restructured our business primarily to reduce operating expenses from redundant functions and facilities that resulted from the three acquisitions completed in 2000. As a result of this process, 58 employee positions were eliminated and our facility in San Francisco, California was closed. During 2002, we restructured certain operations to optimize our cost structure by geographically consolidating certain business functions including customer services, web services and software development. As a result of these restructuring activities, we have reduced space utilized at three facilities, terminated 57 employees and relocated or reassigned 18 employees.

We also recorded an asset impairment charge of $2.9 million in the first quarter of 2002 for long-lived assets primarily comprised of purchased computer software and equipment that were abandoned or removed from operations in the first quarter of 2002.

We adopted SFAS No. 142 in the first quarter of 2002 which resulted in a goodwill impairment charge of $29.0 million relating to the ATA acquisition as a result of applying the fair value method for assessing impairment as required by SFAS No. 142. This amount has been recorded as a cumulative effect of change in accounting principle in the consolidated statement of operations.

On March 5, 2003, we entered into an agreement to settle the FundsXpress lawsuit and consequently provided $6.9 million in litigation settlement costs, net of probable insurance recoveries, for the year ended December 31, 2002 as further described in “Item 3—Legal Proceedings.”

During 2003, we expect to incur state tax charges as a result of California’s recent decision to temporarily prohibit the carry-forward of prior years’ operating losses to offset current taxable income. We have not incurred such charges in the past.

Results of Operations

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Results of Operations.    Net loss for the years ended December 31, 2002 and 2001 was $37.9 million and $51.9 million, respectively.

Revenues.    Revenues for the year ended December 31, 2002 were $130.4 million, an increase of 38%, from $94.6 million for the prior year.

Revenues for the year ended December 31, 2002 included $114.5 million related to the Internet banking division compared to $79.0 million for the prior year. This increase of $35.5 million, or 45%, resulted from an increased number of financial institutions and end users combined with sales of additional services to our existing customer base. During 2002, active Internet banking end users increased 47% to approximately 3.6 million at December 31, 2002 from approximately 2.4 million at December 31, 2001. The increase in active end users includes approximately 460,000 active end users that were added as a result of the ViFi acquisition in the first quarter of 2002.

Revenues for the year ended December 31, 2002 included $15.8 million relating to the lending division compared to $15.6 million for the prior year. This increase of $256,000, or 2%, is the result of an increase in applications processed from 331,000 in 2001 to 451,000 in 2002 offset by the effect of a shift away from call center applications to Internet applications. Internet applications produce lower revenue per transaction; however, the costs associated with Internet applications are relatively lower than those associated with our call center applications which result in a higher gross margin percentage per transaction.

Cost of Revenues.    Cost of revenues for the year ended December 31, 2002 was $68.0 million, an increase of 23%, from $55.4 million for the prior year. Cost of revenues for the years ended December 31, 2002 and 2001 includes $436,000 and $760,000 of deferred stock-based compensation expense, respectively, which has not been allocated to the Internet banking and lending division.

Cost of revenues for the year ended December 31, 2002 included $57.6 million related to the Internet banking division compared to $44.2 million for the prior year. This increase of $13.4 million, or 30%, was primarily due to the cost to implement and service additional financial institutions.

Cost of revenues for the year ended December 31, 2002 included $10.0 million related to the lending division compared to $10.4 million for the prior year. This decrease of $449,000, or 4%, reflects the shift to the lower cost Internet applications from call center applications discussed above.

Gross Profit.    Gross profit increased to $62.4 million for the year ended December 31, 2002 from $39.3 million for the prior year. Excluding the impact of deferred stock-based compensation, gross margin for the Internet banking division increased to 50% for the year ended December 31, 2002 from 44% for the prior year. The increase in gross profit margin for the Internet banking division is primarily attributable to the leverage in our business model that leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base. Gross margin for the lending division increased to 37% for the year ended December 31, 2002 from 33% for the prior year. The increase in gross margin for the lending division is due to the larger proportion of Internet-based applications discussed above.

Sales, General and Administrative.    Sales, general and administrative expenses for the year ended December 31, 2002 were $34.7 million, an increase of $3.9 million, compared to $30.8 million for the prior year.

This increase is primarily attributable to additional sales and marketing costs associated with our end user adoption program and other growth initiatives. As a percentage of revenue, sales, general and administrative expenses were 27% for the year ended December 31, 2002 compared to 33% for the prior year. This decrease in the percentage of expense relative to revenue is primarily attributable to the leverage inherent in our business model which is described in the “Gross Profit” section above.

Research and Development.    Research and development expenses for the year ended December 31, 2002 were $19.1 million, a decrease of $4.3 million, compared to $23.4 million for the prior year. This decrease was primarily due to a $2.8 million reduction in deferred stock-based compensation included in research and development expense in 2002 as well as a decrease in the usage of consultants and contract labor. Research and development expenses as a percentage of revenue decreased to 15% for the year ended December 31, 2002, from 25% for the year ended December 31, 2001 as a result of these expense declines and the increase in revenues.

Amortization of Goodwill and Intangible Assets.    Amortization of goodwill and intangible assets decreased to $5.8 million for the year ended December 31, 2002 from $35.7 million for the year ended December 31, 2001. This decrease is primarily due to the implementation of SFAS No. 142 as of January 1, 2002, resulting in no goodwill expense in 2002 compared to $25.5 million in the prior year.

Restructuring, Asset Impairment and Other Charges.    As discussed above, we recorded restructuring charges of $2.1 million and $3.3 million for the years ended December 31, 2002 and 2001, respectively, and an asset impairment charge of $2.9 million for the year ended December 31, 2002. We also recorded a charge of $351,000 in 2002 to write-off the legal, accounting and printing costs incurred to prepare for a secondary offering of common stock that was planned for February and subsequently cancelled. On March 5, 2003, we entered into an agreement to settle the FundsXpress lawsuit and consequently provided $6.9 million in litigation settlement costs, net of probable insurance recoveries, for the year ended December 31, 2002 as further described in “Item 3—Legal Proceedings.”

Interest and Other Income, Net.    Interest and other income, net, was $600,000 for the year ended December 31, 2002, a decrease of $1.4 million, compared to $2.0 million for the prior year. This decrease was primarily due to a decrease in interest income as a result of lower rates of return on our cash and investment balances.

Cumulative Effect of Change in Accounting Principle.    Due to the adoption of SFAS No. 142 on January 1, 2002, we recorded a cumulative effect of change in accounting principle of $29.0 million. This amount represents a write-down of a portion of the goodwill related to the ATA acquisition for which the carrying value of the goodwill exceeded the estimated fair value determined by using the fair value method of impairment assessment prescribed by SFAS No. 142.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

Results of Operations.    Net loss for the years ended December 31, 2001 and 2000 was $51.9 million and $60.0 million, respectively.

Revenues.    Revenues for the year ended December 31, 2001 were $94.6 million, an increase of 74%, from $54.4 million for the prior year.

Revenues for the year ended December 31, 2001 included $79.0 million related to the Internet banking division compared to $48.0 million for the prior year. This increase of $31.0 million, or 65%, resulted from an increased number of financial institutions and end users combined with sales of additional services to our existing customer base. During 2001, active Internet banking end users increased 60% from approximately 1.5 million at December 31, 2000 to approximately 2.4 million at December 31, 2001.

Revenues for the year ended December 31, 2001 included $15.6 million relating to the lending division compared to $6.4 million for the prior year. This increase of $9.2 million, or 144%, resulted from a full year of operations in 2001 during which 331,000 applications were processed as compared to 115,000 applications in 2000, the year of the ATA acquisition. In addition, our lending division experienced a shift away from the historical emphasis on call center applications to Internet applications which produce lower revenue per transaction. The costs associated with Internet applications are relatively lower than those associated with our call center applications which leads to a higher gross margin percentage per transaction.

Cost of Revenues.    Cost of revenues for the year ended December 31, 2001 was $55.4 million, an increase of 66%, from $33.3 million for the prior year. Cost of revenues for the years ended December 31, 2001 and 2000 includes $760,000 and $394,000 of deferred stock-based compensation which has not been allocated to the Internet banking and lending divisions.

Cost of revenues for the year ended December 31, 2001 included $44.2 million related to the Internet banking division compared to $27.3 million for the prior year. This increase of $16.9 million, or 62%, was primarily due to the cost to implement and service additional financial institutions and to a lesser extent, increased depreciation expense related to assets purchased to support our data center infrastructure.

Cost of revenues for the year ended December 31, 2001 included $10.4 million related to the lending division compared to $5.6 million for the prior year. This increase of $4.8 million primarily resulted from a full year of operations in 2001, compared to a partial year of operations from the ATA acquisition in the prior year.

Gross Profit.    Gross profit increased to $39.3 million for the year ended December 31, 2001 from $21.1 million for the prior year. Excluding the impact of deferred stock-based compensation gross margin for the Internet banking division increased to 44% for the year ended December 31, 2001 from 43% for the prior year. Gross margin for the lending division as a percent of revenue increased to 33% for the year ended December 31, 2001 from 12% for the prior year. The increase in gross margin for the lending division was due in part to the shift away from the lower margin call center lending application services to the higher margin Internet-based lending application services.

Sales, General and Administrative.    Sales, general and administrative expenses for the year ended December 31, 2001 were $30.8 million, a decrease of $674,000, compared to $31.5 million for the prior year. As a percentage of revenue, sales, general and administrative expenses were 33% for the year ended December 31, 2001 compared to 58% for the prior year. This decrease was due primarily to a $1.1 million decrease in advertising expenses partially offset by a small increase in administrative expenses to support the growth of our business.

Research and Development.    Research and development expenses for the year ended December 31, 2001 were $23.4 million, an increase of $1.3 million, compared to $22.1 million for the prior year. This increase was primarily due to higher personnel expenses required for the functional enhancements of existing products and the development of new products. Research and development expenses, as a percentage of revenue, decreased to 25% for the year ended December 31, 2001, from 41% for the year ended December 31, 2000, primarily as a result of an increase in revenues.

Amortization of Goodwill and Intangible Assets.    Amortization of goodwill and intangible assets increased to $35.7 million for the year ended December 31, 2001 from $16.1 million for the year ended December 31, 2000. This increase was primarily due to a full year of amortization in 2001 from the acquisitions of 1View and ATA in 2000 which generated goodwill and intangible assets of $150.2 million, that was being amortized on a straight-line basis over the estimated lives of three to six years.

Restructuring, Asset Impairment and Other Charges.    In connection with our 2001 restructuring plan, we recorded a restructuring charge of $3.3 million for the year ended December 31, 2001 primarily related to the elimination of redundant functions and facilities resulting from the three acquisitions completed in 2000.

Interest and Other Income, Net.    Interest and other income, net, was $2.0 million for the year ended December 31, 2001, a decrease of $1.7 million, compared to $3.7 million for the prior year. This decrease was primarily due to lower rates of return on our investments, lower average cash balances invested and an increase in interest expense due to increased outstanding debt.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, deferred taxes, impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•	Revenue Recognition Policy. We recognize revenue as discussed in the preceding “Overview” section of Management’s Discussion and Analysis.

•	Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses associated with the potential inability of our customers to make required payments or for resolution of potential billing disputes. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and tax planning strategies in assessing the need for the valuation allowance, in the event we determine that we would be able to realize our deferred tax assets in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

•	Impairment of Goodwill, Intangible Assets and Long-Lived Assets. We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets in accordance with SFAS No. 142 and SFAS No. 144, both adopted on January 1, 2002, which generally require us to assess these assets for recoverability at least annually or when events or circumstances indicate a potential impairment. We use the fair value method to assess our goodwill and the undiscounted cash flows method to assess qualifying identifiable intangible assets and other long-lived assets. As discussed in the “Overview” section above, we recorded a goodwill impairment charge of $29.0 million upon adoption of SFAS No. 142 in the first quarter of 2002. Future impairment assessments could result in additional impairment charges that would further reduce the carrying values of these assets.

•	Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Provision for Income Taxes

We incurred operating losses from inception through December 31, 2001 and we had minimal taxable income in 2002 relative to prior year losses. Due to the uncertainty surrounding the realization of the benefits in future tax returns, we have recorded a valuation allowance for the full amount of our net operating loss carry-forwards and other deferred tax assets. As of December 31, 2002, we had net operating loss carry-forwards for federal and state tax purposes of $97.3 million and $46.1 million, respectively. The state tax loss carry-forwards began to expire in 2001 and the federal tax loss carry-forwards will begin to expire in 2018. Under the provisions of the Internal Revenue Code of 1986, as amended, certain substantial changes in ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.

Liquidity and Capital Resources

At December 31, 2002, we had cash and cash equivalents of $48.1 million and short-term investments of $26.2 million. Our short-term investments are comprised of a certificate of deposit and readily marketable commercial paper. Our intent is to hold these investments to maturity. For financial statement presentation, we classify our investments as short-term and long-term based upon their maturity dates. We had no long-term investments at December 31, 2002.

The value of our commercial paper is sensitive to changes in the level of U.S. interest rates and the market ratings of the underlying companies. Therefore, if our commercial paper is sold prior to its maturity date, a gain or loss may result.

In October 2002, we entered into a revised agreement for a $20 million revolving credit commitment with a bank, or the Revolver, that expires on October 25, 2003. Interest on outstanding borrowings is payable monthly. The interest rate on the Revolver is equal to either (i) the bank’s prime rate; (ii) LIBOR plus 2.0% when aggregate borrowings on the Revolver are less than or equal to $10 million; or (iii) LIBOR plus 2.25% when aggregate borrowing on the Revolver are more than $10 million. We may draw down against the Revolver by electing either the bank’s prime rate or LIBOR for specified 1-month, 2-month, 3-month, or 6-month LIBOR terms. As of December 31, 2002, $6.8 million was outstanding under the Revolver with an interest rate of 3.81%, or 3-month LIBOR plus 2.0% on the date we borrowed against the Revolver. On January 31, 2003, we repaid the $6.8 million balance on the Revolver.

Cash provided by operating activities for the year ended December 31, 2002 was $18.9 million, compared to cash used in operating activities of $8.9 million for the year ended December 31, 2001. The improvement of $27.8 million resulted from a reduction in net losses in 2002, after adding back the non-cash charges along with increased collections of accounts receivables balances. Cash used in operating activities for the year ended December 31, 2000 was $40.2 million. The improvement in 2001 of $31.3 million was a result of reduced net losses in 2001 after adding back non-cash charges.

Cash provided by investing activities for the year ended December 31, 2002, including acquisitions, was $13.1 million, compared to cash used in investing activities of $54.1 million for the year ended December 31, 2001. Cash flows from investing activities in 2002 improved by $67.2 million, primarily due to maturities of investments, offset by cash applied to acquisitions of $4.5 million. Cash used in investing activities for the year ended December 31, 2000 was $4.3 million. The increase in cash used for 2001 of $49.8 million was a result of increased purchases of investments, partially offset by decreased purchases of property and equipment.

Cash provided by financing activities was $757,000 for the year ended December 31, 2002, compared to $6.8 million for the year ended December 31, 2001. The decrease in cash provided by financing activities in 2002 was primarily due to a repayment of principal on long-term debt, partially offset by an increase in proceeds from the issuance of common stock. Cash provided by financing activities for the year ended December 31, 2000 was $64.7 million. The decrease of $57.9 million was primarily the result of the offering proceeds received in 2000.

We have no material commitments other than our Revolver, a note payable to a shareholder associated with the ViFi acquisition due in 2003, obligations under our operating and capital leases, and minimum vendor commitments. We have no off-balance sheet arrangements. Our commitments under these obligations are as follows:

	Payment Schedule
	Total	2003	2004	2005	2006	2007	Thereafter
	(In thousands)
Revolver	$6,765	$6,765	$—	$—	$—	$—	$—
Capital lease obligations	503	503	—	—	—	—	—
Note payable	938	938	—	—	—	—	—
Operating leases	7,474	3,064	2,798	939	384	289	—
Minimum vendor commitments	11,578	6,125	5,307	146	—	—	—

Total obligations	$27,258	$17,395	$8,105	$1,085	$384	$289	$—

Future capital requirements will depend upon many factors, including the timing of research and product development efforts, any expansion of our marketing efforts, and any acquisitions. We expect to continue to expend significant amounts on ongoing research and development, computer and related data center equipment, and personnel.

We believe that our cash, cash equivalents, short-term investments and funds available under our Revolver will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to invest our cash in excess of current operating requirements in interest-bearing, investment grade securities.

New Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes the existing guidance related to accounting and reporting of costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition For Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability for a cost associated with an exit or a disposal activity will be recognized and measured initially at its fair value in the period in which the liability is incurred. The provisions of SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. We adopted this standard on January 1, 2003 for future exit or disposal activities; however there is no impact from adoption of this standard on our restructuring plans already initiated.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets,” which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We adopted SFAS No. 143 effective January 1, 2003 and the adoption of this new standard did not have a significant impact on our results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition Disclosure—an amendment of FAS 123.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15,

2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. We have made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2002 and will begin making the additional interim disclosures required by SFAS No. 148 in the first quarter of 2003. Accordingly, adoption of SFAS No. 148 will not impact our financial position or results of operations.

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

We are also exposed to the impact of interest rate changes as they affect our revolving credit commitment. The interest rate charged on the Revolver varies with the bank’s prime rate or LIBOR and, consequently, our interest expense will fluctuate with changes in the general level of these interest rates. As of December 31, 2002, we had $6.8 million outstanding under the Revolver at an interest rate of 3.81%. If interest rates were to increase by 100 basis points, the impact on interest expense would not be significant. On January 31, 2003, we repaid the balance on the Revolver.

We are not exposed to foreign currency risk since all revenues and expenses are in U.S. dollars.

There were no significant changes to our market risk in 2002.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are submitted as a separate section of this Form 10-K beginning on page F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with accountants on accounting and financial disclosure have occurred during the two most recent fiscal years.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the sections and subsections entitled (i) “Proposal One, Election of Director,” (ii) “Executive Compensation” and (iii) “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section entitled “Executive Compensation” contained in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners” contained in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2002.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column of this table)
Equity compensation plans approved by security holders	4,987,118	$18.84	1,912,160	(1)(2)(3)
Equity compensation plans not approved by security holders	167,367	$30.34	480,308	(4)

Total	5,154,485	$19.21	2,392,468

(1)	Includes 614,695 shares of our common stock reserved under the Digital Insight 1997 Stock Plan and 736,521 shares reserved under the Digital Insight 1999 Stock Plan. Shares authorized for issuance in connection with the 1999 Stock Plan are subject to an annual increase of the lesser of (a) 750,000 shares, (b) five percent (5%) of the outstanding shares on such date or (c) a lesser amount determined by the board of directors.

(2)	Includes 539,943 shares of our common stock reserved under the Digital Insight 1999 Employee Stock Purchase Plan (the “423(b) Plan”). Shares authorized for issuance in connection with the 423(b) Plan are subject to an annual increase of the lesser of (a) 300,000 shares, (b) two percent (2%) of the outstanding shares or (c) a lesser amount determined by our board of directors.

(3)	Includes 21,001 shares of our common stock reserved under the 2001 Non-Employee Director Stock Option Plan. Shares authorized for issuance in connection with the 2001 Non-Employee Director Stock Option Plan are subject to an annual increase of the lesser of (a) 50,000 shares, (b) one-tenth of one percent ( 1/10%) of the outstanding shares on such date or (c) a lesser amount determined by our board of directors.

(4)	Consists of 193,497 shares of our common stock reserved under the 1View Stock Option Plan we assumed upon the acquisition of 1View on June 21, 2000; 163,813 shares reserved under the AnyTime Access Stock Option Plan we assumed upon the acquisition of ATA on July 31, 2000; and 122,998 shares reserved under the Virtual Financial Stock Option Plan we assumed upon the acquisition of ViFi on January 28, 2002. We do not intend to grant any additional options under these acquired plans.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled “Certain Transactions” contained in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 14.     CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.    Within the 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-14(c) and 15d-14(c)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in our controls.    Subsequent to the date of the evaluation of our disclosure controls and procedures, there have been no significant changes in our internal controls or any other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

The financial statements are submitted as a separate section of this Annual Report beginning on page F-1.

The financial statement schedules are submitted as part of the financial information included within the financial statements or notes thereto.

(b)  Reports on Form 8-K filed during the last quarter:

None.

(c)  Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of Registrant, as currently in effect.(1)

3.2	Restated Bylaws of Registrant and Amendments One through Six thereto, as currently in effect. Filed herewith.

4.1	Specimen Common Stock Certificate.(1)

4.2	Third Amended and Restated Rights Agreement dated February 10, 2000, between the Registrant and the parties named therein.(2)

10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.(1)

10.2*	1997 Stock Plan.(1)

10.3*	1999 Stock Plan and related agreements.(1)

10.4*	First, Second and Third Amendments to 1999 Stock Plan.(7)

10.5*	1999 Stock Plan, as amended, of 1View Network Corporation.(3)

10.6*	1997 Stock Plan, as amended, of AnyTime Access, Inc.(4)

10.7*	2001 Non-Employee Directors Stock Option Plan, as amended, First and Second Amendments.(7)(8)(9)

10.8*	Virtual Financial Services, Inc. 2000 Stock Option and Incentive Plan.(10)

10.9*	Performance-based Stock Option Agreement between Registrant and John Dorman. Filed herewith.

10.10*	1999 Employee Stock Purchase Plan and related agreements.(1)

10.11	Commercial Office Lease dated August 4, 1997, by and between Arden Realty Limited Partnership, a Maryland Limited Partnership, and Registrant.(1)

10.12	Lease, dated as of July 9, 1998, between Schneider Atlanta, L.P. and nFront, Inc.(5)

10.13	Standard Office Lease, dated as of March 6, 2000, by and between Arden Realty Finance Partnership, L.P. and the Registrant.(5)

Exhibit Number	Description

10.14	Credit Agreement, dated October 25, 2002, between City National Bank and the Registrant. Filed herewith.

10.15	Sublease Agreement, dated November 23, 1999, as amended, between Antec Corporation and nFront, Inc.(6)

10.16	Shareholder Agreement, dated as of May 13, 1998, as amended.(2)

10.17	Stockholder Agreement, dated January 3, 2002.(12)

21.1	Subsidiaries of the Registrant.(11)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants. Filed herewith.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-81547), which was declared effective on September 30, 1999.
(2)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-41044), which was filed with the SEC on July 10, 2000.
(4)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-43636), which was filed with the SEC on August 11, 2000.
(5)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(6)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A (File No. 333-41196), which was declared effective on August 1, 2000.
(7)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(8)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(9)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the SEC on March 23, 2001.
(10)	Incorporated by reference to the exhibits filed with the Registrant’s Statement on Form S-8 (File 333-82066), which was filed with the SEC on February 4, 2002.
(11)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(12)	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K dated February 5, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 19, 2003

DIGITAL INSIGHT CORPORATION

By:	/s/ JOHN DORMAN
John Dorman Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN DORMAN John Dorman	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 19, 2003

/s/ ELIZABETH S.C.S. MURRAY Elizabeth S.C.S Murray	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 19, 2003

/s/ KYLE MCINTOSH Kyle McIntosh	Controller (Controller and Principal Accounting Officer)	March 19, 2003

/s/ HENRY DENERO Henry DeNero	Director	March 19, 2003

/s/ MICHAEL HALLMAN Michael Hallman	Director	March 19, 2003

/s/ JAMES MCGUIRE James McGuire	Director	March 19, 2003

/s/ ROBERT NORTH Robert North	Director	March 19, 2003

/s/ GREG SANTORA Greg Santora	Director	March 19, 2003

CERTIFICATIONS

I, John Dorman, certify that:

1.  I have reviewed this annual report on Form 10-K of Digital Insight Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

	By:	/s/ JOHN DORMAN
	Name:	John Dorman
	Title:	Chairman of the Board, President and Chief Executive Officer

I, Elizabeth S.C.S. Murray, certify that:

1.  I have reviewed this annual report on Form 10-K of Digital Insight Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

	By:	/s/ ELIZABETH S.C.S. MURRAY
	Name:	Elizabeth S.C.S. Murray
	Title:	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To	the Board of Directors and Stockholders of
Digital	Insight Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Digital Insight Corporation and subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on the index and appearing on page F-28 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the Company adopted Staff Accounting Bulletin No. 101 in the year ended December 31, 2000, and changed its method of recognizing implementation revenue and related direct implementation costs. Also, as discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    PRICEWATERHOUSECOOPERS LLP

Century City, California

March 17, 2003

DIGITAL INSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$48,130	$15,334
Short-term investments	26,249	38,300
Accounts receivable, net of allowance for doubtful accounts of $745 and $726	17,899	19,133
Accumulated implementation costs	4,478	4,973
Other current assets	5,655	2,893

Total current assets	102,411	80,633
Property and equipment, net of accumulated depreciation of $35,712 and $24,093	30,621	37,784
Goodwill, net of accumulated amortization of $38,910 at December 31, 2002 and 2001	101,690	80,174
Intangible assets, net of accumulated amortization of $16,845 and $12,932	19,225	18,208
Accumulated implementation costs	4,841	5,941
Long-term investments	—	13,334
Other assets	275	554

Total assets	$259,063	$236,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,059	$3,142
Accrued compensation and related benefits	3,526	3,465
Customer deposits and deferred revenue	7,738	7,434
Other accrued liabilities	17,853	7,465
Line of credit	6,765	—
Current portion of capital lease obligations	484	1,202
Current portion of long-term debt	938	3,529

Total current liabilities	43,363	26,237
Customer deposits and deferred revenue	6,037	7,207
Long-term debt	—	5,882
Capital lease obligations	—	411

Total liabilities	49,400	39,737

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock; $.001 par value, 100,000,000 shared authorized; 32,435,156 and 29,638,479 shares issued and outstanding	32	30
Additional paid in-capital	386,629	337,461
Stockholders’ notes receivable	—	(124)
Deferred stock-based compensation	—	(1,409)
Accumulated deficit	(176,998)	(139,067)

Total stockholders’ equity	209,663	196,891

Total liabilities and stockholders’ equity	$259,063	$236,628

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2002	2001	2000
Revenues	$130,387	$94,635	$54,428
Cost of revenues (including amortization of stock-based compensation of $436, $760 and $394)	68,030	55,377	33,281

Gross profit	62,357	39,258	21,147

Operating expenses:
Sales, general and administrative (including amortization of stock-based compensation of $841, $1,134, and $1,195)	34,690	30,780	31,454
Research and development (including amortization of stock-based compensation of $132, $2,923, and $3,626)	19,089	23,420	22,139
Amortization of goodwill and intangible assets	5,793	35,729	16,125
Restructuring, asset impairment, and other charges (including amortization of stock-based compensation of $940 for the year ended December 31, 2001)	12,280	3,276	—
Merger-related expenses	—	—	12,658

Total operating expenses	71,852	93,205	82,376

Loss from operations	(9,495)	(53,947)	(61,229)
Interest and other income, net	600	1,999	3,740

Net loss before cumulative effect of change in accounting method	(8,895)	(51,948)	(57,489)
Cumulative effect of change in accounting method	(29,036)	—	(2,515)

Net loss	$(37,931)	$(51,948)	$(60,004)

Basic and diluted net loss per share before cumulative effect of change in accounting method	$(0.28)	$(1.77)	$(2.25)
Per share cumulative effect of change in accounting method	(0.91)	—	(0.10)

Basic and diluted net loss per share	$(1.19)	$(1.77)	$(2.35)

Shares used to compute basic and diluted net loss per share	31,984	29,301	25,534

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Stockholders’ Notes Receivable	Deferred Stock-Based Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 1999	23,018,715	$23	$116,771	$(216)	$(3,279)	$(27,115)	$86,184
Issuance of common stock and options in acquisition of 1View Network Corporation	629,313	1	38,739	—	(6,568)	—	32,172
Issuance of common stock, options and warrants in acquisition of AnyTime Access, Inc.	2,001,186	2	112,675	—	(2,173)	—	110,504
Issuance of common stock in public offerings	2,150,000	2	62,358	—	—	—	62,360
Stock options exercised	988,440	1	1,740	—	—	—	1,741
Issuance of warrants to purchase common stock	—	—	473	—	—	—	473
Proceeds from other issuances of common stock	115,344	—	1,089	—	—	—	1,089
Amortization of deferred stock-based compensation	—	—	—	—	5,215	—	5,215
Interest on stockholders’ notes	—	—	—	(12)	—	—	(12)
Payment on stockholders’ notes	—	—	—	113	—	—	113
Net loss	—	—	—	—	—	(60,004)	(60,004)

Balance at December 31, 2000	28,902,998	29	333,845	(115)	(6,805)	(87,119)	239,835
Amortization of deferred stock-based compensation	—	—	—	—	5,757	—	5,757
Deferred stock-based compensation	—	—	361	—	(361)	—	—
Proceeds from other issuances of common stock	147,404	—	1,224	—	—	—	1,224
Interest on stockholders’ notes	—	—	—	(9)	—	—	(9)
Stock options exercised	588,077	1	2,031	—	—	—	2,032
Net loss	—	—	—	—	—	(51,948)	(51,948)

Balance at December 31, 2001	29,638,479	30	337,461	(124)	(1,409)	(139,067)	196,891
Amortization of deferred stock-based compensation	—	—	—	—	1,409	—	1,409
Issuance of common stock and options in acquisition of Virtual Financial Services, Inc.	1,901,907	1	41,955	—	—	—	41,956
Proceeds from other issuances of common stock	169,993	—	1,488	—	—	—	1,488
Interest on stockholders’ notes	—	—	—	(6)	—	—	(6)
Payment on stockholders’ notes	—	—	—	130	—	—	130
Stock options exercised	724,777	1	5,725	—	—	—	5,726
Net loss	—	—	—	—	—	(37,931)	(37,931)

Balance at December 31, 2002	32,435,156	$32	$386,629	$—	$—	$(176,998)	$209,663

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(37,931)	$(51,948)	$(60,004)
Adjustments to reconcile net loss to net cash from operating activities:
Cumulative effect of change in accounting method	29,036	—	2,515
Depreciation and amortization of property and equipment	12,528	11,258	5,983
Amortization of deferred stock-based compensation	1,409	5,757	5,215
Amortization of goodwill and intangible assets	5,793	35,729	16,125
Interest income on stockholders note receivable	(6)	(9)	(12)
Loss from sale of property and equipment	—	—	167
Restructuring, asset impairment and other charges, net of cash paid	9,995	253	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,387	(4,730)	(4,152)
Accumulated implementation costs	1,956	(1,190)	(9,445)
Other current assets	422	1,014	696
Other assets	279	509	(602)
Accounts payable	1,301	(2,166)	(621)
Accrued compensation and related benefits	(4,252)	228	(1,644)
Customer deposits and deferred revenue	(2,923)	(5,257)	11,054
Other accruals	(1,099)	1,691	(5,466)

Net cash provided by (used in) operating activities	18,895	(8,861)	(40,191)

Cash flows from investing activities:
Net maturities (purchases) of investments	25,385	(41,447)	17,570
Acquisition of property and equipment	(7,723)	(12,690)	(19,846)
Acquisition payments	(4,518)	—	(2,000)

Net cash provided by (used in) investing activities	13,144	(54,137)	(4,276)

Cash flows from financing activities:
Net borrowings (repayments) of debt	(6,587)	3,553	(587)
Net proceeds from public issuance of common stock	—	—	62,360
Proceeds from other issuances of common stock	7,214	3,256	2,830
Proceeds from stockholders’ notes	130	—	113

Net cash provided by financing activities	757	6,809	64,716

Net increase (decrease) in cash and cash equivalents	32,796	(56,189)	20,249
Cash and cash equivalents, beginning of period	15,334	71,523	51,274

Cash and cash equivalents, end of period	$48,130	$15,334	$71,523

Supplementary disclosures of cash flow information:
Cash paid during the year for interest	$533	$504	$188
Supplemental non-cash investing and financing activities:
Acquisition of property and equipment under capital lease obligation	—	—	(6,610)
Capital lease obligations incurred	—	—	6,610
Warrants issued	—	—	473
Effect of acquisitions:
Accounts receivable and other assets	(2,138)	—	(3,062)
Property and equipment	—	—	(3,651)
Goodwill and intangible assets	(57,352)	—	(151,189)
Accounts payable, accrued compensation and benefits and other accruals	4,815	—	12,139
Capital lease obligation and other liabilities	2,394	—	695
Customer deposits and deferred revenue	2,057	—	392
Note payable	3,750	—	—
Deferred stock-based compensation	—	—	(8,741)
Common stock issued in acquisition	41,956	—	151,417

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY

Digital Insight Corporation (the “Company”), incorporated in March 1997 in Delaware, provides Internet banking services to credit unions, small to mid-sized banks and savings and loans. Its Internet banking services include Internet banking and bill payment services for individual customers, business banking for business customers, a target marketing program to increase financial services to end users, customized web site design and implementation and other services. In addition, the Company, through its acquisition of AnyTime Access, Inc. (“ATA”) in 2000, is a provider of services that allow credit unions and banks to outsource their consumer loan decisioning functions. Substantially all of the Company’s revenues are derived from these services. The Company’s consolidated financial statements include the accounts of its subsidiaries, and there were no inter-company transactions requiring elimination in the consolidation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Critical accounting policies and use of estimates

Accounting principles generally accepted in the United States require management of the Company to make estimates and assumptions in the preparation of these consolidated financial statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

The most significant areas that require management judgment are revenue recognition, allowance for doubtful accounts, deferred income taxes, impairment of long-lived assets and contingencies and litigation. The accounting policies for these areas are discussed in this or other footnotes to these consolidated financial statements.

Cash, cash equivalents and investments

The Company considers all highly liquid investments purchased with a maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents at December 31, 2002 consist of money-market funds and commercial paper.

The Company considers all investments with maturities of three to 12 months to be short-term investments and investments maturing after 12 months to be long-term investments. Investments are comprised primarily of certificates of deposit and commercial paper. The Company classifies, at the date of acquisition, its investments into categories in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Currently, the Company classifies all investments as held-to-maturity. These securities are stated at amortized cost plus accrued interest.

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

When assets are sold or retired, the asset and related accumulated depreciation is eliminated and any gain or loss on disposal is included in operations. Expenditures for maintenance and repairs are charged to operations when incurred.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized software costs

The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized computer software costs consist of purchased software licenses, implementation costs, consulting and payroll-related costs for certain projects that qualify for capitalization. The Company expenses costs related to preliminary project assessment, research and development, re-engineering, training and application maintenance as incurred. Capitalized software costs at December 31, 2002 and 2001 were $17.6 million and $16.7 million, respectively, and the related accumulated amortization was $9.0 million and $5.5 million, respectively. The capitalized software costs are being depreciated on the straight-line method over a period of three years upon being placed in service. Amortization of $3.6 million, $3.9 million and $1.6 million was charged to expense for the years ended December 31, 2002, 2001 and 2000, respectively.

Goodwill and intangible assets

As of January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 established new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method for combinations initiated after June 30, 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS No. 142, goodwill will be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill from past business combinations, will cease. As discussed further in Note 7, the Company recorded an impairment charge of $29.0 million as a cumulative effect of change in accounting principle from the adoption of SFAS No. 142 in the first quarter of 2002. The impact to net loss per share from goodwill amortization and the cumulative effect of adoption of SFAS No. 142 is further described in Note 17.

Other intangible assets are amortized using the straight-line method over the periods benefited, which range from one to six years. Other intangibles represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs.

Long-lived assets

The Company periodically assesses potential impairments to its long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of a long-lived asset (excluding goodwill) may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, determined either based on the market value if available, or discounted cash flows, if not.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, accrued liabilities and debt. The carrying value of these financial instruments approximates fair value due to their short-term nature or the current market trends.

Concentration of business and credit risks

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

During the years ended December 31, 2002, 2001 and 2000, no customer accounted for 10% or more of total revenues.

The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the nature of the customers being financial institutions and credit unions as well as the number of its customers and geographic areas. The Company maintains an allowance for doubtful accounts for estimated losses associated with the potential inability of our customers to make required payments or for resolution of potential billing disputes.

The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At December 31, 2002 and 2001, the Company had cash and cash equivalent accounts in excess of the FDIC insured limits.

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

During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements.” Prior to the adoption of SAB 101, the Company recognized implementation fee revenue upon the completion of the implementation process, which was typically 90 to 120 days after contract initiation. The Company also deferred the direct implementation costs and recognized them upon completion of the implementation. Under SAB 101, the Company defers recognition of certain implementation fee revenue, which includes set up fees for each service element and mandatory training, that are not the culmination of a separate earnings process and recognizes them ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship, generally four years. The Company also defers the recognition of the related direct incremental implementation costs and recognizes them ratably over the same period. The adoption of SAB 101 resulted in a $2.5 million cumulative effect adjustment at January 1, 2000 and a $1.6 million increase in net loss for the 2000 operating results to reflect the increase in

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred implementation revenue partially offset by the increase in deferred implementation costs. The revenue recognized in 2001 and 2000 that was included in the SAB 101 cumulative effect adjustment amounted to $2.4 million and $3.1 million, respectively.

Other revenues are derived from web site design, optional consulting and training services and other optional products or services purchased separately by customers, which represents the culmination of a separate earnings process, and license fees for licensing technology to non-service customers. These other revenues are recognized upon the completion or delivery of the product or service assuming: no company obligations remain; amounts are fixed and determinable; and collection of the related receivable is reasonably assured.

Revenues are comprised of the following components (in thousands):

	2002	2001	2000
Recurring service fees	$117,268	$81,347	$46,459
Ratably recognized implementation fees	8,043	6,133	3,722

	125,311	87,480	50,181
Other revenues	5,076	7,155	4,247

Total revenues	$130,387	$94,635	$54,428

Direct incremental implementation costs are comprised primarily of salaries and benefits of implementation personnel, consulting fees paid to third party implementation consultants, and set up fees paid to third party vendors. Deferred direct incremental implementation costs are included in accumulated implementation costs in the accompanying consolidated balance sheets.

Advertising expense

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 amounted to $120,000, $69,000 and $1.1 million, respectively.

Research and development

The Company’s research and development expenses were $19.1 million, $23.4 million and $22.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. These expenses relate to the development of products and are charged to operations as incurred.

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

Stock-based compensation

At December 31, 2002, the Company has six stock option plans which are described more fully in Note 13. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly,

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expense from stock options is measured as the excess, if any, of the fair market value of the Company’s stock price at the date of grant as determined by the board of directors over the amount an employee must pay to acquire the stock.

Certain options have been granted or assumed in business combinations with exercise prices below the market value of the underlying common stock on the grant date or assumption date in business combinations. The following table illustrates the effect on stock-based compensation, net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (amounts in thousands, except per share data).

	Year Ended December 31,
	2002	2001	2000
Stock-based compensation:
As reported	$1,409	$5,757	$5,215
Additional stock-based compensation expense determined under the fair value method	21,061	31,295	34,151

Pro forma	$22,470	$37,052	$39,366

Net loss:
As reported	$37,931	$51,948	$60,004
Additional stock-based compensation expense determined under the fair value method	21,061	31,295	34,151

Pro forma	$58,992	$83,243	$94,155

Net loss per share—basic and diluted:
As reported	$1.19	$1.77	$2.35
Per share effect of additional stock-based compensation expense determined under the fair value method	0.65	1.07	1.34

Pro forma	$1.84	$2.84	$3.69

Net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase rights. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segments

The Company discloses information for reportable segments and other information required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company manages its business in two reportable segments: the Internet banking division and the lending division.

New accounting standards

In August of 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with The Retirement of Long-Lived Assets,” which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted SFAS No. 143 effective January 1, 2003 and the adoption of this new standard did not have a significant impact on its results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes the existing guidance related to accounting and reporting of costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition For Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability for a cost associated with an exit or a disposal activity will be recognized and measured initially at its fair value in the period in which the liability is incurred. The provisions of SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this standard effective January 1, 2003 and the adoption of SFAS No. 146 did not have an impact on previously initiated restructuring activities.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition Disclosure—an amendment of FAS 123.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. The Company intends to continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The Company has made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2002 and will begin making the additional interim disclosures required by SFAS No. 148 in the first quarter of 2003. Accordingly, adoption of SFAS No. 148 will not impact the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2001 and 2000 in order to conform to the 2002 presentation.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    nFRONT BUSINESS COMBINATION

The Company consummated its acquisition of nFront on February 10, 2000 in a stock-for-stock transaction which was accounted for as a pooling of interests. In the merger, all outstanding shares of nFront stock and options to purchase nFront stock were converted into 8,253,735 shares of the Company’s common stock and options to purchase 627,926 shares of the Company’s common stock, respectively. In connection with the merger, the Company recorded a one-time charge relating to non-recurring merger costs of $12.7 million comprised of direct transaction costs and nonrecurring redundant costs.

4.    ACQUISITIONS

Virtual Financial Services, Inc.

On January 28, 2002, the Company completed the acquisition of Virtual Financial Services, Inc. (“ViFi”). ViFi was a privately-owned company based in Indianapolis, Indiana that provided retail and commercial Internet banking, electronic bill payment, cash management services, credit and debit card processing, online brokerage, document management, web site design, target marketing and aggregation services via PC-based or wireless access. As a result of the merger, all the outstanding shares of ViFi were converted into an aggregate of $3,750,000 in cash, $3,750,000 in promissory notes, and 1,901,907 shares of the Company’s common stock with an estimated fair value of $41.1 million. As of December 31, 2002, $937,500 of the promissory notes are outstanding. These notes bear interest at a rate of 6% and the remaining balances are payable on March 1, 2003.

The fair value of the common stock issued was based on the average trading price of the Company’s common stock for four days before, four days after, and including the public announcement date. In addition, the Company assumed options to purchase an aggregate of 111,978 shares of its common stock with an estimated fair value of $876,000 determined using the Black-Scholes option pricing model. All assumed options were fully vested and, as such, no allocation to deferred stock-based compensation was required

The Company did not acquire certain of the ViFi fixed assets and the credit card processing product line which remained with the selling shareholder of ViFi (“Selling Shareholder”). In addition, after the acquisition date, the Company licensed certain technology acquired in the ViFi acquisition to an entity controlled by the Selling Shareholder and received a net license fee of $811,000. The license fee will be accounted for as a purchase price adjustment in 2003 and was included in other accrued liabilities in the accompanying consolidated balance sheet at December 31, 2002. The Company also paid $183,000 for services provided by an entity controlled by the Selling Shareholder. These amounts have been expensed as incurred.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the purchase method of accounting, the results of ViFi have been included since the acquisition date, January 28, 2002. If the operating results of ViFi had been included since the beginning of the period for the years ended December 31, 2002, 2001 and 2000, the pro forma results of the Company would be as follows (in thousands, except per share data):

	For the Year Ended December 31,
	2002	2001	2000
Revenue	$131,394	$107,853	$62,006
Loss from operations	$(9,539)	$(55,138)	$(63,580)
Net loss	$(37,978)	$(53,371)	$(61,900)
Basic and diluted net loss per share	$(1.18)	$(1.71)	$(2.26)
Weighted average shares used in computing basic and diluted net loss per share	32,277	31,203	27,436

1View Network Corporation

On June 21, 2000, the Company completed its acquisition of 1View Network Corporation (“1View”), a company based in San Francisco, California that provides electronic information aggregation solutions for the financial services market. The purchase price consisted of $2 million in cash and 921,872 shares of common stock and shares underlying options to purchase common stock in exchange for all of the outstanding shares and options of 1View. The fair value of the common stock issued in connection with the acquisition was valued at $38.7 million. The estimated fair value of the Company stock issued was $42 per share based on the average trading price for the 4 days before, 4 days after and including the public announcement date of the transaction. Vested and unvested employee stock options were valued using the Black-Scholes pricing model and the intrinsic value related to unvested employee options was allocated to deferred stock-based compensation. The acquisition was accounted for using the purchase method of accounting. The purchase accounting resulted in goodwill and identifiable intangible assets of $38.7 million. Deferred stock-based compensation of $6.6 million was included for the unvested stock options assumed in connection with the acquisition and was amortized over the estimated service period of the employees.

AnyTime Access, Inc.

On July 31, 2000, the Company completed its acquisition of ATA, a company based in Sacramento, California that provides services and solutions that allow credit unions, banks and other financial institutions to outsource certain consumer communication and other administrative functions associated with consumer loan originations. The Company issued 2,121,862 shares of common stock and shares underlying options and warrants to purchase common stock with an estimated fair value of approximately $112.7 million in exchange for all of the outstanding shares, options and warrants of ATA. The estimated fair value of the Company stock issued was $53 per share based on the average trading price for the 4 days before, 4 days after and including the public announcement date of the transaction. Vested and unvested employee stock options and warrants were valued using the Black-Scholes pricing model and the intrinsic value related to unvested employee options was allocated to deferred stock-based compensation. The acquisition was accounted for using the purchase method of accounting. The purchase accounting resulted in goodwill and identifiable intangible assets of $111.5 million. An impairment write down of $29.0 million related to ATA goodwill was recognized in 2002 upon implementation of SFAS No. 142 as described in Note 7. Deferred stock-based compensation in the amount of $2.2 million was included for the unvested stock options assumed in connection with the acquisition and was amortized over the estimated service period of the employees.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    CASH, CASH EQUIVALENTS AND INVESTMENTS

At December 31, 2002, cash and cash equivalents and short-term investments consist of the following (in thousands):

	Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Cash and cash equivalents
Cash	$15,930	$—	$—	$15,930
Money market funds	32,200	—	—	32,200

	$48,130	$—	$—	$48,130

Short-term investments
Certificate of deposit	$10,051	$—	$—	$10,051
Commercial paper	16,198	—	88	16,286

	$26,249	$—	$88	$26,337

As of December 31, 2001, cash and cash equivalents, short-term investments and long-term investments consist of the following (in thousands):

	Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Cash and cash equivalents
Cash	$4,085	$—	$—	$4,085
Money market funds	4,729	—	—	4,729
Commercial paper	6,520	(3)	—	6,517

	$15,334	$(3)	$—	$15,331

Short-term investments
Certificate of deposit	$4,764	$—	$—	$4,764
Commercial paper	33,536	(7)	150	33,679

	$38,300	$(7)	$150	$38,443

Long-term investments
Commercial paper	$7,452	$(2)	$50	7,500
Certificate of deposit	5,882	—	—	5,882

	$13,334	$(2)	$50	$13,382

There were no realized gains or losses on investments for the years ended December 31, 2002, 2001 and 2000. The certificate of deposit held at December 31, 2001 was pledged as collateral for a $10 million note, as further discussed in Note 8. Accordingly, we classified $5.9 million of the certificate of deposit as a long-term investment to correspond to the long-term portion of the note. There were no restrictions on cash and cash equivalents or investments as of December 31, 2002.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	December 31,
	2002	2001
Leasehold improvements	$6,602	$6,309
Equipment	36,081	33,589
Software	17,598	16,682
Furniture and fixtures	4,797	4,723
Construction in process	1,255	574

	66,333	61,877
Less: accumulated depreciation and amortization	(35,712)	(24,093)

	$30,621	$37,784

Assets acquired under capitalized lease obligations are included in property and equipment and totaled $5.0 million and $5.1 million with related accumulated amortization of $2.8 million and $1.9 million at December 31, 2002 and 2001, respectively.

7.    GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142 effective January 1, 2002 and evaluated the goodwill related to its prior acquisitions, 1View and ATA, using the fair value approach prescribed by SFAS No. 142. The Company determined that there was no impairment related to the 1View goodwill based on the enterprise level analysis performed. 1View and ViFi are included at the enterprise level in the “Internet banking” reporting unit as there are no separately identifiable cash flows.

Based on the analysis of the ATA goodwill at the “lending” reporting unit, the Company determined that an impairment write-down was necessary. The amount of the impairment was estimated based on a valuation process that combined estimating the present value of the future cash flows of ATA with obtaining the market value to revenue multiples of comparable publicly traded companies and applying these multiples to the projected and historical revenue of ATA. This valuation process yielded a goodwill carrying value of $32.1 million which required an impairment write-down of $29.0 million. This amount has been recorded in the consolidated statement of operations for the year ended December 31, 2002 as a cumulative effect of change in accounting principle.

The change in the balance of goodwill during the year ended December 31, 2002 is set forth below (in thousands):

	1View	ATA	ViFi	Total
Balance, December 31, 2001 Accumulated amortization, December 31, 2001	$33,783	$85,301	$—	$119,084
	(14,742)	(24,168)	—	(38,910)

Net balance, December 31, 2001	19,041	61,133	—	80,174
Add: Goodwill related to purchase of ViFi	—	—	50,552	50,552
Less: Cumulative effect of change in accounting principle	—	(29,036)	—	(29,036)

Balance, December 31, 2002	$19,041	$32,097	$50,552	$101,690

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002 and 2001, all other intangible assets were subject to amortization. A summary of the other intangible assets as of December 31, 2002 and 2001 is set forth below (in thousands):

	Gross Balance	Accumulated Amortization	Carrying Amount
December 31, 2002:
Customer relationships	$27,030	$(10,205)	$16,825
Acquired technology	9,040	(6,640)	2,400

Total intangible assets	$36,070	$(16,845)	$19,225

December 31, 2001:
Assembled workforce	$1,490	$(1,407)	$83
Customer relationships	20,230	(5,374)	14,856
Acquired technology	9,040	(5,920)	3,120
Covenant not-to-compete	380	(231)	149

Total intangible assets	$31,140	$(12,932)	$18,208

In 2002, $6.8 million was added to the intangible asset balance as part of the purchase of ViFi attributable to customer relationships. Amortization expense for all intangible assets was $5.8 million for the year ended December 31, 2002. Estimated intangible asset amortization expense remaining for the next five years ending December 31 is as follows (in thousands):

2003	$5,646
2004	5,646
2005	5,330
2006	1,373
2007	1,133

8.    REVOLVING LINE OF CREDIT AND EQUIPMENT LEASING LINE OF CREDIT

In October 2002, the Company entered into a revised agreement for a $20 million revolving credit commitment with a bank (the “Revolver”) that expires on October 25, 2003. Interest on outstanding borrowings is payable monthly. The interest rate on the Revolver is equal to either (i) the bank’s prime rate; (ii) LIBOR plus 2.0% when aggregate borrowings on the Revolver are less than or equal to $10 million; or (iii) LIBOR plus 2.25% when aggregate borrowings on the Revolver are more than $10 million. The Company may draw down against the Revolver by either electing the bank’s prime rate or LIBOR for 1-month, 2-month, 3-month, or 6-month LIBOR terms. As of December 31, 2002, the Company had $6.8 million of borrowings outstanding under the Revolver with an interest rate of 3.81%, or 3-month LIBOR plus 2.0% on the date we borrowed against the Revolver. On January 31, 2003, the Company repaid the $6.8 million balance on the Revolver.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under covenants of the Revolver, the Company is required to (i) maintain a tangible net worth of not less than $60 million at all times, (ii) maintain positive quarterly operating income after adjusting for certain non-cash and non-recurring items, and (iii) maintain a ratio of current assets to current liabilities of greater than 1.50 to 1.0. The Company was in compliance with the covenants at December 31, 2002.

9.    COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under non-cancelable operating and capital leases with various expiration dates through 2007. Certain of the facility leases have renewal options. Additionally, the terms of the facility leases provide generally for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under the facility leases was $3.2 million, $3.3 million and $2.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Future minimum lease payments under all noncancelable capitalized and operating leases for the next five years ending December 31 are as follows (in thousands):

	Capital	Operating
2003	$503	$3,064
2004	—	2,798
2005	—	939
2006	—	384
2007	—	289

Total minimum lease payments	503	$7,474

Amount representing interest	(19)

Present value of capitalized lease obligations	$484

In February 2001, the Company entered into a long-term contract with a vendor to provide bill payment services and in May 2002, the Company renewed an endorsement agreement with a banking industry association. These contracts include minimum annual commitments as follows (in thousands):

2003	$6,125
2004	5,307
2005	146

Total	$11,578

Payments made under the contracts amounted to $14.3 million for the year ended December 31, 2002.

Legal Proceedings

In Re Digital Insight Corporation Initial Public Offering Securities Litigation

On December 6, 2001, the Company and three of its current and former officers and directors as well as most of the managing underwriters in its previous public offerings were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231 and consolidated with numerous other lawsuits similar to this lawsuit. The claims are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. The individual defendants have been dismissed from the lawsuit without prejudice. The Company disputes these claims and intends to defend this lawsuit vigorously. The litigation is still in the preliminary stages and an unfavorable outcome is not currently probable or reasonably estimable. However, the outcome of any litigation is uncertain and an unfavorable outcome could have a material adverse impact on results of operation or cash flows in future periods.

FundsXpress Financial Network, Inc. Litigation

In March 2002, FundsXpress Financial Network, Inc. (“FundsXpress”) initiated a lawsuit against the Company in the United States District Court in Austin, Texas. The lawsuit alleged, among other claims, misappropriation of trade secrets and copyright infringement, and named certain members of senior management as defendants in their individual capacities.

On March 5, 2003 and subsequent to the Company’s year-end, FundsXpress and the Company agreed to a full and complete settlement. Based in part upon the advice of independent counsel, the Board of Directors approved the settlement proposal and authorized management to finalize the settlement. While continuing to vigorously dispute the validity of the FundsXpress claims and damages, the Board and management determined it was in the best interests of the Company to avoid the expense and uncertainties involved in all litigation and forego continued distractions of management. In connection with the settlement, the Company recorded a charge of $6.9 million in the fourth quarter, net of probable insurance recoveries, as further described in Note 15.

10.    INCOME TAXES

As of December 31, 2002, the Company had estimated net operating loss carry-forwards for federal and state purposes of $97.3 million and $46.1 million, respectively. State net operating loss carry-forwards began to expire in 2001 and federal tax net operating loss carry-forwards will begin to expire in 2018.

Given its history of operating losses and potential limitations on the utilization of net operating losses, the Company has recorded a full valuation allowance against its deferred tax assets as there is uncertainty surrounding the realization of the benefits in future tax returns. Accordingly, the accompanying statements of operations include no benefit for income taxes.

The components of the Company’s deferred tax assets are (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carry-forwards	$37,136	$39,264
Research credit carry-forwards	285	285
Stock compensation	220	153
Accruals, reserves and other	8,267	3,309

	45,908	43,011
Deferred tax asset valuation allowance	(37,728)	(35,266)

Net deferred tax asset	$8,180	$7,745

Deferred tax liabilities:
Amortization of acquired intangible assets	(8,180)	(7,745)

Net deferred taxes	$—	$—

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    NOTES RECEIVABLE

Stockholder Note

As of December 31, 2001, a stockholder owed $124,000 in principal and accumulated interest, evidenced by a note receivable. In September 2002, the stockholder repaid the Company $130,000 in full satisfaction of the outstanding principal and accumulated interest. Interest income realized for the years ended December 31, 2002, 2001 and 2000 on the loans was $6,000, $9,000 and $12,000, respectively.

Notes Receivable from Officers

As of December 31, 2002 and 2001, notes receivables from officers of $255,000 and $452,000, respectively, have been included in other current assets. The notes receivable as of December 31, 2002 related to loans to one officer and one former officer. In January 2003, the former officer repaid the outstanding balance of $140,000. The remaining balance will be fully repaid or forgiven by 2004 depending on the employment status of the officer. The notes receivable as of December 31, 2001 related to loans to three officers and one former officer of the Company. All loans were granted in connection with relocation packages prior to July 31, 2002 when the prohibition on executive loans under the Sarbanes-Oxley Act came into effect.

Loan amounts are expensed as forgiven, in the period forgiven. During the years ended December 31, 2002 and 2001, the amounts charged to operations for loan forgiveness were $183,000 and $20,000, respectively. No loan balances were forgiven during the year ended December 31, 2000.

12.    COMMON STOCK

In July 1999, nFront completed its initial public offering of 2,026,500 shares for net proceeds of $31.6 million.

In October 1999, Digital Insight completed its initial public offering of 4,025,000 shares of common stock for net proceeds of $54.5 million.

In August 2000, Digital Insight completed its secondary public offering of 2,150,000 shares of common stock for net proceeds of $62.4 million.

Warrants to purchase 11,447 shares of common stock at an exercise price of $25.95 per share remain outstanding at December 31, 2002.

13.    STOCK-BASED COMPENSATION PLANS

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1997 Stock Plan

In August 1997, the Company adopted the 1997 Stock Plan (the “1997 Plan”). The 1997 Plan provides for the granting of stock options and common stock to employees and consultants of the Company. Options granted under the 1997 Plan may be either ISO or NSO. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. As of December 31, 2002, the Company has reserved 3,000,000 shares of common stock for issuance under the 1997 Plan. At December 31, 2002, there were 614,695 shares of common stock available for future grant under the 1997 Plan.

1999 Stock Plan

In June 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). At December 31, 2002, the Company has reserved 5,250,000 shares of common stock for issuance under the 1999 Plan. The 1999 Plan allows grants of ISOs, NSOs and restricted stock to employees, non-employee board members and consultants. At December 31, 2002, there were 736,521 shares of common stock available for future grant under the 1999 Plan.

The 1999 Plan is subject to annual increases on March 1 of each year, equal to the lesser of 750,000 shares, 5% of the Company’s shares outstanding on that date, or a lesser amount determined by the board of directors.

1View Plan

In connection with the acquisition of 1View, the Company assumed the Stock Option Plan of 1View, including incentive and non-statutory stock options to purchase 292,559 shares of common stock with an exercise price of $0.44 per share. Options granted under the 1View Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over periods up to four years. At December 31, 2002, there were 193,497 shares of common stock available for future grant. The Company does not intend to grant any additional options under this plan.

ATA Plan

In connection with the acquisition of with ATA, the Company assumed the Stock Option Plan of ATA, including incentive and non-statutory stock options to purchase 68,347 shares of common stock with exercise prices ranging from $0.19 per share to $37.62 per share. Options granted under the ATA Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over periods up to four years. At December 31, 2002, there were 163,813 shares of common stock available for future grant. The Company does not intend to grant any additional options under this plan.

ViFi Plan

In connection with the acquisition of with ViFi, the Company assumed the Stock Option Plan of ViFi, including incentive and non-statutory stock options to purchase 111,978 shares of common stock with exercise prices ranging from $9.46 per share to $18.93 per share. Options granted under the ViFi Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over periods up to four years. At December 31, 2002, there were 122,998 shares of common stock available for future grant. The Company does not intend to grant any additional options under this plan.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 Non-Employee Director Stock Option Plan

On May 3, 2001, the Company adopted the 2001 Non-Employee Director Stock Option Plan, which provides for the granting of stock options to outside directors who are not employees of the Company. The options granted under this plan are NSOs. At December 31, 2002, the Company has reserved 281,000 shares of common stock for issuance under this plan. The plan is subject to annual increases on March 1 of each year, equal to the lesser of 50,000 shares,  1/10 of one percent of the outstanding common shares on such date, or a lesser amount determined by the board of directors. As of December 31, 2002, there were 21,001 shares of common stock available for future grant.

Stock option activity under the plans is as follows:

	2000		2001		2002
	Options Outstanding	Exercise Price Per Share	Options Outstanding	Exercise Price Per Share	Options Outstanding	Exercise Price Per Share
Outstanding at January 1	2,042,276	$0.30-$44.50	4,091,681	$0.19-$83.88	4,904,641	$0.19-$83.88
Assumed from nFront	627,926	$2.12-$75.99	—	—	—	—
Assumed from 1View	292,559	$0.44	—	—	—	—
Assumed from ATA	68,347	$0.19-$37.62	—	—	—	—
Assumed from ViFi	—	—	—	—	111,978	$9.46-$18.93
Granted	2,529,142	$0.19-$83.88	2,357,450	$7.55-$22.81	1,982,032	$8.36-$27.70
Cancelled	(480,129)	$0.19-$81.00	(956,413)	$0.19-$80.00	(1,130,836)	$0.50-$83.88
Exercised	(988,440)	$0.30-$22.45	(588,077)	$0.19-$17.44	(724,777)	$0.19-$26.25

Outstanding at December 31	4,091,681	$0.19-$83.88	4,904,641	$0.19-$83.88	5,143,038	$0.19-$83.88

Options outstanding and exercisable by price range as of December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
$ 0.00-$ 8.50	556,898	6.0	$3.32	487,908	$2.78
$ 8.51-$17.00	2,660,855	7.2	$13.20	901,266	$12.81
$17.01-$25.50	1,004,904	8.5	$21.85	269,485	$21.07
$25.51-$34.00	136,481	8.1	$28.84	49,731	$30.40
$34.01-$42.00	561,823	7.0	$37.68	364,564	$37.70
$42.51-$51.00	40,891	6.9	$45.87	29,690	$45.89
$51.01-$59.50	500	0.3	$51.25	333	$51.25
$59.51-$68.00	43,000	5.6	$61.85	30,247	$61.84
$68.01-$76.50	130,353	7.0	$73.30	92,810	$73.29
$76.51-$84.00	7,333	3.9	$79.85	6,165	$79.63

	5,143,038	7.3	$19.20	2,232,199	$19.88

1999 Employee Stock Purchase Plan

On June 21, 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 900,000 shares of common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock on every May 1 and November 1 of each year. The price of the common stock purchased under the

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the offering date of each two-year offering period or the specified purchase date. During the years ended December 31, 2002 and 2001, 158,277 and 119,795 shares were purchased for $1.5 million and $1.2 million, respectively. At December 31, 2002, there were 539,943 shares of common stock available for future purchase.

Deferred stock-based compensation

Through December 31, 2002, the Company recorded deferred stock-based compensation of $14.6 million (including deferred stock-based compensation of $6.6 million and $2.2 million recorded in connection with the acquisitions of 1View and ATA, respectively) related to the issuance of stock options at prices subsequently determined to be below fair market value. These charges are being amortized over the estimated service period of the employees. Amortization of $1.4 million, $5.8 million and $5.2 million has been recognized as stock-based compensation expense in the years ended December 31, 2002, 2001 and 2000, respectively.

Fair value assumptions

As described in Note 2, the Company applies the provisions of APB 25 and related interpretations in accounting for employee stock-based compensation arrangements.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing model as specified pursuant to SFAS No. 123 with the following assumptions:

	Year Ended December 31,
	2002	2001	2000
Expected life (years)	5	5	4
Risk free interest rate	3.03%	4.39%	5.9%
Expected volatility	94%	90%	110%
Dividend yield	—	—	—

14.    EMPLOYEE BENEFITS

Effective September 1, 1998, the Company adopted a Defined Contribution Profit Sharing Plan. This plan includes a 401(k) salary deferral plan. Employees are eligible to participate in the plan upon meeting minimum eligibility requirements. Contributions to the 401(k) plan are in the form of employee-salary deferrals. The plan allows the Company to make matching contributions, in amounts determined by the Company, to an employee’s deferrals and provides for additional discretionary contributions by the Company. Through December 31, 2002, the Company had not made any contributions to the plan, however, the Company will match 50% of employee contributions up to 2% of their salary during the year ended December 31, 2003.

15.    RESTRUCTURING, ASSET IMPAIRMENT, AND OTHER CHARGES

Restructuring

In February 2001, the Company strategically restructured its business to reduce operating expenses from redundant functions and facilities that primarily resulted from the three acquisitions completed in 2000. As a result of this process, 58 employee positions were eliminated and the Company’s facility in San Francisco, California was closed. In 2001, the Company recorded a restructuring charge of $1.6 million for severance payments and related benefits for employees whose positions were eliminated, $940,000 in deferred stock-based compensation expense for the acceleration of stock options and $707,000 for exit costs as a result of the closure of the San Francisco facility and related lease termination.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2002, the Company initiated restructuring activities to optimize its cost structure. These plans included restructuring its operations by geographically consolidating certain business functions including customer service, web services, and software development. As a result of this restructuring process, the Company has reduced space utilized at three facilities, terminated 57 employees, and relocated or reassigned 18 employees. In 2002, the Company recorded a charge of $850,000 for severance payments and $1,230,000 for the facilities closures. A summary of the restructuring accrual is as follows (in thousands):

	Employee Related	Exit Costs	Deferred Stock–based Compensation	Total
2001 restructuring charge	$1,629	$707	$940	$3,276
Cash payments	(1,376)	(707)	—	(2,083)
Non-cash charge	—	—	(940)	(940)

Restructuring accrual, December 31, 2001	253	—	—	253

2002 restructuring charge	850	1,230	—	2,080
Cash payments	(837)	(1,044)	—	(1,881)
Non-cash charge	(53)	—	—	(53)

Restructuring accrual, December 31, 2002	$213	$186	$—	$399

Asset Impairment

During the quarter ended March 31, 2002, the Company recorded an asset impairment charge of $2.9 million to reduce the carrying value of long-lived assets consisting primarily of purchased computer software and equipment that were abandoned or removed from operations during the quarter. The impaired assets were written-down to their estimated fair value less costs to sell.

Other Charges

As further discussed in Note 9, the Company recorded a charge of approximately $6.9 million, net of probable insurance recoveries, to settle the FundsXpress litigation. During the year ended December 31, 2002, the Company recorded a charge of $351,000 to write off the legal, accounting, and printing costs incurred to prepare for a public offering of common stock that was voluntarily withdrawn.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    REPORTABLE SEGMENTS

Since the acquisition of ATA in July 2000, the Company has managed its business in two reportable segments: the Internet banking division and the lending division. Management does not allocate deferred stock- based compensation to the reportable segments when evaluating the performance of the Internet banking and lending divisions. As a result, deferred stock-based compensation is included with unallocated expenses in the table that follows. The results of operations from these reportable segments were as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Internet Banking Division	Lending Division	Unallocated Expenses(4)	Total
Year ended December 31, 2002:
Revenue	$114,541	$15,846	$—	$130,387
Gross profit(1)	56,925	5,868	(436)	62,357
Income (loss) from operations(1)	9,250	737	(19,482)	(9,495)

Year ended December 31, 2001:
Revenue	$79,045	$15,590	$—	$94,635
Gross profit(2)	34,855	5,163	(760)	39,258
Loss from operations(2)	(9,591)	(534)	(43,822)	(53,947)

Year ended December 31, 2000:
Revenue	$48,040	$6,388	$—	$54,428
Gross profit(3)	20,789	752	(394)	21,147
Loss from operations(3)	(25,695)	(1,536)	(33,998)	(61,229)
Total assets at December 31, 2002	$207,168	$51,895	$—	$259,063
Total assets at December 31, 2001	$148,153	$88,475	$—	$236,628
Total assets at December 31, 2000	$173,253	$108,973	$—	$282,226

(1)	Gross profit includes $436 of deferred stock-based compensation. Income (loss) from operations includes $1,409 of deferred stock-based compensation, $5,793 of intangible asset amortization, and $12,280 of restructuring, asset impairment and other charges.

(2)	Gross profit includes $760 of deferred stock-based compensation. Loss from operations includes $4,817 of deferred stock-based compensation, $35,729 of goodwill and intangible asset amortization, and $3,276 of restructuring charges.

(3)	Gross profit includes $394 of deferred stock-based compensation. Loss from operations includes $5,215 of deferred stock-based compensation, $16,125 of goodwill and intangible asset amortization, and $12,658 of merger related charges.

(4)	Unallocated expenses are comprised of deferred stock compensation, intangible asset amortization, goodwill impairment charges and restructuring, asset impairment and other charges that are not used by segment management to operate their businesses.

For the year ended December 31, 2002, no customer comprised more than 10% of revenues. The Company has no foreign operations.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years indicated (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Net loss before cumulative effect of accounting change	$(8,895)	$(51,948)	$(57,489)
Cumulative effect of change in accounting principle	(29,036)	—	(2,515)

Net loss	$(37,931)	$(51,948)	$(60,004)

Weighted average shares	31,984	29,301	25,724
Weighted average unvested common shares subject to repurchase	—	—	(190)

Denominator for basic and diluted calculation	31,984	29,301	25,534

Basic and diluted net loss per share before cumulate effect of change in accounting principle	$(0.28)	$(1.77)	$(2.25)
Per share cumulative effect of change in accounting principle	(0.91)	—	(0.10)

Basic and diluted net loss per share	$(1.19)	$(1.77)	$(2.35)

Common stock equivalents that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Weighted average effect of common stock equivalents:
Warrants	—	—	48
Unvested common shares subject to repurchase	—	—	190
Employee stock options	1,175	1,092	2,847

	1,175	1,092	3,085

The following table adjusts the net loss and net loss per share for the impact of the implementation of SFAS No. 142 (in thousands, except for per share data):

	Year Ended December 31,
	2002	2001	2000
Net loss before cumulative effect of change in accounting principle	$(8,895)	$(51,948)	$(57,489)
Add back: goodwill amortization	—	25,508	13,402

Adjusted net loss before cumulative effect of change in accounting principle	(8,895)	(26,440)	(44,087)
Cumulative effect of change in accounting principle	(29,036)	—	(2,515)

Adjusted net loss	$(37,931)	$(26,440)	$(46,602)

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(0.28)	$(1.77)	$(2.25)
Add back: goodwill amortization	—	0.87	0.52
Cumulative effect of change in accounting principle	(0.91)	—	(0.10)

Adjusted basic and diluted net loss per share	$(1.19)	$(0.90)	$(1.83)

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table presents summarized quarterly financial data as reported for the years ended December 31, 2002 and 2001 (in thousands, except per share data).

	Quarter Ended
2002	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$30,124	$32,079	$33,853	$34,331
Gross profit	$14,093	$14,838	$16,343	$17,083
Net income (loss) before cumulative effect of change in accounting method	$(5,680)	$(257)	$1,652	$(4,610)
Net income (loss)	$(34,716)	$(257)	$1,652	$(4,610)
Basic net income (loss) per share before cumulative effect of change in accounting method	$(0.18)	$(0.01)	$0.05	$(0.14)
Basic net income (loss) per share	$(1.11)	$(0.01)	$0.05	$(0.14)
Shares used in computing basic per share amounts	31,214	32,095	32,214	32,398
Diluted net income (loss) per share before cumulative effect of change in accounting method	$(0.18)	$(0.01)	$0.05	$(0.14)
Diluted net income (loss) per share	$(1.11)	$(0.01)	$0.05	$(0.14)
Shares used in computing diluted per share amounts	31,214	32,095	33,089	32,398

	Quarter Ended
2001	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$20,416	$22,686	$24,524	$27,009
Gross profit	$6,786	$9,461	$10,697	$12,314
Net loss	$(20,026)	$(13,283)	$(9,938)	$(8,701)
Basic and diluted net loss per share	$(0.69)	$(0.45)	$(0.34)	$(0.29)
Shares used to compute basic and diluted per share amounts	28,924	29,276	29,429	29,565

DIGITAL INSIGHT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Provisions	Write-offs	Balance at End of Year
Allowance for doubtful accounts
December 31, 2002	$726	$1,910	$(1,891)	$745
December 31, 2001	397	490	(161)	726
December 31, 2000	116	358	(77)	397

Valuation allowance for deferred tax assets
December 31, 2002	$35,266	$2,462	$—	$37,728
December 31, 2001	27,229	8,037	—	35,266
December 31, 2000	10,153	17,076	—	27,229