Form 10-Q
period 2003-03-31
DIGITAL INSIGHT CORP
filed 2003-05-13
CIK 1037275

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2003

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

Common Stock, $0.001 par value
32,510,794 shares outstanding as of March 31, 2003

DIGITAL INSIGHT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

DIGITAL INSIGHT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$56,229	$48,130
Short-term investments	10,125	26,249
Accounts receivable, net of allowance for doubtful accounts of $911 and $745	16,832	17,899
Accumulated implementation costs	3,925	4,478
Other current assets	3,954	5,655

Total current assets	91,065	102,411
Property and equipment, net of accumulated depreciation of $38,869 and $35,712	30,563	30,621
Goodwill, net of accumulated amortization of $38,910	101,040	101,690
Intangible assets, net of accumulated amortization of $18,259 and $16,845	17,811	19,225
Accumulated implementation costs	4,670	4,841
Other assets	234	275

Total assets	$245,383	$259,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,479	$6,059
Accrued compensation and related benefits	3,157	3,526
Customer deposits and deferred revenue	7,036	7,738
Other accrued liabilities	8,488	17,853
Line of credit	—	6,765
Current portion of capital lease obligations	305	484
Current portion of long-term debt	—	938

Total current liabilities	26,465	43,363
Customer deposits and deferred revenue	5,815	6,037

Total liabilities	32,280	49,400

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 32,510,794 and 32,435,156 shares issued and outstanding	32	32
Additional paid-in capital	387,217	386,629
Accumulated deficit	(174,146)	(176,998)

Total stockholders’ equity	213,103	209,663

Total liabilities and stockholders’ equity	$245,383	$259,063

The accompanying notes are an integral part of these consolidated financial statements

DIGITAL INSIGHT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended March 31,

	2003	2002

Revenues	$35,507	$30,124
Cost of revenues (including amortization of deferred stock-based compensation of $182 for the three months ended March 31, 2002)	17,427	16,079

Gross profit	18,080	14,045

Operating expenses:
Sales, general and administrative (including amortization of deferred stock-based compensation of $217 for the three months ended March 31, 2002)	10,076	9,589
Research and development (including amortization of deferred stock-based compensation of $51 for the three months ended March 31, 2002)	3,552	3,921
Amortization of intangible assets	1,414	1,443
Restructuring and asset impairment charges	—	4,980

Total operating expenses	15,042	19,933

Income (loss) from operations	3,038	(5,888)
Interest and other income, net	126	208

Net income (loss) before cumulative effect of change in accounting method and provision for income taxes	3,164	(5,680)
Provision for income taxes	312	—

Net income (loss) before cumulative effect of change in accounting method	2,852	(5,680)
Cumulative effect of change in accounting method	—	(29,036)

Net income (loss)	$2,852	$(34,716)

Basic and diluted net income (loss) per share before cumulative effect of change in accounting method	$0.09	$(0.18)
Per share cumulative effect of change in accounting method	—	(0.93)

Basic and diluted net income (loss) per share	$0.09	$(1.11)

Shares used to compute basic net income (loss) per share	32,467	31,214

Shares used to compute diluted net income (loss) per share	32,866	31,214

The accompanying notes are an integral part of these consolidated financial statements

DIGITAL INSIGHT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,852	$(34,716)
Adjustments to reconcile net income (loss) to net cash from operations:
Cumulative effect of change in accounting method	—	29,036
Restructuring and asset impairment charges	—	4,980
Depreciation and amortization of property and equipment	3,157	3,153
Amortization of intangible assets	1,414	1,443
Amortization of deferred stock-based compensation	—	450
Interest income on stockholders’ notes receivable	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	1,067	(1,277)
Accumulated implementation costs	723	414
Other current assets	1,703	(559)
Other assets	693	43
Accounts payable	1,418	(2,593)
Accrued compensation and related benefits	(369)	(856)
Customer deposits and deferred revenue	(924)	(1,063)
Other accruals	(9,366)	(1,221)

Net cash provided by (used in) operating activities	2,368	(2,768)

Cash flows from investing activities:
Net maturities (purchases) of investments	16,124	(2,583)
Acquisition of property and equipment	(3,099)	(1,333)
Acquisition of Virtual Financial Services, Inc. (“ViFi”)	—	(4,518)

Net cash provided by (used in) investing activities	13,025	(8,434)

Cash flows from financing activities:
Net (repayments) borrowings of debt	(7,882)	2,658
Proceeds from issuance of common stock	588	3,606

Net cash (used in) provided by financing activities	(7,294)	6,264

Net increase (decrease) in cash and cash equivalents	8,099	(4,938)
Cash and cash equivalents, beginning of the period	48,130	15,334

Cash and cash equivalents, end of the period	$56,229	$10,396

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$41	$199
Effect of ViFi acquisition:
Accounts receivable	—	(1,153)
Other assets	—	(985)
Goodwill and intangibles	—	(57,352)
Accounts payable, accrued compensation and benefits and other accruals	—	4,815
Customer deposits and deferred revenue	—	2,057
Other accruals	—	2,394
Current portion of long-term debt	—	3,750
Common stock issued in acquisition	—	41,956

The accompanying notes are an integral part of these consolidated financial statements

DIGITAL INSIGHT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     The Company and Summary of its Significant Accounting Policies

        The Company

        Digital Insight Corporation (the “Company”), reorganized as a Delaware corporation in March 1997, provides Internet banking and online lending services primarily to credit unions, small to mid-sized banks and savings and loans.  Its Internet banking services include Internet banking and bill payment services for individual customers, online business banking for business customers, a target marketing program to market additional financial services to end users, customized web site design and implementation and other services.  The Company’s lending services allow credit unions, banks and insurance companies to outsource their consumer loan application processing functions.  Substantially all of the Company’s revenues are derived from these services.

        In January 2002, the Company completed the acquisition of Virtual Financial Services, Inc. (“ViFi”).  As discussed in Note 5 below, this acquisition was accounted for under the purchase method of accounting and the results of operations of ViFi have been included in the Company’s financial results since the date of acquisition.

        Method of presentation

        The accompanying consolidated financial statements for the three months ended March 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the “SEC”).  Independent accountants have not audited these consolidated financial statements. The consolidated financial statements, however, include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods.  However, these results are not necessarily indicative of results for any other interim period or for the full year.  The accompanying consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

        Management believes that the disclosures included in the accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

        Cumulative effect of change in accounting method

        As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment only approach.  Under SFAS No. 142, goodwill is tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired.

        Upon the adoption of SFAS No. 142, the Company evaluated the goodwill related to its prior acquisitions, 1View Network Corporation (“1View”) and AnyTime Access, Inc. (“ATA”), using the fair value approach prescribed by SFAS No. 142.  The Company determined that there was no impairment related to the 1View goodwill, which is included at the “Internet banking” reporting unit, based on the enterprise level analysis performed.  Based on the analysis of the ATA goodwill at the “lending” reporting unit, the Company determined that an impairment write-down of $29.0 million was necessary.  This amount has been recorded in the consolidated statement of operations for the quarter ended March 31, 2002 as a cumulative effect of change in accounting method.

        Stock-based compensation

        The Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-based Compensation Transition Disclosure – an Amendment of FAS 123” effective January 1, 2003.  The Company accounts for stock-based compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on stock-based compensation, net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (amounts in thousands, except per share data):

	Three Months ended March 31,

	2003	2002

Stock-based compensation:
As reported	$—	$450
Additional stock-based compensation expense determined under the fair value method	2,291	4,127

Pro forma	$2,291	$4,577

Net income (loss):
As reported	$2,852	$(34,716)
Additional stock-based compensation expense determined under the fair value method	(2,291)	(4,127)

Pro forma	$561	$(38,843)

Net income (loss) per share—basic and diluted:
As reported	$0.09	$(1.11)
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.07)	(0.13)

Pro forma	$0.02	$(1.24)

        Reclassifications

        Certain costs  and operating expenses have been reclassified on the consolidated financial statements for 2002 in order to conform to the 2003 presentation. These reclassifications affect three categories of expense and include:  1) revenue-sharing fees paid by the Company to data processing vendors which have been reclassified from cost of revenues to sales, general and administrative expense to reflect the increasingly marketing-focused nature of these relationships; 2) most security and compliance costs were reclassified to cost of revenues from research and development expense to reflect the Company’s increased security emphasis on its proprietary data center technologies as compared to the historical focus on development of security related product features; and 3) amortization of capitalized internal use software which was reclassified to cost of revenues from research and development expense to conform to such practice adopted by many application software vendors in recent years.

        Previously reported amounts for the costs affected for the quarter ended March 31, 2002, were:  Cost of revenues - $16,031,000; Research and development - $4,573,000; and Sales, general and administrative expenses - $8,985,000.

        New accounting standards

        In December 2002, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively, adoption may be reported as a cumulative effect adjustment.  EITF 00-21 requires that these arrangements be divided into separate units of accounting if certain criteria are met.  Consideration is allocated among the separate units of accounting based on their relative fair values.  EITF 00-21 does not address the timing or method of revenue recognition for a given unit of accounting.  The Company intends to adopt EITF 00-21 prospectively effective for the quarter ending September 30, 2003.  The Company is currently evaluating the impact of EITF 00-21 on its results of operations and financial position, however, management does not believe the impact will be material.

2.     Restructuring and Asset Impairment Charges

        During the quarter ended March 31, 2002, the Company initiated restructuring activities to optimize its cost structure.  As a result of this process, 57 employees were terminated, 18 employees were relocated or reassigned and space utilized at three facilities was reduced.  For the quarter ended March 31, 2002, the Company recorded a charge of $850,000 for severance payments and a charge of $1.2 million for the facilities closures.  A summary of the changes in the restructuring accrual is as follows (in thousands):

	Employee Related	Exit Costs	Total

Restructuring accrual, December 31, 2002	$213	186	$399
Cash payments	(88)	(21)	(109)

Restructuring Accrual, March 31, 2003	$125	$165	$290

        In addition, the Company recorded an asset impairment charge of $2.9 million during the quarter ended March 31, 2002.  This charge reduced the carrying value of certain long-lived assets, consisting primarily of purchased computer software and equipment, that were abandoned or removed from operations during the quarter to their estimated fair value less costs to sell.

3.     Goodwill and Intangible Assets

        During the quarter ended March 31, 2003, the Company adjusted the purchase price of ViFi in accordance with the allocation period provisions of SFAS No. 141, “Business Combinations.” Based on the Company’s reassessment of the net assets acquired,  the purchase price was reduced by $650,000 primarily due to the sale of an acquired software license to the former owner of ViFi.  This adjustment has been recorded as a decrease in the goodwill associated with the purchase of ViFi.  The change in the balance of goodwill during the quarter ended March 31, 2003 is set forth below (in thousands):

	1View	ATA	ViFi	Total

Balance, December 31, 2002	$19,041	$32,097	$50,552	$101,690
Less: ViFi purchase price adjustment	—	—	(650)	(650)

Balance, March 31, 2003	$19,041	$32,097	$49,902	$101,040

        As of March 31, 2003, all other intangible assets were subject to amortization.  A summary of the other intangible assets as of March 31, 2003 and December 31, 2002 is set forth below (in thousands):

	Gross Balance	Accumulated Amortization	Carrying Amount

March 31, 2003:
Customer relationships	$27,030	$(11,439)	$15,591
Acquired technology	9,040	(6,820)	2,220

Total intangible assets	$36,070	$(18,259)	$17,811

December 31, 2002:
Customer relationships	$27,030	$(10,205)	$16,825
Acquired technology	9,040	(6,640)	2,400

Total intangible assets	$36,070	$(16,845)	$19,225

        Estimated intangible asset amortization expense remaining for the year ended December 31, 2003 and for the next four years ending December 31 is as follows (in thousands):

2003	$4,232
2004	5,646
2005	5,330
2006	1,373
2007	1,133

4.     Reportable Segments and Major Customers

        The Company manages its business through two reportable segments: the Internet banking division and the lending division.  The results of operations from these reportable segments were as follows for the three months ended March 31, 2003 and 2002 (in thousands):

	Internet Banking Division	Lending Division	Unallocated Expenses (3)	Total

Three months ended March 31, 2003:
Revenues	$31,333	$4,174	$—	$35,507
Cost of revenues	15,033	2,394	—	17,427
Gross profit	16,300	1,780	—	18,080
Operating expenses (1)	12,351	1,277	1,414	15,042
Income (loss) from operations	3,949	503	(1,414)	3,038
Total assets at March 31, 2003	$194,760	$50,623	$—	$245,383
Three months ended March 31, 2002:
Revenues	$26,508	$3,616	$—	$30,124
Cost of revenues (2)	13,428	2,469	182	16,079
Gross profit	13,080	1,147	(182)	14,045
Operating expenses (2)	12,126	1,116	6,691	19,933
Income (loss) from operations	954	31	(6,873)	(5,888)
Total assets at March 31, 2002	$175,993	$84,356	$—	$260,349

(1)	Operating expenses include $1,414 of intangible asset amortization.

(2)

Cost of revenues includes $182 of deferred stock-based compensation.  Operating expenses include $268 of deferred stock-based compensation, $1,443 of intangible asset amortization, and $4,980 of restructuring and asset impairment charges.

(3)

Unallocated expenses are comprised of deferred stock compensation, intangible asset amortization, and restructuring, asset impairment and other charges that are not used by segment management to operate their businesses.

        For the three-month periods ended March 31, 2003 and 2002 no customer comprised more than 10% of revenues.

5.     Acquisition of ViFi

        In January 2002, the Company completed the acquisition of ViFi, a privately-owned company based in Indianapolis, Indiana.

        The acquisition has been accounted for using the purchase method of accounting. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis and the purchase price allocation provided an initial goodwill balance of $50.6 million and identifiable intangible assets comprised of customer relationships of $6.8 million at the acquisition date.  During the first quarter of 2003, the Company reassessed the value of the net assets acquired and recorded a goodwill adjustment of $650,000 primarily due to the sale of an acquired software license to the former owner of ViFi as described in Note 3.  The customer relationship identifiable intangible asset is being amortized on a straight-line basis over an estimated useful life of six years.

        The results of ViFi have been included since the acquisition date.  If the operating results of ViFi had been included since the beginning of the quarter ended March 31, 2002, the pro forma results of the Company would be as follows (in thousands, except per share data):

Revenue	$31,539
Operating loss	$(5,850)
Net loss	$(34,681)
Basic and diluted loss per share	$(1.09)
Weighted average shares used in computing basic and diluted loss per share	31,799

6.     Contingencies

     See Part II – Item 1 “Legal Proceedings.”

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management’s best judgment based on factors currently known.  Actual results and experience could differ materially from the anticipated results or other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002.  We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report.

        The following discussion should be read together with the accompanying Consolidated Financial Statements and Notes.

        As of March 31, 2003, we had contracts with 1,622 financial institutions, comprised of 1,405 contracts for Internet banking services, 525 contracts for cash management services and 201 contracts for online lending services. There were approximately 3.8 million active Internet banking end users at the end of the quarter, up 22% from a year earlier and 7% from the preceding quarter.  We had a total of 1,285 Internet banking clients with live sites at March 31, 2003, representing approximately 31.7 million potential end users and an overall penetration rate of 11.9%.  The total number of potential Internet banking end users, including contracted Internet banking clients that have yet to complete the implementation process, was 33.8 million.

        We manage our business through two reportable segments: the Internet banking division and the lending division.  The operating results of these reportable segments were as follows for the three months ended March 31, 2003 and 2002 (in thousands):

	Internet Banking Division	Lending Division	Unallocated Expenses (3)	Total

Three months ended March 31, 2003:
Revenues	$31,333	$4,174	$—	$35,507
Cost of revenues	15,033	2,394	—	17,427
Gross profit	16,300	1,780	—	18,080
Operating expenses (1)	12,351	1,277	1,414	15,042
Income (loss) from operations	3,949	503	(1,414)	3,038
Total assets at March 31, 2003	$194,760	$50,623	$—	$245,383
Three months ended March 31, 2002:
Revenues	$26,508	$3,616	$—	$30,124
Cost of revenues (2)	13,428	2,469	182	16,079
Gross profit	13,080	1,147	(182)	14,045
Operating expenses (2)	12,126	1,116	6,691	19,933
Income (loss) from operations	954	31	(6,873)	(5,888)
Total assets at March 31, 2002	$175,993	$84,356	$—	$260,349

(1)	Operating expenses include $1,414 of intangible asset amortization.

(2)

Cost of revenues includes $182 of deferred stock-based compensation.  Operating expenses include $268 of deferred stock-based compensation, $1,443 of intangible asset amortization, and $4,980 of restructuring and asset impairment charges.

(3)

Unallocated expenses are comprised of deferred stock compensation, intangible asset amortization, and restructuring, asset impairment and other charges that are not used by segment management to operate their businesses.

        For the three-month periods ended March 31, 2003 and 2002 no customer comprised more than 10% of revenues.

Results of Operations

        The discussion of the results of operations compares the three months ended March 31, 2003 with the three months ended March 31, 2002.

        Certain amounts for the quarter ended March 31, 2002 have been reclassified to conform to the 2003 presentation.  The cost categories impacted by these reclassifications include “Cost of Revenues,” “Sales, General, and Administrative,” and “Research and Development.”  See Note 1 to the Consolidated Financial Statements for further detail on these reclassifications.

        Revenues: Revenues for the three months ended March 31, 2003 were approximately $35.5 million, an increase of 18% from the approximately $30.1 million reported for the same period of the prior year.

        The Internet banking division reported revenues of $31.3 million for the quarter ended March 31, 2003 compared to approximately $26.5 million for the same quarter last year.  This increase of approximately $4.8 million, or 18%, was primarily due to an increased number of end users which was mainly driven by an increased penetration rate within our existing customer base.  Active Internet banking end users increased 22% from March 31, 2002 to approximately 3.8 million users at March 31, 2003.

        Revenues related to the lending division for the quarter ended March 31, 2003 were approximately $4.2 million compared to approximately $3.6 million for the quarter ended March 31, 2002.  This increase of approximately $558,000, or 15%, resulted from an increase of 66% in applications processed in the first quarter of 2003 to 138,000 from 83,000 in the prior year quarter, partially offset by a shift from historical call center applications to Internet applications.  Internet applications produce lower revenue per transaction; however, the costs associated with Internet applications are lower than those associated with our call center applications resulting in a higher gross margin percentage per transaction.

        Cost of Revenues: Cost of revenues is comprised primarily of salaries and related personnel expenses, network costs, expenses related to the operation of our data centers, fees paid to third parties including bill payment vendors and communication services providers, amortization of deferred implementation costs and amortization of internally developed software.  Cost of revenues increased 8% to approximately $17.4 million for the three months ended March 31, 2003 from approximately $16.1 million for the same period last year.  Cost of revenues for the quarter ended March 31, 2002 includes $182,000 of deferred stock-based compensation that has not been allocated to the Internet banking or lending divisions.

        Cost of revenues for the quarter ended March 31, 2003 included approximately $15.0 million related to the Internet banking division compared to approximately $13.4 million for the quarter ended March 31, 2002.  This increase of approximately $1.6 million, or 12%, was primarily due to the cost to service additional financial institutions and end users.  The percentage increase for Internet banking cost of sales was smaller than the increase in the corresponding revenues due to our high concentration of fixed costs as discussed in the “Gross Profit” section.

        Cost of revenues related to the lending division was approximately $2.4 million for the quarter ended March 31, 2003 compared to approximately $2.5 million for the quarter ended March 31, 2002 reflecting the lower costs associated with Internet applications described above.

        Gross Profit: Gross profit increased from approximately $14.0 million for the three months ended March 31, 2002 to approximately $18.1 million for the three months ended March 31, 2003.  Gross profit margin for the Internet banking division increased to 52% for the current year three month period from 49% for the prior year quarter.  The increase in gross profit margin for the Internet banking division is primarily attributable to the leverage in our business model that leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base.  Gross profit margin for the lending division increased to 43% for the three months ended March 31, 2003 from 32% for the same period last year.  The increase in gross margin for the lending division is due to the larger proportion of Internet applications discussed in the “Revenues” section above.

        Operating Expenses:  Operating expenses include sales, general and administrative expenses, research and development, amortization of intangible assets, and restructuring and asset impairment charges.  Operating expenses were approximately $15.0 million for the three months ended March 31, 2003, a decrease of $4.9 million or 25% from approximately $19.9 million in the prior year three month period.  This decrease in operating expenses is primarily due to the restructuring and asset impairment charges recorded during the three months ended March 31, 2002.

        Sales, General and Administrative: Sales, general and administrative expenses consist primarily of salaries and related expenses for executives, sales, marketing, finance, client relations, human resources and administrative personnel, and other general corporate expenses. In addition, these expenses include fees paid to data processing vendors through joint marketing arrangements and other marketing expenses, such as our client conference, trade shows and promotional costs.

        Sales, general and administrative expenses increased 5%, from approximately $9.6 million for the three months ended March 31, 2002 to approximately $10.1 million for the three months ended March 31, 2003 due primarily to additional sales and marketing costs associated with our end user adoption program as well as our annual client conference held in March 2003.  As a percentage of revenues, sales, general and administrative expenses decreased from 32% for the three months ended March 31, 2002 to 28% for the three months ended March 31, 2003.

        Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of our products.  Research and development expenses decreased to approximately $3.6 million for the three months ended March 31, 2003 from approximately $3.9 million for the prior year three month period.  The decrease was primarily due to the geographic consolidation of certain business functions as part of our 2002 restructuring program.

        Amortization of Intangible Assets: Amortization of intangible assets was unchanged at approximately $1.4 million for the three months ended March 31, 2003 and March 31, 2002.

        Restructuring and Asset Impairment Charges:  During the quarter ended March 31, 2002, we initiated a restructuring program to optimize our cost structure.   As a result, we reduced space utilized at three facilities, eliminated 57 positions, and relocated or reassigned 18 employees.  For the quarter ended March 31, 2002, we recorded a charge of $850,000 for severance payments and $1.2 million for the facilities closures.  Also, during the quarter ended March 31, 2002, we recorded an asset impairment charge of $2.9 million to reduce the carrying value of long-lived assets that were abandoned or removed from operations.

        Interest and Other Income, Net: Interest and other income, was approximately $126,000 for the three months ended March 31, 2003 compared to approximately $208,000 for the three months ended March 31, 2002.  This decrease is due primarily to a decline in the average yield earned on our investment portfolio during the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.

        Provision for income taxes:  During the quarter ended March 31, 2003, we recorded a provision for income taxes of $312,000.  This provision was recorded due to California’s decision in late 2002 to temporarily prohibit the use of net operating loss carry-forwards to offset taxable income.

        Cumulative Effect of Change in Accounting Method: Due the adoption of SFAS No. 142, we recorded a cumulative effect of change in accounting method of $29.0 million during the quarter ended March 31, 2002 to write down the carrying value of goodwill related to the ATA acquisition to its estimated fair value.

Liquidity and Capital Resources

        At March 31, 2003, we had cash and cash equivalents of approximately $56.2 million and short-term investments of approximately $10.1 million.  Our short-term investments are comprised of readily marketable commercial paper. Our intent is to hold these investments to maturity.  For financial statement presentation we classify our investments as short-term and long-term, based upon their maturity dates.

        The value of our commercial paper is sensitive to changes in the level of U.S. interest rates and the market ratings of the underlying companies.  Therefore, if commercial paper we hold is sold prior to its maturity date, a gain or loss may result.

        In October 2002, we entered into a revised agreement for a $20.0 million revolving credit commitment with a bank (the “Revolver”), that expires on October 25, 2003.  As of December 31, 2002, $6.8 million was outstanding under the Revolver that was repaid on January 31, 2003.  There are no borrowings currently outstanding under the Revolver.

        Net cash provided by operating activities was approximately $2.4 million for the three months ended March 31, 2003 and net cash used in operations was approximately $2.8 million for the three months ended March 31, 2002.  The increase in cash from operations was primarily the result of our operating income of $3.0 million during the quarter ended March 31, 2003 as compared to our loss from operations of $5.9 million including restructuring and asset impairment charges for the three months ended March 31,

2002.  Cash from operations also benefited from a reduction in our days sales outstanding on accounts receivable during the quarter ended March 31, 2003.  The impact of our operating results and improved collections was partially offset by the litigation settlement payment made during the first quarter of 2003.

        Net cash provided by investing activities was approximately $13.0 million for the three months ended March 31, 2003 and net cash used in investing activities was approximately $8.4 million for the three months ended March 31, 2002.  The change in cash from investing activities was the result of net investment maturities in the quarter ended March 31, 2003 versus net investment purchases during the quarter ended March 31, 2002, as well as the purchase of ViFi during the prior year quarter.

        Net cash used in financing activities was approximately $7.3 million for the three months ended March 31, 2003 compared to cash provided by financing activities of approximately $6.3 million for the three months ended March 31, 2002.  The decrease in cash from financing activities is primarily due to the repayment of debt during the quarter ended March 31, 2003.

        We have no material commitments other than obligations under our operating and capital leases and minimum vendor purchase commitments.  Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing efforts.  We expect to continue to expend significant amounts on ongoing research and development, computer and related data center equipment, and personnel.

        We believe that our cash, cash equivalents, short-term investments, and cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. We can also address unanticipated liquidity needs through borrowings under our Revolver if necessary.  We intend to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment grade securities.

New Accounting Standards

        In December 2002, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively, adoption may be reported as a cumulative effect adjustment.  EITF 00-21 requires that these arrangements be divided into separate units of accounting if certain criteria are met.  Consideration is allocated among the separate units of accounting based on their relative fair values.  EITF 00-21 does not address the timing or method of revenue recognition for a given unit of accounting.  We intend to adopt this statement prospectively effective for the quarter ending September 30, 2003.  We are currently evaluating the impact of EITF 00-21 on our results of operations and financial position, however, we do not believe the impact will be material.

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

        To the extent we draw on our Revolver, we are also exposed to the impact of interest rate changes. The interest rate charged on the Revolver varies with the bank’s prime rate or LIBOR and, consequently, our interest expense will fluctuate with changes in the general level of these interest rates.  We had no amounts outstanding under the Revolver at March 31, 2003.

        We are not exposed to foreign currency risk since all revenues and expenses are in US dollars. There were no significant changes in our market risk during the quarter ended March 31, 2003.

ITEM 4.          Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.  Within the 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-14(c) and 15d-14(c)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        Changes in Our Controls.  Subsequent to the date of the evaluation of our disclosure controls and procedures, there have been no significant changes in our internal controls or any other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

        On December 6, 2001, Digital Insight and three of its current and former officers and directors were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims, which were also asserted against the managing underwriters in our previous public offerings, are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. The individual defendants have been dismissed from the lawsuit without prejudice.  We dispute these claims and intend to defend this lawsuit vigorously.  The litigation is still in the preliminary stages and an unfavorable outcome is not currently considered by management to be probable or reasonably estimable.  The outcome of any litigation, however, is inherently uncertain and an unfavorable outcome could have a material adverse effect on our consolidated results of operations and cash flows in future periods.

        In addition to this lawsuit, we may be involved from time to time in litigation arising in the normal course of our business.  Although we are currently not a party to any such litigation that we believe would have a material adverse effect, individually or in the aggregate, on our business or financial condition, it is possible that in the future we could become a party to such proceedings.

ITEM 6.          Exhibits and Reports on Form 8-K

     (a)     Exhibits

        3.1 Third Amended and Restated Certificate of Incorporation of Registrant, as currently in effect. Incorporated by reference to the exhibits filed with our Registration Statement on Form S-1 (File No. 333-81547), which was declared effective on September 30, 1999.

        3.2 Restated Bylaws of Registrant and Amendments One through Six thereto, as currently in effect. Incorporated by reference to the exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 2002.

      99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)     Reports on Form 8-K

        On April 24, 2003, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K which contains information required under “Item 12.  Results of Operations and Financial Condition.”  The Current Report on Form 8-K includes a copy of our press release dated April 24, 2003, reporting our results of operations and financial condition for the quarter ended March 31, 2003.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL INSIGHT CORPORATION

Date: May 13, 2003	By:	/s/ ELIZABETH S.C.S. MURRAY

Elizabeth S.C.S. Murray Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 13, 2003	By:	/s/ KYLE MC INTOSH

Kyle McIntosh Controller (Principal Accounting Officer)

CERTIFICATIONS

I, John Dorman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Digital Insight Corporation;

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ JOHN DORMAN

	Name:	John Dorman
	Title:	Chairman of the Board, President and Chief Executive Officer

I, Elizabeth S.C.S. Murray, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Digital Insight Corporation;

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ ELIZABETH S.C.S. MURRAY

	Name:	Elizabeth S.C.S. Murray
	Title:	Executive Vice President and Chief Financial Officer