Form 10-Q
period 2003-06-30
DIGITAL INSIGHT CORP
filed 2003-08-04
CIK 1037275

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common Stock, $0.001 par value

32,698,824 shares outstanding as of June 30, 2003

DIGITAL INSIGHT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

DIGITAL INSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share information)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$70,582	$48,130
Short-term investments	5,698	26,249
Accounts receivable, net of allowance for doubtful accounts of $706 and $745	17,206	17,899
Accumulated implementation costs	3,759	4,478
Prepaid and other current assets	2,501	5,655

Total current assets	99,746	102,411
Property and equipment, net of accumulated depreciation of $42,051 and $35,712	28,885	30,621
Goodwill, net of accumulated amortization of $38,910	101,040	101,690
Intangible assets, net of accumulated amortization of $19,671 and $16,845	16,399	19,225
Accumulated implementation costs	4,388	4,841
Other assets	193	275

Total assets	$250,651	$259,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,209	$6,059
Accrued compensation and related benefits	3,764	3,526
Customer deposits and deferred revenue	7,553	7,738
Other accrued liabilities	9,017	17,853
Line of credit	—	6,765
Current portion of capital lease obligations	193	484
Current portion of long-term debt	—	938

Total current liabilities	26,736	43,363
Customer deposits and deferred revenue	5,538	6,037

Total liabilities	32,274	49,400

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 32,698,824 and 32,435,156 shares issued and outstanding	33	32
Additional paid-in capital	388,935	386,629
Accumulated deficit	(170,591)	(176,998)

Total stockholders’ equity	218,377	209,663

Total liabilities and stockholders’ equity	$250,651	$259,063

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues	$37,262	$32,079	$72,769	$62,203

Cost of revenues (including amortization of deferred stock-based compensation of $226 and $408 for the three months and six months ended June 30, 2002)	17,872	16,997	35,299	33,076

Gross profit	19,390	15,082	37,470	29,127

Operating expenses:
Sales, general and administrative (including amortization of deferred stock-based compensation of $468 and $685 for the three months and six months ended June 30, 2002)	10,562	9,784	20,638	19,373
Research and development (including amortization of deferred stock-based compensation of $69 and $120 for the three months and six months ended June 30, 2002)	3,678	4,236	7,229	8,157
Amortization of intangible assets	1,414	1,455	2,828	2,898
Restructuring and asset impairment charges	—	—	—	4,980

Total operating expenses	15,654	15,475	30,695	35,408

Income (loss) from operations	3,736	(393)	6,775	(6,281)

Interest and other income, net	123	136	248	344

Net income (loss) before provision for income taxes and cumulative effect of change in accounting method	3,859	(257)	7,023	(5,937)

Provision for income taxes	304	—	616	—

Net income (loss) before cumulative effect of change in accounting method	3,555	(257)	6,407	(5,937)
Cumulative effect of change in accounting method	—	—	—	(29,036)

Net income (loss)	$3,555	$(257)	$6,407	$(34,973)

Basic net income (loss) per share before cumulative effect of change in accounting method	$0.11	$(0.01)	$0.20	$(0.19)
Per share cumulative effect of change in accounting method	—	—	—	(0.92)

Basic net income (loss) per share	$0.11	$(0.01)	$0.20	$(1.11)

Diluted net income (loss) per share before cumulative effect of change in accounting method	$0.11	$(0.01)	$0.19	$(0.19)
Per share adjustment for cumulative effect in change in accounting method	—	—	—	(0.92)

Diluted net income (loss) per share	$0.11	$(0.01)	$0.19	$(1.11)

Shares used to compute basic net income (loss) per share	32,615	32,095	32,541	31,657

Shares used to compute diluted net income (loss) per share	33,447	32,095	33,066	31,657

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$6,407	$(34,973)
Adjustments to reconcile net income (loss) to net cash from operations:
Cumulative effect of change in accounting method	—	29,036
Restructuring and asset impairment charges	—	4,980
Depreciation and amortization of property and equipment	6,339	6,278
Amortization of intangible assets	2,828	2,898
Amortization of deferred stock-based compensation	—	1,213
Interest income on stockholders’ notes receivable	—	(4)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	693	(166)
Accumulated implementation costs	1,172	909
Other current assets	3,154	300
Other assets	730	110
Accounts payable	150	584
Accrued compensation and related benefits	238	(3,601)
Customer deposits and deferred revenue	(684)	(767)
Other accruals	(8,836)	(3,313)

Net cash provided by operating activities	12,191	3,484

Cash flows from investing activities:
Net maturities (purchases) of investments	20,551	(2,033)
Acquisition of property and equipment	(4,603)	(3,250)
Acquisition of Virtual Financial Services, Inc. (“ViFi”)	—	(4,518)

Net cash provided by (used in) investing activities	15,948	(9,801)

Cash flows from financing activities:
Net repayments of debt	(7,994)	(3,493)
Proceeds from issuance of common stock	2,307	4,598

Net cash (used in) provided by financing activities	(5,687)	1,105

Net increase (decrease) in cash and cash equivalents	22,452	(5,212)
Cash and cash equivalents, beginning of the period	48,130	15,334

Cash and cash equivalents, end of the period	$70,582	$10,122

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$54	$428

Effect of ViFi acquisition:
Accounts receivable	—	(1,153)
Other assets	—	(985)
Goodwill and intangibles	—	(57,352)
Accounts payable, accrued compensation and benefits and other accruals	—	4,815
Customer deposits and deferred revenue	—	2,057
Other accruals	—	2,394
Current portion of long-term debt	—	3,750
Common stock issued in acquisition	—	41,956

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Summary of its Significant Accounting Policies

The Company

Digital Insight Corporation (the “Company”), a Delaware corporation, provides Internet banking and online lending services primarily to credit unions, small to mid-sized banks and savings and loans. Its Internet banking services include Internet banking and bill payment services for individual customers, online business banking for business customers, a target marketing program to market additional financial services to end users, customized web site design and implementation and other services. The Company’s lending services allow credit unions, banks and insurance companies to outsource their consumer loan application processing functions. Substantially all of the Company’s revenues are derived from these services.

In January 2002, the Company completed the acquisition of Virtual Financial Services, Inc. (“ViFi”). As discussed in Note 5 below, this acquisition was accounted for under the purchase method of accounting and the results of operations of ViFi have been included in the Company’s financial results since the date of acquisition.

Method of presentation

The accompanying consolidated financial statements for the three months and six months ended June 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the “SEC”). Independent accountants have not audited these consolidated financial statements. The consolidated financial statements, however, include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

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

Upon the adoption of SFAS No. 142, the Company evaluated the goodwill related to its prior acquisitions, 1View Network Corporation (“1View”) and AnyTime Access, Inc. (“ATA”), using the fair value approach prescribed by SFAS No. 142. The Company determined that there was no impairment related to the 1View goodwill, which is included at the “Internet banking” reporting unit, based on the enterprise level analysis performed. Based on the analysis of the ATA goodwill at the “lending” reporting unit, the Company determined that an impairment write-down of $29.0 million was necessary. This amount has been recorded in the consolidated statement of operations for the six months ended June 30, 2002 as a cumulative effect of change in accounting method.

Stock-based compensation

The Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-based Compensation Transition Disclosure – an Amendment of FAS 123,” effective January 1, 2003. The Company accounts for stock-based compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on stock-based compensation, net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Stock-based compensation:
As reported	$—	$763	$—	$1,213
Additional stock-based compensation expense determined under the fair value method	2,845	5,160	5,136	9,288

Pro forma	$2,845	$5,923	$5,136	$10,501

Net income (loss):
As reported	$3,555	$(257)	$6,407	$(34,973)
Additional stock-based compensation expense determined under the fair value method	(2,845)	(5,160)	(5,136)	(9,288)

Pro forma	$710	$(5,417)	$1,271	$(44,261)

Net income (loss) per share—basic:
As reported	$0.11	$(0.01)	$0.20	$(1.11)
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.09)	(0.16)	(0.16)	(0.29)

Pro forma	$0.02	$(0.17)	$0.04	$(1.40)

Net income (loss) per share—diluted:
As reported	$0.11	$(0.01)	$0.19	$(1.11)
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.09)	(0.16)	(0.15)	(0.29)

Pro forma	$0.02	$(0.17)	$0.04	$(1.40)

Reclassifications

Certain costs and operating expenses have been reclassified on the consolidated financial statements for 2002 in order to conform to the 2003 presentation. These reclassifications affect three categories of expense and include: 1) revenue-sharing fees paid by the Company to data processing vendors which have been reclassified from cost of revenues to sales, general and administrative expense to reflect the increasingly marketing-focused nature of these relationships; 2) most security and compliance costs were reclassified to cost of revenues from research and development expense to reflect the Company’s increased security emphasis on its proprietary data center technologies as compared to the historical emphasis on product development and 3) amortization of capitalized internal use software which was reclassified to cost of revenues from research and development expense to conform to such practice adopted by many application software vendors in recent years.

Previously reported amounts for the costs affected for the three months and six months ended June 30, 2002, respectively were: Cost of revenues – $17,241,000 and $33,272,000; Research and development – $4,929,000 and $9,502,000; and Sales, general and administrative expenses – $8,847,000 and $17,832,000.

New accounting standards

In December 2002, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively, adoption may be reported as a cumulative effect adjustment.

EITF 00-21 requires that these arrangements be divided into separate units of accounting if certain criteria are met. Consideration is allocated among the separate units of accounting based on their relative fair values. EITF 00-21 does not address the timing or method of revenue recognition for a given unit of accounting. The Company intends to adopt EITF 00-21 prospectively effective for the quarter ending September 30, 2003. The Company is currently evaluating the impact of EITF 00-21 on its results of operations and financial position; however, management does not believe the impact will be material.

2.	Restructuring and Asset Impairment Charges

During the six months ended June 30, 2002, the Company initiated restructuring activities to optimize its cost structure. As a result of this process, 57 employees were terminated, 18 employees were relocated or reassigned and space utilized at three facilities was reduced. For the six months ended June 30, 2002, the Company recorded a charge of $850,000 for severance payments and a charge of $1.2 million for the facilities closures. The activity in the restructuring accrual during the six months ended June 30, 2003 is as follows (in thousands):

	Employee Related	Exit Costs	Total
Restructuring accrual, December 31, 2002	$213	186	$399
Cash payments	(88)	(84)	(172)
Reclassification to exit costs	(125)	125	—

Restructuring accrual, June 30, 2003	$—	$227	$227

In addition, the Company recorded an asset impairment charge of $2.9 million during the six months ended June 30, 2002. This charge reduced the carrying value of certain long-lived assets, consisting primarily of purchased computer software and equipment, that were abandoned or removed from operations during the quarter to their estimated fair value less costs to sell.

3.	Goodwill and Intangible Assets

During the six months ended June 30, 2003, the Company adjusted the purchase price of ViFi in accordance with the allocation period provisions of SFAS No. 141, “Business Combinations.” Based on the Company’s reassessment of the net assets acquired, the purchase price was reduced by $650,000 primarily due to the sale of an acquired software license to the former owner of ViFi. This adjustment has been recorded as a decrease in the goodwill associated with the purchase of ViFi. The change in the balance of goodwill during the six months ended June 30, 2003 is set forth below (in thousands):

	1View	ATA	ViFi	Total
Balance, December 31, 2002	$19,041	$32,097	$50,552	$101,690
Less: ViFi purchase price adjustment	—	—	(650)	(650)

Balance, June 30, 2003	$19,041	$32,097	$49,902	$101,040

As of June 30, 2003, all other intangible assets were subject to amortization. A summary of the other intangible assets as of June 30, 2003 and December 31, 2002 is set forth below (in thousands):

	Gross Balance	Accumulated Amortization	Carrying Amount
June 30, 2003:
Customer relationships	$27,030	$(12,671)	$14,359
Acquired technology	9,040	(7,000)	2,040

Total intangible assets	$36,070	$(19,671)	$16,399

December 31, 2002:
Customer relationships	$27,030	$(10,205)	$16,825
Acquired technology	9,040	(6,640)	2,400

Total intangible assets	$36,070	$(16,845)	$19,225

Estimated intangible asset amortization expense remaining for the year ended December 31, 2003 and for the next four years ending December 31 is as follows (in thousands):

2003	$2,821
2004	5,646
2005	5,330
2006	1,373
2007	1,133

4.	Reportable Segments and Major Customers

The Company manages its business through two reportable segments: the Internet banking division and the lending division. The results of operations from these reportable segments were as follows for the three months and six months ended June 30, 2003 and 2002 (in thousands):

	Internet Banking Division	Lending Division	Unallocated Expenses (3)	Total
Three months ended June 30, 2003:
Revenues	$32,864	$4,398	$—	$37,262
Cost of revenues	15,351	2,521	—	17,872
Gross profit	17,513	1,877	—	19,390
Operating expenses (1)	12,770	1,470	1,414	15,654
Income (loss) from operations	4,743	407	(1,414)	3,736
Total assets at June 30, 2003	$201,143	$49,508	$—	$250,651

Three months ended June 30, 2002:
Revenues	$28,045	$4,034	$—	$32,079
Cost of revenues (2)	14,395	2,376	226	16,997
Gross profit	13,650	1,658	(226)	15,082
Operating expenses (2)	12,136	1,347	1,992	15,475
Income (loss) from operations	1,514	311	(2,218)	(393)
Total assets at June 30, 2002	$199,856	$54,476	$—	$254,332

(1)	Operating expenses include $1,414 of intangible asset amortization.
(2)	Cost of revenues includes $226 of deferred stock-based compensation. Operating expenses include $537 of deferred stock-based compensation, and $1,455 of intangible asset amortization.
(3)	Unallocated expenses are comprised of deferred stock compensation, intangible asset amortization, and other charges that are not used by segment management to operate their businesses.

	Internet Banking Division	Lending Division	Unallocated Expenses (3)	Total
Six months ended June 30, 2003:
Revenues	$64,197	$8,572	$—	$72,769
Cost of revenues	30,384	4,915	—	35,299
Gross profit	33,813	3,657	—	37,470
Operating expenses (1)	25,121	2,746	2,828	30,695
Income (loss) from operations	8,692	911	(2,828)	6,775
Total assets at June 30, 2003	$201,143	$49,508	$—	$250,651

Six months ended June 30, 2002:
Revenues	$54,553	$7,650	$—	$62,203
Cost of revenues (2)	27,823	4,845	408	33,076
Gross profit	26,730	2,805	(408)	29,127
Operating expenses (2)	24,261	2,464	8,683	35,408
Income (loss) from operations	2,469	341	(9,091)	(6,281)
Total assets at June 30, 2002	$199,856	$54,476	$—	$254,332

(1)	Operating expenses include $2,828 of intangible asset amortization.
(2)	Cost of revenues includes $408 of deferred stock-based compensation. Operating expenses include $805 of deferred stock-based compensation, $2,898 of intangible asset amortization, and $4,980 of restructuring and asset impairment charges.
(3)	Unallocated expenses are comprised of deferred stock compensation, intangible asset amortization, and restructuring, asset impairment and other charges that are not used by segment management to operate their businesses.

For the three-month and six-month periods ended June 30, 2003 and 2002 no customer comprised more than 10% of revenues.

5.	Acquisition of ViFi

In January 2002, the Company completed the acquisition of ViFi, a privately-owned company based in Indianapolis, Indiana.

The results of ViFi have been included since the acquisition date. If the operating results of ViFi had been included since the beginning of the six months ended June 30, 2002, the pro forma results of the Company would be as follows (in thousands, except per share data):

Revenue	$63,210
Operating loss	$(6,325)
Net loss	$(35,020)
Basic and diluted loss per share	$(1.10)
Weighted average shares used in computing basic and diluted loss per share	31,950

6.	Contingencies

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

As of June 30, 2003, we had contracts with 1,651 financial institutions, comprised of 1,423 contracts for Internet banking services, 515 contracts for cash management services and 209 contracts for online lending services. There were 4 million active Internet banking end users at the end of the quarter, up 24% from a year earlier and 6% from the preceding quarter. We had a total of 1,306 Internet banking clients with live sites at June 30, 2003, representing 32.2 million potential end users and an overall penetration rate of 12.5%. The total number of potential Internet banking end users, including contracted Internet banking clients that have yet to complete the implementation process, was 34.4 million.

We manage our business through two reportable segments: the Internet banking division and the lending division. The operating results of these reportable segments were as follows for the three months and six months ended June 30, 2003 and 2002 (in thousands):

	Internet Banking Division	Lending Division	Unallocated Expenses (3)	Total
Three months ended June 30, 2003:
Revenues	$32,864	$4,398	$—	$37,262
Cost of revenues	15,351	2,521	—	17,872
Gross profit	17,513	1,877	—	19,390
Operating expenses (1)	12,770	1,470	1,414	15,654
Income (loss) from operations	4,743	407	(1,414)	3,736
Total assets at June 30, 2003	$201,143	$49,508	$—	$250,651

Three months ended June 30, 2002:
Revenues	$28,045	$4,034	$—	$32,079
Cost of revenues (2)	14,395	2,376	226	16,997
Gross profit	13,650	1,658	(226)	15,082
Operating expenses (2)	12,136	1,347	1,992	15,475
Income (loss) from operations	1,514	311	(2,218)	(393)
Total assets at June 30, 2002	$199,856	$54,476	$—	$254,332

(1)	Operating expenses include $1,414 of intangible asset amortization.
(2)	Cost of revenues includes $226 of deferred stock-based compensation. Operating expenses include $537 of deferred stock-based compensation, and $1,455 of intangible asset amortization.
(3)	Unallocated expenses are comprised of deferred stock compensation, intangible asset amortization, and other charges that are not used by segment management to operate their businesses.

	Internet Banking Division	Lending Division	Unallocated Expenses (3)	Total
Six months ended June 30, 2003:
Revenues	$64,197	$8,572	$—	$72,769
Cost of revenues	30,384	4,915	—	35,299
Gross profit	33,813	3,657	—	37,470
Operating expenses (1)	25,121	2,746	2,828	30,695
Income (loss) from operations	8,692	911	(2,828)	6,775
Total assets at June 30, 2003	$201,143	$49,508	$—	$250,651

Six months ended June 30, 2002:
Revenues	$54,553	$7,650	$—	$62,203
Cost of revenues (2)	27,823	4,845	408	33,076
Gross profit	26,730	2,805	(408)	29,127
Operating expenses (2)	24,261	2,464	8,683	35,408
Income (loss) from operations	2,469	341	(9,091)	(6,281)
Total assets at June 30, 2002	$199,856	$54,476	$—	$254,332

(1)	Operating expenses include $2,828 of intangible asset amortization.
(2)	Cost of revenues includes $408 of deferred stock-based compensation. Operating expenses include $805 of deferred stock-based compensation, $2,898 of intangible asset amortization, and $4,980 of restructuring and asset impairment charges.
(3)	Unallocated expenses are comprised of deferred stock compensation, intangible asset amortization, and restructuring, asset impairment and other charges that are not used by segment management to operate their businesses.

For the three-month and six-month periods ended June 30, 2003 and 2002 no customer comprised more than 10% of revenues.

Results of Operations

The discussion of the results of operations compares the three months and six months ended June 30, 2003 with the comparable periods in 2002.

Certain amounts for the quarter and six months ended June 30, 2002 have been reclassified to conform to the 2003 presentation. The cost categories impacted by these reclassifications include “Cost of Revenues,” “Sales, General, and Administrative,” and “Research and Development.” See Note 1 to the Consolidated Financial Statements for further detail on these reclassifications.

Comparison of three months ended June 30, 2003 and June 30, 2002

Revenues: Revenues for the three months ended June 30, 2003 were $37.3 million, an increase of 16% from $32.1 million reported for the same period of the prior year.

The Internet banking division reported revenues of $32.9 million for the quarter ended June 30, 2003 compared to $28.0 million for the same quarter last year. This increase of $4.9 million, or 17%, was primarily due to an increased number of end users which was mainly driven by an increased penetration rate within our existing customer base. Active Internet banking end users increased 24% from June 30, 2002 to 4 million users at June 30, 2003.

Revenues related to the lending division for the quarter ended June 30, 2003 were $4.4 million compared to $4.0 million for the quarter ended June 30, 2002. This increase of $364,000, or 9%, resulted from an increase of 31% in applications processed in the first quarter of 2003 to 155,000 from 118,000 in the prior year quarter, partially offset by a shift from historical call center applications to Internet applications. Internet applications produce lower revenue per transaction; however, the costs associated with Internet applications are lower than those associated with our call center applications resulting in a higher gross margin percentage per transaction.

Cost of Revenues: Cost of revenues is comprised primarily of salaries and related personnel expenses, network costs, expenses related to the operation of our data centers, fees paid to third parties including bill payment vendors and communication services providers, amortization of deferred implementation costs and amortization of internally developed software. Cost of revenues increased 5% to $17.9 million for the three months ended June 30, 2003 from

$17.0 million for the same period last year. Cost of revenues for the quarter ended June 30, 2002 includes $226,000 of deferred stock-based compensation that has not been allocated to the Internet banking or lending divisions.

Cost of revenues for the quarter ended June 30, 2003 included $15.4 million related to the Internet banking division compared to $14.4 million for the quarter ended June 30, 2002. This increase of $1.0 million, or 7%, was primarily due to the cost to service additional end user transactions. The percentage increase for Internet banking cost of sales was smaller than the increase in the corresponding revenues due to our high concentration of fixed costs as discussed in the “Gross Profit” section.

Cost of revenues related to the lending division was $2.5 million for the quarter ended June 30, 2003 compared to $2.4 million for the quarter ended June 30, 2002. This increase of $145,000, or 6%, was primarily due to the increase in costs to process additional applications.

Gross Profit: Gross profit increased to $19.4 million for the three months ended June 30, 2003 from $15.1 million for the three months ended June 30, 2002. Gross profit margin for the Internet banking division increased to 53% for the current year three month period from 49% for the prior year quarter. The increase in gross profit margin for the Internet banking division is primarily attributable to the leverage in our business model that leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base. Gross profit margin for the lending division increased to 43% for the three months ended June 30, 2003 from 41% for the same period last year. The increase in gross profit margin for the lending division is due to the larger proportion of Internet applications discussed in the “Revenues” section above.

Operating Expenses: Operating expenses include sales, general and administrative expenses, research and development, amortization of intangible assets, and restructuring and asset impairment charges. Operating expenses were $15.7 million for the three months ended June 30, 2003, an increase of $179,000, or 1%, from $15.5 million in the prior year three month period.

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

Sales, general and administrative expenses increased 8%, to $10.6 million for the three months ended June 30, 2003 from $9.8 million for the three months ended June 30, 2002 due primarily to additional sales and marketing costs associated with our end user adoption program and client retention initiatives. As a percentage of revenues, sales, general and administrative expenses decreased to 28% for the three months ended June 30, 2003 from 30% for the three months ended June 30, 2002.

Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of our products. Research and development expenses decreased to $3.7 million for the three months ended June 30, 2003 from $4.2 million for the prior year three month period. The decrease was primarily due to the successful completion of the migration of the ViFi customer base to our platform in 2002 and the geographic consolidation of certain business functions as part of our 2002 restructuring program.

Amortization of Intangible Assets: Amortization of intangible assets was $1.4 million for the three months ended June 30, 2003 and $1.5 million for the three months ended June 30, 2002.

Interest and Other Income, Net: Interest and other income, net was $123,000 for the three months ended June 30, 2003 compared to $136,000 for the three months ended June 30, 2002. This decrease is due primarily to a decline in the average yield earned on our investment portfolio during the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002.

Provision for income taxes: During the quarter ended June 30, 2003, we recorded a provision for income taxes of $304,000. This provision was recorded due to California’s decision in late 2002 to temporarily prohibit the use of net operating loss carry-forwards to offset taxable income.

Comparison of six months ended June 30, 2003 and June 30, 2002

Revenues: Revenues for the six months ended June 30, 2003 were $72.8 million, an increase of 17% from the $62.2 million reported for the same period of the prior year.

The Internet banking division reported revenues of $64.2 million for the six months ended June 30, 2003 compared to $54.6 million for the same period last year. This increase of $9.6 million, or 18%, was primarily due to an increased number of end users which was mainly driven by an increased penetration rate within our existing customer base. Active Internet banking end users increased 24% from June 30, 2002 to 4 million users at June 30, 2003.

Revenues related to the lending division for the six months ended June 30, 2003 were $8.6 million compared to $7.7 million for the period ended June 30, 2002. This increase of $922,000, or 12%, resulted from an increase of 46% in applications processed in the six months ended June 30, 2003 to 293,000 from 201,000 in the prior period, partially offset by a shift from historical call center applications to Internet applications. Internet applications produce lower revenue per transaction; however, the costs associated with Internet applications are lower than those associated with our call center applications resulting in a higher gross margin percentage per transaction.

Cost of Revenues: Cost of revenues increased 7% to $35.3 million for the six months ended June 30, 2003 from $33.1 million for the same period last year. Cost of revenues for the six months ended June 30, 2002 includes $408,000 of deferred stock-based compensation that has not been allocated to the Internet banking or lending divisions.

Cost of revenues for the six months ended June 30, 2003 included $30.4 million related to the Internet banking division compared to $27.8 million for the period ended June 30, 2002. This increase of $2.6 million, or 9%, was primarily due to the cost to service additional end user transactions. The percentage increase for Internet banking cost of sales was smaller than the increase in the corresponding revenues due to our high concentration of fixed costs as discussed in the “Gross Profit” section.

Cost of revenues related to the lending division increased $70,000, or 1%, to $4.9 million for the six months ended June 30, 2003 compared to $4.8 million for the period ended June 30, 2002.

Gross Profit: Gross profit increased to $37.5 million for the six months ended June 30, 2003 from $29.1 million for the six months ended June 30, 2002. Gross profit margin for the Internet banking division increased to 53% for the current year six month period from 49% for the prior year six month period. The increase in gross profit margin for the Internet banking division is primarily attributable to the leverage in our business model that leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base. Gross profit margin for the lending division increased to 43% for the six months ended June 30, 2003 from 37% for the same period last year. The increase in gross profit margin for the lending division is due to the larger proportion of Internet applications discussed in the “Revenues” section above.

Operating Expenses: Operating expenses were $30.7 million for the six months ended June 30, 2003, a decrease of $4.7 million or 13% from $35.4 million in the prior year six month period. This decrease in operating expenses is primarily due to the restructuring and asset impairment charges recorded during the six months ended June 30, 2002.

Sales, General and Administrative: Sales, general and administrative expenses increased 7%, to $20.6 million for the six months ended June 30, 2003 from $19.4 million for the six months ended June 30, 2002 due primarily to additional sales and marketing costs associated with our end user adoption program, client retention initiatives, and our annual client conference held in March 2003. As a percentage of revenues, sales, general and administrative expenses decreased to 28% for the six months ended June 30, 2003 from 31% for the six months ended June 30, 2002.

Research and Development: Research and development expenses decreased to $7.2 million for the six months ended June 30, 2003 from $8.2 million for the prior year six month period. The decrease was primarily due to the successful completion of the migration of the ViFi customer base to our platform in 2002 and the geographic consolidation of certain business functions as part of our 2002 restructuring program.

Amortization of Intangible Assets: Amortization of intangible assets was $2.8 million for the six months ended June 30, 2003 and $2.9 million for the six months ended June 30, 2002.

Restructuring and Asset Impairment Charges: During the period ended June 30, 2002, we initiated a restructuring program to optimize our cost structure. As a result, we reduced space utilized at three facilities, eliminated 57 positions, and relocated or reassigned 18 employees. For the quarter ended June 30, 2002, we recorded a charge of $850,000 for severance payments and $1.2 million for the facilities closures. Also, during the quarter ended June 30, 2002, we recorded an asset impairment charge of $2.9 million to reduce the carrying value of long-lived assets that were abandoned or removed from operations.

Interest and Other Income, Net: Interest and other income, net was $248,000 for the six months ended June 30, 2003 compared to $344,000 for the six months ended June 30, 2002. This decrease is due primarily to a decline in the average yield earned on our investment portfolio during the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002.

Provision for Income Taxes: During the six months ended June 30, 2003, we recorded a provision for income taxes of $616,000. This provision was recorded due to California’s decision in late 2002 to temporarily prohibit the use of net operating loss carry-forwards to offset taxable income.

Cumulative Effect of Change in Accounting Method: Due the adoption of SFAS No. 142, we recorded a cumulative effect of change in accounting method of $29.0 million during the quarter ended June 30, 2002 to write down the carrying value of goodwill related to the ATA acquisition to its estimated fair value.

Liquidity and Capital Resources

At June 30, 2003, we had cash and cash equivalents of $70.6 million and short-term investments of $5.7 million. At June 30, 2003, our short-term investments are comprised of readily marketable commercial paper. Our intent is to hold these investments to maturity. For financial statement presentation we classify our investments as short-term and long-term based upon their maturity dates.

The value of our commercial paper is sensitive to changes in the level of U.S. interest rates and the market ratings of the underlying companies. Therefore, if commercial paper we hold is sold prior to its maturity date, a gain or loss may result. We invest our cash in debt instruments of the U.S. government and its agencies, and in high-quality, investment grade corporate issuers. By policy, we limit the amount of credit exposure to any one issuer.

In October 2002, we entered into a revised agreement for a $20.0 million revolving credit commitment with a bank (the “Revolver”), that expires on October 25, 2003. As of December 31, 2002, $6.8 million was outstanding under the Revolver that was repaid on January 31, 2003. There are no borrowings currently outstanding under the Revolver.

Net cash provided by operating activities was $12.2 million for the six months ended June 30, 2003 compared to $3.5 million for the six months ended June 30, 2002. The increase in cash from operations was primarily the result of our operating income of $6.8 million during the six months ended June 30, 2003 as compared to our loss from operations of $6.3 million including restructuring and asset impairment charges for the six months ended June 30, 2002. Cash from operations also benefited from a reduction in our days sales outstanding on accounts receivable during the six months ended June 30, 2003. The impact of our operating results and improved collections was partially offset by the litigation settlement payment made during the first quarter of 2003.

Net cash provided by investing activities was $15.9 million for the six months ended June 30, 2003 and net cash used in investing activities was $9.8 million for the six months ended June 30, 2002. The change in cash from investing activities was the result of net investment maturities in the six months ended June 30, 2003 versus net investment purchases during the six months ended June 30, 2002, as well as the purchase of ViFi during the prior year period.

Net cash used in financing activities was $5.7 million for the six months ended June 30, 2003 compared to cash provided by financing activities of $1.1 million for the six months ended June 30, 2002. The decrease in cash from financing activities is primarily due to the repayment of debt during the six months ended June 30, 2003.

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

New Accounting Standards

In December 2002, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively, adoption may be reported as a cumulative effect adjustment. EITF 00-21 requires that these arrangements be divided into separate units of accounting if certain criteria are met. Consideration is allocated among the separate units of accounting based on their relative fair values. EITF 00-21 does not address the timing or method of revenue recognition for a given unit of accounting. We intend to adopt this statement prospectively effective for the quarter ending September 30, 2003. We are currently evaluating the impact of EITF 00-21 on our results of operations and financial position; however, we do not believe the impact will be material.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of the company’s sensitivity to market risk since the presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003 under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Our Controls. Subsequent to the date of the evaluation of our disclosure controls and procedures, there have been no significant changes in our internal controls or any other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On December 6, 2001, Digital Insight and three of its current and former officers and directors were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims, which were also asserted against the managing underwriters in our previous public offerings, are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the public offerings of more than 300 other companies. Along with these companies and the individual defendants, but not the underwriter defendants, we have agreed in principle with the plaintiffs to settle the claims. As part of the settlement, once the settlement papers have been fully negotiated and executed, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for these cases.

In addition to this lawsuit, we may be involved from time to time in litigation arising in the normal course of our business. Although we are currently not a party to any such litigation that we believe would have a material adverse effect, individually or in the aggregate, on our business or financial condition, it is possible that in the future we could become a party to such proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 1, 2003, our stockholders voted with respect to the following matters:

•	To elect one Class I Director to serve until the 2006 annual meeting of stockholders and until his successor is elected and qualified.

Votes Received
Mr. Henry DeNero	21,456,718 shares

In addition to the above directors, the following directors will continue in office:

Name	Class	Term Expires
Mr. Michael Hallman	II	2004
Mr. Greg Santora	II	2004
Mr. John Dorman	III	2005
Mr. James McGuire	III	2005
Mr. Robert North	III	2005

•	To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2003.

Votes Received
For	24,761,722 shares
Against	2,771,453 shares
Abstain	1,216 shares
Broker Non-Votes	0 shares

Neither our certificate of incorporation nor bylaws requires that the stockholders ratify the selection of PricewaterhouseCoopers LLP as our independent accountants. We have done so because we believe it is a matter of good corporate practice. Although the stockholders have ratified the appointment of PricewaterhouseCoopers LLP, the Board and the Audit Committee in their discretion may change the appointment at any time during the year if they determine that such change would be in the best interests of Digital Insight and our stockholders.

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

10.1 Amendment dated October 5, 2001 to the Agreement between Metavante and the Registrant dated February 28, 2001. (Confidential treatment has been requested for portions of this document). Filed herewith.

10.2 Second Amendment to the Agreement between Metavante and the Registrant, effective July 1, 2003. (Confidential treatment has been requested for portions of this document). Filed herewith.

31.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

31.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

(b)	Reports on Form 8-K

On July 24, 2003, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K which contains information required under “Item 12. Results of Operations and Financial Condition.” The Current Report on Form 8-K includes a copy of our press release dated July 24, 2003, reporting our results of operations and financial condition for the quarter ended June 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL INSIGHT CORPORATION

Date: August 4, 2003	By:	/s/ Elizabeth S.C.S. Murray
Elizabeth S.C.S. Murray Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2003	By:	/s/ Kyle McIntosh
Kyle McIntosh Controller (Controller and Principal Accounting Officer)