Form 10-Q
period 2003-09-30
DIGITAL INSIGHT CORP
filed 2003-11-13
CIK 1037275

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Common Stock, $0.001 par value

33,204,117 shares outstanding as of October 31, 2003

DIGITAL INSIGHT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

DIGITAL INSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share information)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$53,146	$48,130
Short-term investments	34,058	26,249
Accounts receivable, net of allowance for doubtful accounts of $738 and $745	17,148	17,899
Accumulated implementation costs	3,632	4,478
Prepaid and other current assets	1,965	5,655

Total current assets	109,949	102,411
Property and equipment, net of accumulated depreciation of $45,230 and $35,712	27,405	30,621
Goodwill	101,040	101,690
Intangible assets, net of accumulated amortization of $21,083 and $16,845	14,987	19,225
Accumulated implementation costs	4,167	4,841
Long-term investments	1,003	—
Other assets	199	275

Total assets	$258,750	$259,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,717	$6,059
Accrued compensation and related benefits	4,974	3,526
Customer deposits and deferred revenue	7,123	7,738
Other accrued liabilities	9,576	17,853
Line of credit	—	6,765
Current portion of capital lease obligations	97	484
Current portion of long-term debt	—	938

Total current liabilities	25,487	43,363
Customer deposits and deferred revenue	5,840	6,037

Total liabilities	31,327	49,400

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 33,198,462 and 32,435,156 shares issued and outstanding	33	32
Additional paid-in capital	393,338	386,629
Accumulated deficit	(165,948)	(176,998)

Total stockholders’ equity	227,423	209,663

Total liabilities and stockholders’ equity	$258,750	$259,063

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues	$39,429	$33,853	$112,198	$96,055

Cost of revenues (including amortization of deferred stock-based compensation of $22 and $430 for the three months and nine months ended September 30, 2002)	18,358	17,310	53,657	50,387

Gross profit	21,071	16,543	58,541	45,668

Operating expenses:
Sales, general and administrative (including amortization of deferred stock-based compensation of $100 and $785 for the three months and nine months ended September 30, 2002)	10,762	8,959	31,400	28,333
Research and development (including amortization of deferred stock-based compensation of $12 and $132 for the three months and nine months ended September 30, 2002)	4,001	4,296	11,230	12,452
Amortization of intangible assets	1,407	1,455	4,235	4,352
Restructuring, asset impairment, and other charges	—	351	—	5,330

Total operating expenses	16,170	15,061	46,865	50,467

Income (loss) from operations	4,901	1,482	11,676	(4,799)
Interest and other income, net	149	170	397	514

Net income (loss) before provision for income taxes and cumulative effect of change in accounting method	5,050	1,652	12,073	(4,285)
Provision for income taxes	407	—	1,023	—

Net income (loss) before cumulative effect of change in accounting method	4,643	1,652	11,050	(4,285)
Cumulative effect of change in accounting method	—	—	—	(29,036)

Net income (loss)	$4,643	$1,652	$11,050	$(33,321)

Basic net income (loss) per share before cumulative effect of change in accounting method	$0.14	$0.05	$0.34	$(0.14)
Per share cumulative effect of change in accounting method	—	—	—	(0.91)

Basic net income (loss) per share	$0.14	$0.05	$0.34	$(1.05)

Diluted net income (loss) per share before cumulative effect of change in accounting method	$0.14	$0.05	$0.33	$(0.14)
Per share cumulative effect of change in accounting method	—	—	—	(0.91)

Diluted net income (loss) per share	$0.14	$0.05	$0.33	$(1.05)

Shares used to compute basic net income (loss) per share	32,945	32,214	32,677	31,844

Shares used to compute diluted net income (loss) per share	34,380	33,089	33,499	31,844

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$11,050	$(33,321)
Adjustments to reconcile net income (loss) to net cash from operations:
Cumulative effect of change in accounting method	—	29,036
Restructuring, asset impairment, and other charges	—	5,330
Depreciation and amortization of property and equipment	9,627	9,361
Amortization of intangible assets	4,235	4,352
Amortization of deferred stock-based compensation	—	1,347
Fair value of warrant granted to service provider	345	—
Interest income on stockholders’ notes receivable	—	(6)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	751	435
Accumulated implementation costs	1,520	1,518
Other current assets	3,690	537
Other assets	839	(118)
Accounts payable	(2,342)	1,142
Accrued compensation and related benefits	1,448	(4,471)
Customer deposits and deferred revenue	(812)	(1,938)
Other accruals	(8,277)	(3,831)

Net cash provided by operating activities	22,074	9,373

Cash flows from investing activities:
Net (purchases) maturities of investments	(8,812)	8,856
Acquisition of property and equipment	(6,521)	(5,660)
Acquisition of Virtual Financial Services, Inc. (“ViFi”)	—	(4,518)

Net cash used in investing activities	(15,333)	(1,322)

Cash flows from financing activities:
Net repayments of debt	(8,090)	(5,516)
Proceeds from issuance of common stock	6,365	6,424
Proceeds from repayment of stockholders’ notes receivable	—	130

Net cash (used in) provided by financing activities	(1,725)	1,038

Net increase in cash and cash equivalents	5,016	9,089
Cash and cash equivalents, beginning of the period	48,130	15,334

Cash and cash equivalents, end of the period	$53,146	$24,423

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$58	$456
Non-cash financing activity:
Fair value of warrant granted to service provider	345	—
Effect of ViFi acquisition:
Accounts receivable	—	(1,153)
Other assets	—	(985)
Goodwill and intangibles	—	(57,352)
Accounts payable, accrued compensation, and other accruals	—	4,815
Customer deposits and deferred revenue	—	2,057
Other accruals	—	2,394
Current portion of long-term debt	—	3,750
Common stock issued in acquisition	—	41,956

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Summary of its Significant Accounting Policies

The Company

Digital Insight Corporation (the “Company”), a Delaware corporation, provides Internet banking and online lending services primarily to credit unions, small to mid-sized banks and savings and loans. Its Internet banking services include Internet banking and bill payment services for individual customers, online business banking for business customers, target marketing programs to market financial services to end users, customized web site design and implementation and other services. The Company’s lending services allow credit unions and banks to outsource their consumer loan application processing functions. Substantially all of the Company’s revenues are derived from these services.

Method of presentation

The accompanying consolidated financial statements for the three months and nine months ended September 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the “SEC”). Independent accountants have not audited these consolidated financial statements. The consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

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

Upon the adoption of SFAS No. 142, the Company evaluated the goodwill related to its prior acquisitions, 1View Network Corporation (“1View”) and AnyTime Access, Inc. (“ATA”), using the fair value approach prescribed by SFAS No. 142. The Company determined that there was no impairment related to the 1View goodwill, which is included at the “Internet banking” reporting unit, based on the enterprise level analysis performed. Based on the analysis of the ATA goodwill at the “lending” reporting unit, the Company determined that an impairment write-down of $29.0 million was necessary. This amount has been recorded in the consolidated statement of operations for the nine months ended September 30, 2002 as a cumulative effect of change in accounting method.

Stock-based compensation

The Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-based Compensation Transition Disclosure – an Amendment of FAS 123,” effective January 1, 2003. The Company accounts for stock-based compensation using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on stock-based compensation, net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (amounts in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Stock-based compensation:
As reported	$—	$134	$—	$1,347
Additional stock-based compensation expense determined under the fair value method	2,909	5,325	8,045	14,613

Pro forma	$2,909	$5,459	$8,045	$15,960

Net income (loss):
As reported	$4,643	$1,652	$11,050	$(33,321)
Additional stock-based compensation expense determined under the fair value method	(2,909)	(5,325)	(8,045)	(14,613)

Pro forma	$1,734	$(3,673)	$3,005	$(47,934)

Net income (loss) per share—basic:
As reported	$0.14	$0.05	$0.34	$(1.05)
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.09)	(0.16)	(0.25)	(0.46)

Pro forma	$0.05	$(0.11)	$0.09	$(1.51)

Net income (loss) per share—diluted:
As reported	$0.14	$0.05	$0.33	$(1.05)
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.09)	(0.16)	(0.24)	(0.46)

Pro forma	$0.05	$(0.11)	$0.09	$(1.51)

Reclassifications

Certain costs and operating expenses have been reclassified on the consolidated financial statements for 2002 in order to conform to the 2003 presentation. These reclassifications affect three categories of expense and include: 1) revenue-sharing fees paid by the Company to data processing vendors which have been reclassified from cost of revenues to sales, general and administrative expense to reflect the increasingly marketing-focused nature of these relationships; 2) most security and compliance costs were reclassified to cost of revenues from research and development expense to reflect the Company’s increased security emphasis on its proprietary data center technologies as compared to the historical emphasis on product development; and 3) amortization of capitalized internal use software which was reclassified to cost of revenues from research and development expense to conform to such practice adopted by many application service vendors in recent years.

Previously reported amounts for the costs affected for the three months and nine months ended September 30, 2002, respectively, were: Cost of revenues—$17,510,000 and $50,783,000; Research and development—$5,057,000 and $14,559,000; and Sales, general and administrative expenses—$7,998,000 and $25,830,000.

New accounting standards

In December 2002, Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) was released effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 establishes new requirements for determining whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company adopted EITF 00-21 during the quarter ended September 30, 2003 and there has been no material impact on the Company’s financial position or results of operations from the adoption of EITF 00-21.

In March 2003, EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received From a Vendor” (“EITF 02-16”) was released. EITF 02-16 addressed how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF 02-16 were effective for new arrangements entered into after December 31, 2002. The adoption of this guidance had no material impact on the Company’s financial position or results of operations.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no material impact on the Company’s financial position or results of operations.

2.	Restructuring, Asset Impairment, and Other Charges

During the nine months ended September 30, 2002, the Company initiated restructuring activities to optimize its cost structure. As a result of this process, 57 employees were terminated, 18 employees were relocated or reassigned and space utilized at three facilities was reduced. For the nine months ended September 30, 2002, the Company recorded a charge of $850,000 for severance payments and a charge of $1.2 million for the facilities closures. The activity in the restructuring accrual during the nine months ended September 30, 2003 is as follows (in thousands):

	Employee Related	Exit Costs	Total
Restructuring accrual, December 31, 2002	$213	186	$399
Cash payments	(88)	(156)	(244)
Reclassification to exit costs	(125)	125	—

Restructuring accrual, September 30, 2003	$—	$155	$155

The Company recorded an asset impairment charge of $2.9 million during the nine months ended September 30, 2002. This charge reduced the carrying value of certain long-lived assets, consisting primarily of purchased computer software and equipment, that were abandoned or removed from operations, to their estimated fair value less costs to sell.

During the quarter ended September 30, 2002, the Company recorded a charge of $351,000 related to legal, accounting, and printing costs incurred to prepare for a public offering of common stock that was planned for the quarter ended June 30, 2002 but was subsequently cancelled.

3.	Goodwill and Intangible Assets

During the nine months ended September 30, 2003, the Company adjusted the purchase price of Virtual Financial Services, Inc. (“ViFi”) in accordance with the allocation period provisions of SFAS No. 141, “Business Combinations.” Based on the Company’s reassessment of the net assets acquired, the purchase price was reduced by $650,000 primarily due to the sale of an acquired software license to the former owner of ViFi. This adjustment has been recorded as a decrease in the goodwill associated with the purchase of ViFi. The change in the balance of goodwill during the nine months ended September 30, 2003 is set forth below (in thousands):

	1View	ATA	ViFi	Total
Balance, December 31, 2002	$19,041	$32,097	$50,552	$101,690
Less: ViFi purchase price adjustment	—	—	(650)	(650)

Balance, September 30, 2003	$19,041	$32,097	$49,902	$101,040

As of September 30, 2003, all other intangible assets were subject to amortization. A summary of the other intangible assets as of September 30, 2003 and December 31, 2002 is set forth below (in thousands):

	Gross Balance	Accumulated Amortization	Carrying Amount
September 30, 2003:
Customer relationships	$27,030	$(13,903)	$13,127
Acquired technology	9,040	(7,180)	1,860

Total intangible assets	$36,070	$(21,083)	$14,987

December 31, 2002:
Customer relationships	$27,030	$(10,205)	$16,825
Acquired technology	9,040	(6,640)	2,400

Total intangible assets	$36,070	$(16,845)	$19,225

Estimated intangible asset amortization expense remaining for the year ended December 31, 2003 and for the next four years ending December 31 is as follows (in thousands):

2003	$1,414
2004	5,646
2005	5,330
2006	1,373
2007	1,133

4.	Reportable Segments and Major Customers

The Company manages its business through two reportable segments: the Internet banking division and the lending division. The results of operations from these reportable segments were as follows for the three months and nine months ended September 30, 2003 and 2002 (in thousands):

	Internet Banking Division	Lending Division	Unallocated Expenses (3)	Total
Three months ended September 30, 2003:
Revenues	$35,087	$4,342	$—	$39,429
Cost of revenues	15,819	2,539	—	18,358
Gross profit	19,268	1,803	—	21,071
Operating expenses (1)	13,360	1,403	1,407	16,170
Income (loss) from operations	5,908	400	(1,407)	4,901
Total assets at September 30, 2003	$210,548	$48,202	$—	$258,750
Three months ended September 30, 2002:
Revenues	$29,803	$4,050	$—	$33,853
Cost of revenues (2)	14,821	2,467	22	17,310
Gross profit	14,982	1,583	(22)	16,543
Operating expenses (2)	11,858	1,285	1,918	15,061
Income (loss) from operations	3,124	298	(1,940)	1,482
Total assets at September 30, 2002	$200,604	$53,446	$—	$254,050

(1)	Operating expenses include $1,407 of intangible asset amortization.
(2)	Cost of revenues includes $22 of deferred stock-based compensation. Operating expenses include $112 of deferred stock-based compensation, $1,455 of intangible asset amortization, and $351 of other charges.
(3)	Unallocated expenses are comprised of deferred stock-based compensation, intangible asset amortization, and other charges that are not used by segment management to operate their businesses.

	Internet Banking Division	Lending Division	Unallocated Expenses (3)	Total
Nine months ended September 30, 2003:
Revenues	$99,284	$12,914	$—	$112,198
Cost of revenues	46,203	7,454	—	53,657
Gross profit	53,081	5,460	—	58,541
Operating expenses (1)	38,482	4,148	4,235	46,865
Income (loss) from operations	14,599	1,312	(4,235)	11,676
Total assets at September 30, 2003	$210,548	$48,202	$—	$258,750

Nine months ended September 30, 2002:
Revenues	$84,355	$11,700	$—	$96,055
Cost of revenues (2)	42,645	7,312	430	50,387
Gross profit	41,710	4,388	(430)	45,668
Operating expenses (2)	36,119	3,749	10,599	50,467
Income (loss) from operations	5,591	639	(11,029)	(4,799)
Total assets at September 30, 2002	$200,604	$53,446	$—	$254,050

(1)	Operating expenses include $4,235 of intangible asset amortization.
(2)	Cost of revenues includes $430 of deferred stock-based compensation. Operating expenses include $917 of deferred stock-based compensation, $4,352 of intangible asset amortization, and $5,330 of restructuring, asset impairment, and other charges.
(3)	Unallocated expenses are comprised of deferred stock-based compensation, intangible asset amortization, and restructuring, asset impairment, and other charges that are not used by segment management to operate their businesses.

For the three-month and nine-month periods ended September 30, 2003 and 2002 no customer comprised more than 10% of revenues.

5.    Acquisition of ViFi

In January 2002, the Company completed the acquisition of ViFi, a privately-owned company based in Indianapolis, Indiana.

The results of ViFi have been included since the acquisition date. If the operating results of ViFi had been included since the beginning of the nine months ended September 30, 2002, the pro forma results of the Company would be as follows (in thousands, except per share data):

Revenue	$97,062
Operating loss	(4,843)
Net loss	(33,368)
Basic and diluted loss per share	$(1.04)
Weighted average shares used in computing basic and diluted loss per share	32,137

6.    Contingencies

See Part II – Item 1 “Legal Proceedings.”

7.    Subsequent Event

On October 23, 2003, the Company signed a definitive agreement to acquire Magnet Communications, Inc. (“Magnet”), a privately held company based in Atlanta, Georgia that provides online cash management and business banking solutions to large and mid-tier financial institutions. The purchase consideration is 1.45 million shares of Digital Insight common stock and $33.5 million in cash. The number of shares to be issued is subject to adjustment prior to closing which is expected to occur in the fourth quarter of 2003. The acquisition will be accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase price will be allocated to the estimated fair value of assets acquired and liabilities assumed upon the closing of the transaction.

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

As of September 30, 2003, we had contracts with 1,640 financial institutions, comprised of 1,417 contracts for Internet banking services, 517 contracts for cash management services and 210 contracts for online lending services. There were 4.2 million active Internet banking end users at the end of the quarter, up 25% from a year earlier and 6% from the preceding quarter. We had a total of 1,315 Internet banking clients with live sites at September 30, 2003, representing 33.8 million potential end users and an overall penetration rate of 12.5%. The total number of potential Internet banking end users, including contracted Internet banking clients that have yet to complete the implementation process, was 35.7 million.

We manage our business through two reportable segments: the Internet banking division and the lending division. The operating results of these reportable segments were as follows for the three months and nine months ended September 30, 2003 and 2002 (in thousands):

	Internet Banking Division	Lending Division	Unallocated Expenses (3)	Total
Three months ended September 30, 2003:
Revenues	$35,087	$4,342	$—	$39,429
Cost of revenues	15,819	2,539	—	18,358
Gross profit	19,268	1,803	—	21,071
Operating expenses (1)	13,360	1,403	1,407	16,170
Income (loss) from operations	5,908	400	(1,407)	4,901
Total assets at September 30, 2003	$210,548	$48,202	$—	$258,750

Three months ended September 30, 2002:
Revenues	$29,803	$4,050	$—	$33,853
Cost of revenues (2)	14,821	2,467	22	17,310
Gross profit	14,982	1,583	(22)	16,543
Operating expenses (2)	11,858	1,285	1,918	15,061
Income (loss) from operations	3,124	298	(1,940)	1,482
Total assets at September 30, 2002	$200,604	$53,446	$—	$254,050

(1)	Operating expenses include $1,407 of intangible asset amortization.
(2)	Cost of revenues includes $22 of deferred stock-based compensation. Operating expenses include $112 of deferred stock-based compensation, $1,455 of intangible asset amortization and $351 of other charges.
(3)	Unallocated expenses are comprised of deferred stock-based compensation, intangible asset amortization and other charges that are not used by segment management to operate their businesses.

	Internet Banking Division	Lending Division	Unallocated Expenses (3)	Total
Nine months ended September 30, 2003:
Revenues	$99,284	$12,914	$—	$112,198
Cost of revenues	46,203	7,454	—	53,657
Gross profit	53,081	5,460	—	58,541
Operating expenses (1)	38,482	4,148	4,235	46,865
Income (loss) from operations	14,599	1,312	(4,235)	11,676
Total assets at September 30, 2003	$210,548	$48,202	$—	$258,750

Nine months ended September 30, 2002:
Revenues	$84,355	$11,700	$—	$96,055
Cost of revenues (2)	42,645	7,312	430	50,387
Gross profit	41,710	4,388	(430)	45,668
Operating expenses (2)	36,119	3,749	10,599	50,467
Income (loss) from operations	5,591	639	(11,029)	(4,799)
Total assets at September 30, 2002	$200,604	$53,446	$—	$254,050

(1)	Operating expenses include $4,235 of intangible asset amortization.
(2)	Cost of revenues includes $430 of deferred stock-based compensation. Operating expenses include $917 of deferred stock-based compensation, $4,352 of intangible asset amortization, and $5,330 of restructuring, asset impairment, and other charges.
(3)	Unallocated expenses are comprised of deferred stock-based compensation, intangible asset amortization, and restructuring, asset impairment, and other charges that are not used by segment management to operate their businesses.

For the three-month and nine-month periods ended September 30, 2003 and 2002 no customer comprised more than 10% of revenues.

On October 23, 2003, we signed a definitive agreement to acquire Magnet Communications, Inc. for 1.45 million shares of stock and $33.5 million in cash. The number of shares to be issued may be subject to adjustment prior to closing, which is expected to occur in the fourth quarter of 2003. The acquisition will be accounted for using the purchase method of accounting and the results of the acquired company will be included in our results after the closing date.

Results of Operations

The discussion of the results of operations compares the three months and nine months ended September 30, 2003 with the comparable periods in 2002.

Certain amounts for the quarter and nine months ended September 30, 2002 have been reclassified to conform to the 2003 presentation. The cost categories impacted by these reclassifications include “Cost of Revenues,” “Sales, General, and Administrative,” and “Research and Development.” See Note 1 to the Consolidated Financial Statements for further detail on these reclassifications.

Comparison of three months ended September 30, 2003 and September 30, 2002

Revenues: Revenues for the three months ended September 30, 2003 were $39.4 million, an increase of 16% from $33.9 million reported for the same period of the prior year.

The Internet banking division reported revenues of $35.1 million for the quarter ended September 30, 2003 compared to $29.8 million for the same quarter last year. This increase of $5.3 million, or 18%, was primarily due to an increased number of end users which was mainly driven by an increased penetration rate within our existing customer base. Active Internet banking end users increased 25% from September 30, 2002 to 4.2 million users at September 30, 2003.

Revenues related to the lending division for the quarter ended September 30, 2003 were $4.3 million compared to $4.1 million for the quarter ended September 30, 2002. This increase of $292,000, or 7%, resulted from an increase of 38% in applications processed in the third quarter of 2003 to 167,000 from 121,000 in the prior year quarter, partially offset by a shift from historical call center applications to Internet applications. Internet applications produce lower revenue per transaction; however, the costs associated with Internet applications are lower than those associated with our call center applications resulting in a higher gross margin percentage per transaction.

Cost of Revenues: Cost of revenues is comprised primarily of salaries and related personnel expenses, network costs, expenses related to the operation of our data centers, fees paid to third parties including bill payment vendors and communication services providers, amortization of deferred implementation costs and amortization of internally developed software. Cost of revenues increased 6% to $18.4 million for the three months ended September 30, 2003 from $17.3 million for the same period last year. Cost of revenues for the quarter ended September 30, 2002 includes $22,000 of deferred stock-based compensation that has not been allocated to the Internet banking or lending divisions.

Cost of revenues for the quarter ended September 30, 2003 included $15.8 million related to the Internet banking division compared to $14.8 million for the quarter ended September 30, 2002. This increase of $1.0 million, or 7%, was primarily due to the cost to service additional end user transactions. The percentage increase for Internet banking cost of sales was smaller than the increase in the corresponding revenues due to our high concentration of fixed costs as discussed in the “Gross Profit” section.

Cost of revenues related to the lending division was $2.5 million for the quarters ended September 30, 2003 and September 30, 2002.

Gross Profit: Gross profit increased to $21.1 million for the three months ended September 30, 2003 from $16.5 million for the three months ended September 30, 2002. Gross profit margin for the Internet banking division increased to 55% for the current year three month period from 50% for the prior year quarter. The increase in gross profit margin for the Internet banking division is primarily attributable to the leverage in our business model that leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base. Gross profit margin for the lending division increased to 42% for the three months ended September 30, 2003 from 39% for the same period last year. The increase in gross profit margin for the lending division is due to the larger proportion of Internet applications discussed in the “Revenues” section above.

Operating Expenses: Operating expenses include sales, general and administrative expenses, research and development, amortization of intangible assets, and restructuring, asset impairment, and other charges. Operating expenses were $16.2 million for the three months ended September 30, 2003, an increase of $1.1 million, or 7%, from $15.1 million in the prior year three month period.

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

Sales, general and administrative expenses increased 20%, to $10.8 million for the three months ended September 30, 2003 from $9.0 million for the three months ended September 30, 2002 due to additional sales and marketing costs associated with our end user adoption program and client retention initiatives. We also incurred additional amounts to recruit our new chief executive officer and we increased spending for other professional services during the current period. As a percentage of revenues, sales, general and administrative expenses increased to 27% for the three months ended September 30, 2003 from 26% for the three months ended September 30, 2002.

Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of our products. Research and development expenses decreased to $4.0 million for the three months ended September 30, 2003 from $4.3 million for the prior year three month period. The decrease was primarily due to the successful completion of the migration of the ViFi customer base to our platform in 2002 and the geographic consolidation of certain business functions as part of our 2002 restructuring program.

Amortization of Intangible Assets: Amortization of intangible assets was $1.4 million for the three months ended September 30, 2003 and $1.5 million for the three months ended September 30, 2002.

Restructuring, Asset Impairment, and Other Charges: During the quarter ended September 30, 2002, we recorded a charge of $351,000 related to legal, accounting, and printing costs which were incurred to prepare for a public offering of common stock that was planned for the quarter ended June 30, 2002 but was subsequently cancelled. There were no similar charges incurred in the quarter ended September 30, 2003.

Interest and Other Income, Net: Interest and other income, net was $149,000 for the three months ended September 30, 2003 compared to $170,000 for the three months ended September 30, 2002. This decrease is due primarily to a decline in the average yield earned on our investment portfolio during the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002.

Provision for Income Taxes: We have substantial net operating loss carry-forwards that are being used to offset our taxable income. During the quarter ended September 30, 2003, we recorded a provision for income taxes of $407,000. This provision reflects state income taxes for which we cannot utilize our net operating loss carry-forwards due to California’s decision in late 2002 to temporarily cease the use of net operating loss carry-forwards to offset taxable income. In future periods, our effective tax rate may change as we utilize our net operating loss carry-forwards and reassess the need for a valuation allowance on our deferred tax assets. Our future effective rate may also change as we develop other tax planning strategies.

Comparison of nine months ended September 30, 2003 and September 30, 2002

Revenues: Revenues for the nine months ended September 30, 2003 were $112.2 million, an increase of 17% from the $96.1 million reported for the same period of the prior year.

The Internet banking division reported revenues of $99.3 million for the nine months ended September 30, 2003 compared to $84.4 million for the same period last year. This increase of $14.9 million, or 18%, was primarily due to an increased number of end users which was mainly driven by an increased penetration rate within our existing customer base. Active Internet banking end users increased 25% from September 30, 2002 to 4.2 million users at September 30, 2003.

Revenues related to the lending division for the nine months ended September 30, 2003 were $12.9 million compared to $11.7 million for the period ended September 30, 2002. This increase of $1.2 million, or 10%, resulted from an increase of 43% to 460,000 in applications processed in the nine months ended September 30, 2003 from 322,000 in the prior period, partially offset by a shift from historical call center applications to Internet applications. Internet applications produce lower revenue per transaction; however, the costs associated with Internet applications are lower than those associated with our call center applications resulting in a higher gross margin percentage per transaction.

Cost of Revenues: Cost of revenues increased 7% to $53.7 million for the nine months ended September 30, 2003 from $50.4 million for the same period last year. Cost of revenues for the nine months ended September 30, 2002 includes $430,000 of deferred stock-based compensation that has not been allocated to the Internet banking or lending divisions.

Cost of revenues for the nine months ended September 30, 2003 included $46.2 million related to the Internet banking division compared to $42.6 million for the period ended September 30, 2002. This increase of $3.6 million, or 8%, was primarily due to the cost to service additional end user transactions. The percentage increase for Internet banking cost of sales was smaller than the increase in the corresponding revenues due to our high concentration of fixed costs as discussed in the “Gross Profit” section.

Cost of revenues related to the lending division increased $233,000, or 3%, to $7.5 million for the nine months ended September 30, 2003 compared to $7.3 million for the period ended September 30, 2002.

Gross Profit: Gross profit increased to $58.5 million for the nine months ended September 30, 2003 from $45.7 million for the nine months ended September 30, 2002. Gross profit margin for the Internet banking division increased to 54% for the current year nine month period from 49% for the prior year nine month period. The increase in gross profit margin for the Internet banking division is primarily attributable to the leverage in our business model that leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base. Gross profit margin for the lending division increased to 42% for the nine months ended September 30, 2003 from 38% for the same period last year. The increase in gross profit margin for the lending division is due to the larger proportion of Internet applications discussed in the “Revenues” section above.

Operating Expenses: Operating expenses were $46.9 million for the nine months ended September 30, 2003, a decrease of $3.6 million, or 7%, from $50.5 million in the prior year nine month period.

Sales, General and Administrative: Sales, general and administrative expenses increased 11%, to $31.4 million for the nine months ended September 30, 2003 from $28.3 million for the nine months ended September 30, 2002 due primarily to additional sales and marketing costs associated with our end user adoption program, client retention initiatives, and our annual client conference held in March 2003. We also incurred additional amounts to recruit our new chief executive officer and we increased spending for other professional services during the current period. As a percentage of revenues, sales, general and administrative expenses decreased to 28% for the nine months ended September 30, 2003 from 29% for the nine months ended September 30, 2002.

Research and Development: Research and development expenses decreased 10% to $11.2 million for the nine months ended September 30, 2003 from $12.5 million for the prior year nine month period. The decrease was primarily due to the successful completion of the migration of the ViFi customer base to our platform in 2002 and the geographic consolidation of certain business functions as part of our 2002 restructuring program.

Amortization of Intangible Assets: Amortization of intangible assets was $4.2 million for the nine months ended September 30, 2003 and $4.4 million for the nine months ended September 30, 2002.

Restructuring, Asset Impairment, and Other Charges: During the period ended September 30, 2002, we initiated a restructuring program to optimize our cost structure. As a result, we reduced space utilized at three facilities, eliminated 57 positions, and relocated or reassigned 18 employees. For the nine months ended September 30, 2002, we recorded a charge of $850,000 for severance payments and $1.2 million for the facilities closures. Also, during the nine months ended September 30, 2002, we recorded an asset impairment charge of $2.9 million to reduce the carrying value of long-lived assets that were abandoned or removed from operations.

During the quarter ended September 30, 2002, we recorded a charge of $351,000 related to legal, accounting, and printing costs incurred to prepare for a public offering of common stock that was planned for the quarter ended June 30, 2002 but was subsequently cancelled.

Interest and Other Income, Net: Interest and other income, net was $397,000 for the nine months ended September 30, 2003 compared to $514,000 for the nine months ended September 30, 2002. This decrease is due primarily to a decline in the average yield earned on our investment portfolio during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Provision for Income Taxes: We have substantial net operating loss carry-forwards that are being used to offset our taxable income. During the nine months ended September 30, 2003, we recorded a provision for income taxes of $1.0 million. This provision reflects state income taxes for which we cannot utilize our net operating loss carry-forwards due to California’s decision in late 2002 to temporarily cease the use of net operating loss carry-forwards to offset taxable income. In future periods, our effective tax rate may change as we utilize our net operating loss carry-forwards and reassess the need for a valuation allowance on our deferred tax assets. Our future effective rate may also change as we develop other tax planning strategies.

Cumulative Effect of Change in Accounting Method: Due the adoption of SFAS No. 142, we recorded a cumulative effect of change in accounting method of $29.0 million during the nine months ended September 30, 2002 to write down the carrying value of goodwill related to the ATA acquisition to its estimated fair value.

Liquidity and Capital Resources

At September 30, 2003, we had cash and cash equivalents of $53.1 million and investments of $35.1 million. At September 30, 2003, our investments were comprised of readily marketable commercial paper and bonds of the U.S. Government and its agencies. Our intent is to hold these investments to maturity. For financial statement presentation, we classify our investments as short-term and long-term, based upon their maturity dates.

The value of our investments is sensitive to changes in the level of U.S. interest rates and the market ratings of the underlying companies. Therefore, if investments we hold are sold prior to their maturity date, a gain or loss may result. We invest our cash in debt instruments of the U.S. government and its agencies, and in high-quality, investment grade corporate issuers. By policy, we limit the amount of credit exposure to any one issuer.

In October 2003, we renewed our agreement for a $20.0 million revolving credit commitment with a bank (the “Revolver”), through October 31, 2004. As of December 31, 2002, $6.8 million was outstanding under the Revolver that was repaid on January 31, 2003. There are no borrowings currently outstanding under the Revolver.

Net cash provided by operating activities was $22.1 million for the nine months ended September 30, 2003 compared to $9.4 million for the nine months ended September 30, 2002. The increase in cash from operations was primarily the result of our operating income of $11.7 million during the nine months ended September 30, 2003 as compared to our loss from operations of $4.8 million including restructuring, asset impairment, and other charges for the nine months ended September 30, 2002. Cash from operations also benefited from a reduction in our days sales outstanding on accounts receivable during the nine months ended September 30, 2003. The impact of our operating results and improved collections was partially offset by a litigation settlement payment made during the first quarter of 2003.

Net cash used in investing activities was $15.3 million for the nine months ended September 30, 2003 compared to $1.3 million for the nine months ended September 30, 2002. The change in cash from investing activities was the result of net investment maturities in the nine months ended September 30, 2002 versus net investment purchases during the nine months ended September 30, 2003. The net investment maturities during the nine months ended September 30, 2002 were partially offset by the purchase of ViFi.

Net cash used in financing activities was $1.7 million for the nine months ended September 30, 2003 compared to cash provided by financing activities of $1.0 million for the nine months ended September 30, 2002. The decrease in cash from financing activities is primarily due to the repayment of debt during the nine months ended September 30, 2003.

We have no material commitments other than obligations under our operating and capital leases and minimum vendor purchase commitments and our obligation to pay $33.5 million in cash to consummate the pending acquisition of Magnet Communications, Inc., which is expected to occur in the fourth quarter of 2003. Future capital requirements will depend upon many factors, including the timing of research and product development efforts. We expect to continue to expend significant amounts on ongoing research and development, computer and related data center equipment, and personnel.

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

New Accounting Standards

In December 2002, Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) was released effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 establishes new requirements for determining whether an arrangement involving multiple deliverables contains more than one unit of accounting. We adopted EITF 00-21 during the quarter ended September 30, 2003 and there has been no material impact on our financial position or results of operations from the adoption of EITF 00-21.

In March 2003, EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received From a Vendor” (“EITF 02-16”) was released. EITF 02-16 addressed how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF 02-16 were effective for new arrangements entered into after December 31, 2002. The adoption of this guidance had no material impact on our financial position or results of operations.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no material impact on our financial position or results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since the presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003 under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective.

Changes in Our Controls. Subsequent to the date of the evaluation of our disclosure controls and procedures, there have been no significant changes in our internal controls or any other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On December 6, 2001, Digital Insight and three of its current and former officers and directors were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims, which were also asserted against the managing underwriters in our previous public offerings, are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the IPOs of more than 300 other companies. Along with these companies and the individual defendants, but not the underwriter defendants, we have agreed in principle with the plaintiffs to settle the claims. As part of the settlement, once the settlement documents have been fully negotiated and executed, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for these cases.

In addition to this lawsuit, we may be involved from time to time in litigation arising in the normal course of our business. Although we are currently not a party to any litigation that we believe would have a material adverse effect, individually or in the aggregate, on our business or financial condition, it is possible that in the future we could become a party to such proceedings.

ITEM 2. Change in Securities and Use of Proceeds

In connection with the recent chief executive hire, the Nominating & Corporate Governance Committee and the Board engaged an executive search firm to assist them in identifying and recruiting potential candidates. Upon the successful placement of the new chief executive officer, we issued to the search firm a warrant to purchase 56,250 shares of our common stock at an exercise price of $19.27. The warrant is exercisable at any time from August 5, 2004 to August 5, 2006. We have recorded a charge of $345,000 for the equity portion of the engagement fee, based on our estimate of the fair value of the warrant issued to the executive search firm. The warrant was issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

In addition, we granted to Jeffrey E. Stiefler, our new chairman, president and chief executive officer, upon his appointment, an option to purchase 675,000 shares of our common stock at an exercise price of $19.27. The option will vest and first become exercisable as to 25% of the total shares subject to the option on the first anniversary of the grant and 1/48th of the total shares subject to the option each month thereafter. In the case of a termination without cause or a termination by the executive with good reason prior to a change of control or more than one year following a change of control, as such events are defined in the option agreement, the vesting of the option will accelerate to the extent that the option would have vested had the executive continued to be employed for an additional 18 months, and the option will continue to be exercisable until the one-year anniversary of the severance date. In the case of a termination without cause or a termination by the executive with good reason within one year following a change of control, the option will be 100% vested as of the severance date and remain exercisable until the one-year anniversary of the severance date. The option was issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1 Agreement and Plan of Merger, dated October 23, 2003, among Digital Insight Corporation, Mureau Acquisitions LLC and Magnet Communications, Inc. Incorporated by reference to the exhibits filed with our Current Report on Form 8-K on October 24, 2003.

3.1 Third Amended and Restated Certificate of Incorporation of Digital Insight Corporation. Incorporated by reference to the exhibits filed with our Registration Statement on Form S-1 (File No. 333-81547), which was declared effective on September 30, 1999.

3.2 Restated Bylaws of Digital Insight Corporation and Amendments One through Six thereto. Incorporated by reference to the exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 2002.

3.3 Amendment Seven to the Restated Bylaws of Registrant.*

10.1 First Amendment to Credit Agreement, dated October 31, 2003, between City National Bank and Registrant.*

10.2 Employment Agreement, Nonqualified Stock Option Agreement and Indemnification Agreement, each dated August 5, 2003, between Jeffrey E. Stiefler and Registrant.*

10.3 Warrant to purchase 56,250 shares of the common stock of Digital Insight Corporation, dated August 5, 2003, issued to Heidrick & Struggles, Inc.*

31.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(b)	Reports on Form 8-K

On October 23, 2003, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K which contains information required under “Item 12. Results of Operations and Financial Condition.” The Current Report on Form 8-K includes a copy of our press release dated October 23, 2003 reporting our financial condition and results of operations as of and for the quarter and nine months ended September 30, 2003.

On October 24, 2003, we filed with the Securities and Exchange Commission a Current Report on Form 8-K which contains information required under “Item 5. Other Events.” The Current Report on Form 8-K includes a copy of our press release dated October 23, 2003 announcing the execution of a merger agreement providing for the merger of Magnet Communications, Inc. with and into a wholly-owned subsidiary of Digital Insight and a copy of the Agreement and Plan of Merger, dated October 23, 2003, among Digital Insight, Mureau Acquisitions LLC and Magnet.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL INSIGHT CORPORATION

Date: November 13, 2003	By:	/s/ Elizabeth S.C.S. Murray
Elizabeth S.C.S. Murray Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2003	By:	/s/ Kyle McIntosh
Kyle McIntosh Controller (Controller and Principal Accounting Officer)