Form 10-K
period 2003-12-31
DIGITAL INSIGHT CORP
filed 2004-03-10
CIK 1037275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Based on the closing sale price of $18.94 as reported by the Nasdaq National Market System on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $328.6 million. The shares of common stock held by each officer and director and by each person known to the registrant who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 29, 2004, registrant had 35,039,376 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2004 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

INDEX

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K as well as other statements made or to be made by Digital Insight in periodic press releases and other public communications contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from any forward-looking statement. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors” in Item 1 of Part I.

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

INFORMATION ABOUT DIGITAL INSIGHT

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

ii

PART I

ITEM 1.	BUSINESS

Overview

We are a leading provider of outsourced online banking applications and services to banks, credit unions and savings and loan associations, serving more than 1,700 client financial institutions. We offer outsourced software products and related services, hosted in our data centers, primarily to financial institutions with under $20 billion in assets. Our products are highly configurable to provide a look and feel that preserves the financial institution’s unique brand identity. Our contracts with financial institutions are long-term in nature, generally ranging from three to five years. Our clients pay monthly fees that are generally variable with growth in active end users and the number of transactions hosted in our data centers. More than 90% of our revenues were derived from recurring service fees during 2003.

Our outsourcing operations include three main product lines: online banking for consumers, which also includes bill payment and bill presentment; online cash management for businesses; and online lending for consumer loans. Through our recent acquisition of Magnet Communications, Inc., or Magnet, in November 2003, we also offer online cash management products to large financial institutions that are available as either a licensed software implementation or hosted in our data centers. Our expanded capabilities within online cash management allow us to serve financial institutions and their business customers of all sizes. Our clients benefit from an extensive portfolio of complementary products and services that add value to our core products and services, including online check imaging, online statements, web portal technology, web site development and maintenance, and professional services.

In contrast to in-house software deployments that require significant development resources, we provide comprehensive Internet applications that can be installed rapidly and cost-effectively. By using our applications, clients can keep pace with rapid advancements in Internet technology without placing demands on in-house technical resources. We also help our clients generate a higher return on investment with our cooperative marketing and support programs, which promote end user adoption. Our comprehensive suite of products enables our clients to generate higher revenues from increased loan and account balances, to increase customer retention, and to lower their costs to serve customers by promoting self-service functions available on the Internet.

Since our inception in 1996, we have established a growing range of strategic relationships with the industry’s leading data processing vendors to ensure that financial institutions can leverage their investments in existing data processing systems by fully integrating them with our Internet applications. For example, during 2003, we entered into new relationships with core processors Aurum Technology, Bradford Scott and COCC, and extended existing agreements with BISYS, Computer Services Inc., Fiserv and John Harland. Our applications also offer high levels of security, up-time availability and system redundancy, and are designed to be readily expandable, or scalable, as the number of end users grows.

As of December 31, 2003, 4.4 million end users were actively using our Internet banking applications representing 12.8% penetration of the 34.4 million potential end users among our live Internet banking clients. Of the 4.4 million active Internet banking end users, 663,000 end users were signed up for our online bill payment service, representing 15.1% of active Internet banking users. As of December 31, 2003, 62,400 business end users were actively using our outsourced cash management solutions.

We were formed as a Minnesota limited liability Company in 1996 and converted to a Delaware Corporation in 1997.

Industry Background

Consumers, businesses and financial institutions increasingly recognize that the Internet is a powerful and efficient medium for the delivery of financial services, including Internet banking, bill payment and bill presentment, online lending, and a host of other services for retail and business customers of financial institutions. Consumers and businesses increasingly bank online because of the convenience of 24 hours a day, 7 days a week access, the rapid growth of broadband technologies that encourage higher Internet use, and a generally increasing comfort with conducting financial transactions online. Tower Group, a financial services research and advisory firm, estimates that 28.8 million U.S. households were banking online in 2003, and that the number of U.S. households banking online will increase to 40 million by 2007.

For financial institutions, the Internet offers a cost-effective service delivery channel from which to market a broad portfolio of products and services in an effort to strengthen and secure customer relationships and generate higher revenues. The Internet channel also enables financial institutions to expand their addressable markets and maintain service availability 24 hours a day, 7 days a week. In addition, a growing body of industry research, including recent reports from Forrester Research and Celent Communications, has demonstrated that Internet banking and online bill payment end users are more profitable to serve because online users:

•	generate significantly higher revenues than offline customers, primarily because online customers use more banking products and services and maintain higher account balances than offline customers;

•	cost less to serve because online users tend to utilize more self-service functions and therefore interact with the more costly retail branch and call center service channels less frequently than offline customers; and

•	are retained by financial institutions at significantly higher rates than offline customers.

Research published by Bank of America demonstrated that end users of the bank’s online bill payment service experienced attrition that was 80% lower than offline customers, and were 31% more profitable than offline customers within 31 months. Consequently, Bank of America and several other leading financial institutions have eliminated their monthly customer fees for online bill payment and launched aggressive marketing campaigns to promote adoption of the online channel. A growing segment of smaller financial institutions have responded with similar campaigns.

The largest U.S. financial institutions generally develop and maintain an internally hosted solution for the delivery of online financial services such as Internet banking. By contrast, we believe that the majority of the approximately 19,000 credit unions, banks, and savings and loans in the U.S. with assets of less than $20 billion prefer to outsource the development and maintenance of their online banking initiatives to a technology services provider. These community and regional financial institutions increasingly seek to provide Internet-based services, but frequently lack the capital, expertise, or information technology resources to offer such services in-house.

Our Business

We provide a comprehensive portfolio of outsourced online banking software products and related services, hosted in our data centers, primarily to financial institutions with assets of less than $20 billion. We generate recurring revenues that generally correlate to the growth in active Internet banking end users and user transaction volume. Our three core product offerings are: Internet banking, cash management and lending. Our Internet banking applications for consumers include: account management, account transfers and interfaces to personal financial management software, bill payment and bill presentment, check imaging, online statements, inter-institutional funds transfer, and other expanded services. Our cash management software products and related services serve business banking customers and include features similar to those of our consumer product, as well as payroll direct deposits, wire and inter-account fund transfers, account reconciliation and other services. Supporting products and services include web portal technology, wireless capability, target marketing, professional services, and web site development and maintenance. Our cash management software products can be deployed as a licensed implementation or hosted in our data centers. A licensed implementation allows financial institutions to enable their business customers to manage business banking operations using the financial institutions’ own equipment and facilities. We have a versatile cash management product line that allows financial institutions to cater to businesses of all sizes and in all stages of development.

Our lending software products and related services provide a selection of automated lending products for non-mortgage consumer loans including an Internet-based, real-time loan decisioning product, multi-channel automated underwriting services, and a call center staffed with qualified loan officers, 24 hours a day, 7 days a week.

We offer the following benefits to financial institutions:

•	Comprehensive and Customizable Solutions. We offer turnkey, subscription-based products and services with all critical applications hosted in our data centers. Our online banking applications can be configured to offer financial institutions and end users a variety of standard and optional features. Our web site design and implementation services also enable financial institutions to establish Internet banking services with a look and feel that preserves their unique brand identity.

•	Rapid and Affordable Implementation. Our applications can be rapidly implemented, and represent an affordable alternative to internally developed Internet banking applications for financial institutions. Average implementation times for our Internet banking applications range from four to six months, depending on the availability of an existing interface with a financial institution’s data processing vendor and the financial institution’s schedule.

•	Reliable, Secure, and Scalable Service. Our service is highly reliable. Our systems incorporate sophisticated data encryption techniques, a series of firewalls between the Internet and financial institutions, and several layers of security technology in order to guard against unauthorized access to our network. In addition, our systems can scale rapidly to accommodate an increased number of end users.

•	Extensive Data Processing Vendor Relationships. We provide direct connections, or interfaces, to multiple vendors of core banking software and data processing services to financial institutions. As of December 31, 2003, we have developed interfaces to most of the major data processing vendors representing nearly 80% of the major core processing systems serving our addressable market of financial institutions. By working directly with these vendors, we can quickly and cost-effectively connect our systems allowing relatively more rapid implementation of new customers to the same core processing system. Our interfaces also allow for tight integration with other functions supported by the data processing vendor, such as loan origination, online statements and check imaging. We believe that the number of data processing vendor interfaces we have developed provides us with a unique and significant competitive advantage.

•	Uniquely Broad Set of Value-Added Products. We enable financial institutions to expand their Internet presence beyond their core banking functions by providing additional value-added products and services to their customers. We believe our product suite offers the broadest capabilities in the industry, including: online bill payment, bill presentment, online lending, online cash management, check imaging, account aggregation, inter-institutional payments, online statements, check reordering, target marketing software, professional services, and training seminars. We maintain an extensive network of vendors that have cooperatively developed many of our value-added products and services.

•	Cooperative Marketing Programs. Our cooperative marketing programs encourage higher end user adoption through a series of direct marketing and promotional tools including incentives for staff of financial institutions, promotions for end users, training programs, statement stuffers, and email campaigns.

Our Strategy

Our objective is to further enhance our position as a leading provider of online banking solutions to financial institutions for their retail and business customers. We intend to provide these institutions with a competitive platform that will permit them to achieve additional revenue-producing opportunities, enhance long-term cost-efficiencies, and improve customer service and client retention. To achieve this objective, we intend to:

•

Increase End User Penetration.    As of December 31, 2003, our financial institutions with live Internet banking sites had 4.4 million active end users out of approximately 34.4 million potential end users, resulting in an overall penetration of 12.8%. We help clients expand the number of active end users of our

Internet banking applications through marketing assistance programs and by sharing best practices. These cooperative marketing programs enable clients to increase their returns from the online channel, through increased revenue opportunities, lower customer attrition, and reduced service costs.

•	Pursue Cross-Selling Opportunities Within Our Existing Customer Base. We currently enable financial institutions to offer Internet banking applications and automated lending capabilities to their retail and business banking end users. We believe that we have a significant opportunity to sell our comprehensive suite of products and services to existing customers as their needs evolve and their customer base grows.

•	Increase the Number of Our Financial Institution Customers. We intend to further penetrate the substantial market for online banking applications. As of December 31, 2003, we had contracts with 1,710 financial institutions throughout the U.S. Our addressable market for new customers is comprised of two segments: financial institutions that have yet to offer online banking services but plan to do so, and those that offer online banking services and want to either change from an in-house system or change their outsource providers.

•	Retain Existing Customers. Approximately 20 to 25% of our client base is subject to contract renewals each year. We intend to maximize client retention through a dedicated client retention management team, aggressive utilization of sales resources, a strategic approach to account management of key accounts, and other initiatives.

•	Increase Our Relationships with Core Data Processing Vendors. We intend to increase the number of our relationships with core data processing vendors to allow our applications to interface with more financial institutions and to expand our sales and distribution channel relationships. We currently interface with most of the major vendors that provide data processing services to the major financial institutions in our addressable market. We intend to continually increase this coverage and to expand our existing relationships.

•	Broaden Product and Service Offerings. We plan to continue to offer new and enhanced products and services to provide our customers with a comprehensive range of product and service capabilities. We intend to enhance the capabilities or functionality of our applications to further drive end user adoption and enable our customers to offer a broad portfolio of products to better compete against larger financial institutions.

•	Pursue Strategic Merger and Acquisition Opportunities. We intend to continue to pursue opportunities to acquire businesses that will add financial institution customers, complementary technologies or services, or provide other benefits.

Products and Services

Internet Banking

We offer a broad range of outsourced Internet banking products and services for the retail customers of our financial institution clients that include the following features:

•	View online transaction history, account balances, check images, and statements.

•	Online bill payment capability to “pay anyone” through the financial institution’s web site.

•	Online bill presentment capability to receive, view, pay and store electronic bills online.

•	Two-way data transfer with Microsoft Money® and Intuit Quicken® financial software.

•	Secure online applications to open new accounts, apply for credit cards, insurance, loans or other products.

•	Inter-institutional and person-to-person payments outside the financial institution.

•	Wireless banking and alerts through mobile devices.

•	Promotion and marketing tools to allow financial institutions to market to online users.

•	E-commerce web portal for marketing third-party financial products.

•	Web site development, maintenance, and implementation services.

•	Funds transfer between accounts, current or scheduled.

Cash Management

Our cash management products serve the business customers of our financial institution clients. We generally provide our cash management products on an outsourced basis; however, we also offer a licensed software delivery alternative for large financial institutions. Primary features include:

•	Online administration platform to control access among users.

•	View online transaction history and balance information.

•	Funds transfer between accounts, current or scheduled.

•	Stop payments for previously issued checks.

•	File export to business financial management software.

•	Bill payment and bill presentment.

•	Automated clearing house (ACH) services for payroll and other payments.

•	Wire transfers with other financial institutions or vendors.

•	Foreign exchange rates and trading.

•	Check reconciliation services.

Lending

Our lending products provide rules-based underwriting on behalf of our financial institution clients, applying client-specific and client-defined rules to reach a credit decision. We support a wide range of consumer loans including home equity, auto loans and personal loans, but we do not support mortgage lending. We do not bear any of the underwriting or financial risk of these loans. We charge our clients a fee per application regardless of whether the loan is approved or not. Lending products are offered through multiple service channels to match consumer preferences and include:

•	Real-time loan evaluation over the Internet for consumer loans, including the retrieval of an electronic credit report and a credit decision response to the applicant, generally in less than a minute.

•	Loan evaluation through our 24 hours a day, 7 days a week call center staffed with trained loan officers.

•	Loan evaluation by the financial institution client’s loan officer, using our Internet-based product for desktop decisioning within the retail branch.

Our lending products feature interfaces to major loan origination systems, online credit bureau verification, and pre-qualification capabilities for home equity and consumer loans.

Data Centers

We currently provide our Internet banking services out of a data center located in Westlake Village, California. In addition, we operate a smaller data center in Sacramento in connection with our lending division and a data center in Atlanta for our large cash management clients. All of our data centers currently have disaster recovery capabilities. Our disaster recovery data center in Norcross, Georgia allows for emergency backup and disaster recovery functions in the event of system interruption or shutdown involving the Westlake Village data center.

Each of our data centers maintains a controlled access environment with security measures ranging from alarms, video cameras, security guards, biometric access controls and a centrally monitored key card access system. Our data centers are also equipped with a self-contained power system that includes a high capacity battery backup system, providing continuous power to all production systems. In addition, diesel power generators provide backup power to each of our facilities in the event of an extended power outage. We maintain and test our Norcross disaster recovery data center to provide system redundancy, fail-over and emergency backup capabilities.

Customers

As of December 31, 2003, we had contracts with 1,710 financial institutions, including 1,455 for Internet banking services, 556 for cash management services and 218 for lending services. We had approximately 4.4 million active Internet banking end users representing a 12.8% penetration of the 34.4 million potential end users among 1,350 live client sites at December 31, 2003.

For the year ended December 31, 2003, no individual financial institution accounted for over 10% of our total revenues.

Third-Party Relationships

We have relationships and have developed direct connections, or system interfaces, with most of the major vendors of core data processing software and outsourced data processing services to financial institutions. These system interfaces enable us to access a financial institution’s host system to provide end users access to their account data. In addition to developing new interfaces, we continue to significantly enhance our numerous existing interfaces in order to deliver more robust connectivity and increase operating efficiencies. As of December 31, 2003, we have developed interfaces to many of the major systems that provide services to financial institutions, most of which are supported within joint marketing arrangements that we have in place with data processing vendors. More than 50% of our revenue is derived from these referral and reseller agreements with core processing partners, including Fiserv, BISYS, Fidelity Information Services, Inc., Aurum Technologies, Computer Services Inc., Data Center Inc., Financial Solutions, Inc., re:Member Data, John Harland, Bradford Scott, COCC, and BMA.

We recently renewed through 2006 a reseller agreement with BISYS, that began in April 1998. BISYS, which provides transaction processing and other administrative and computer processing services to financial institutions, offers our products to its customer base. BISYS is entitled to retain a portion of the fees collected on implementation and monthly service.

To deliver bill payment and bill presentment services, we have relationships with major providers such as Metavante Corporation and CheckFree Services Corporation. Our agreement with Metavante was renewed in July 2003 and may be renewed in February 2005 for successive one-year terms. Our agreement with CheckFree is renewable for additional one-year terms following the expiration of the initial term in March 2004, and we are currently discussing the terms of renewal with them. Our agreements require us to pay fixed, minimum and variable fees based on factors such as the number of customers, end users, and bill payment transactions. The agreements also require us to pay certain minimum payments on a monthly or annual basis.

Sales and Marketing

We sell to our customers and potential customers utilizing a direct sales model. As of December 31, 2003, our sales, marketing and client relations staff consisted of 105 people, who are responsible for prospecting and acquiring new accounts, managing existing client relationships and renewals, and cross-selling additional products to those accounts. Our sales team is generally organized by geographic regions. We also have a dedicated national account sales team that targets larger institutions throughout the U.S. to complement our sales force and an “add-on” sales team that pursues cross-selling opportunities with existing clients.

The market for outsourced online banking services is comprised of financial institutions that have yet to offer online banking services and may wish to do so and those that offer online banking services and wish to change their outsource provider or switch from an in-house system. We target both markets through our direct sales force.

Our typical sales cycle is approximately four to six months for new financial institution customers and approximately two months for add-on sales to existing financial institution customers. We also have a dedicated account management and sales staff to manage the client renewal process and a sales compensation plan that promotes client renewals. Our account managers identify customers whose contracts are subject to renewal with sufficient lead-time to allow the customer, our sales people, and executive sponsors to manage the renewal process and maximize client retention.

Our primary marketing efforts are focused on identifying potential customers and marketing our services to end users through our customers. Our marketing efforts include: press relations, advertising, direct mail, trade shows and meetings with Internet banking user groups, and client conferences hosted by us and our core processing partners. We also offer cooperative marketing programs for existing customers, under which financial institutions partner with us to promote higher adoption and retention of the online channel, and cross selling of additional products to online end users.

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

Product Development

As of December 31, 2003, our product development staff consisted of 163 software developers and engineers, as well as product and project managers. Their development efforts are focused on:

•	Enhancements to Existing Products. We are continuously developing new features and functions for our consumer and business banking and lending products in order to provide a broader range of functions. Additional product enhancements will provide better and more streamlined usability for both our financial institutions and their end users.

•	Introduction of New Product Lines. We are continuously seeking to expand our product offerings. For example, we recently introduced live chat and secure email support capabilities, to allow our customers to interact with their end-users over the Internet in a secure environment.

•	Interfaces with Data Processing Vendors and Other Third Parties. We are continuing to enhance and expand our interfaces to financial institutions’ core data processing systems and other third-party systems, such as vendors of online check imaging systems.

Our research and development expenses were $15.6 million in 2003, $16.2 million in 2002 and $20.7 million in 2001. These expenses relate to product development and are charged to operations as incurred.

Competition

The market for Internet banking services is highly fragmented with many providers. In the area of retail Internet banking, we primarily compete with other companies that provide outsourced online banking services to financial institutions, including Online Resources, S1 Corporation, FundsXpress and Certegy. Also, vendors such as Corillian and Financial Fusion (a subsidiary of Sybase) that primarily target the largest financial institutions occasionally compete with us in our market segment. In addition, several of the vendors offering data processing services to financial institutions offer their own online banking products, including Fiserv, Open Solutions, Jack Henry, and Metavante. Local competition for Internet banking services is provided by more than 20 smaller online service outsourcing companies located throughout the U.S.

Our primary competition in the business banking services segment are vendors of cash management systems for large corporations such as Politzer & Haney, Fundtech, and S1 Corporation. Our primary competition for providing lending products to financial institutions are APPRO, IA Systems, and Lending Solutions, Inc.

We also face potential indirect competition from Internet portals such as Quicken.com, MSN.com, and Yahoo! which might serve as an alternative to financial institutions’ web sites, particularly for bill payment, bill presentment and account aggregation services. In addition, we could experience competition from our financial institution customers and potential customers who develop their own online banking products and services.

Government Regulation

The financial services industry is subject to extensive and complex federal and state regulation. Our current and prospective customers, which consist of financial institutions such as commercial banks, savings and loans associations, credit unions and savings banks, operate in markets that are also subject to rigorous regulatory oversight and supervision. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design, and the charter or license of the financial institution. Our financial services customers must independently assess and determine what is required of them under these regulations and are responsible for ensuring that our system and the design of their web sites conform to their regulatory obligations.

We are not licensed by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions or other providers of financial services. We are examined by the Federal Financial Institution Examination Council under the Information Technology examination guidelines. Although we believe we are not subject to direct supervision by federal and state banking agencies relating to other regulations, we have from time to time agreed to examinations of our business and operations by these agencies. We are also subject to encryption and security export laws and regulations, which depending on future developments, could render our business or operations more costly, less efficient or impossible.

Proprietary Rights

Our proprietary rights are important to our products and services, and we continually seek to expand the technology that we use in our business through internal development, licensing and acquisitions. We generally rely on copyright, trademark and trade secret laws, and contractual rights to establish and maintain our proprietary rights in our technology and products. In 2002, the “Digital Insight” mark was approved as a registered trademark by the U.S. Patent and Trademark Office. Due to the nature of the technology associated with our products and services, we believe that our ability to compete does not depend to any significant extent on whether or not our technology is patented, and none of our technology is currently patented. In order to protect our proprietary information we limit access to and distribution of our source code and other intellectual property and we also enter into confidentiality agreements with our employees, consultants, resellers and customers.

Employees

As of December 31, 2003, we had a total of 741 employees, including 21 part-time employees. None of our work force is unionized. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Our operating results may fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We base our operating expenses on anticipated revenue growth and many of our operating expenses are relatively fixed in the short term. Our revenue model is based largely on recurring revenues predominately derived from actual end users and transaction volume counts. The number of our total end users is affected by many factors, many of which are beyond our control, including the number of new user registrations, end user turnover, loss of customers, and general consumer trends. We may expend funds and management resources to increase end user penetration and still fail to achieve the targeted end user growth. Accordingly, our results of operations for a particular period may be adversely affected if the revenues based on the number of end users forecasted for that period are less than expected. As a result, if our revenues are lower than we expect in some future period, our operating results may be below the expectations of market analysts or investors. If this occurs, the price of our common stock would likely decrease.

Our operating results may also fluctuate in the future due to a variety of other factors, including:

•	the overall level of demand for Internet banking services by consumers and businesses and the demand for our products, product enhancements and services in particular;

•	loss of significant customers due to non-renewals of the service contracts, acquisition of the customers by non-customer financial institutions, customer insolvencies and other reasons;

•	actions taken by our competitors, including the introduction of new products or changes in their pricing models;

•	spending patterns and budgetary resources of financial institutions and their end user customers;

•	the timing of upgrades to our computer hardware infrastructure;

•	the timing of customer product implementations or our failure to timely complete scheduled product implementations;

•	a negative outcome in any significant legal proceeding or prolonged litigation;

•	governmental actions affecting Internet operations or content; and

•	general economic trends and the impact of external factor or events, such as war or acts of terrorism.

If we fail to manage our growth, our results of operations and reputation could be harmed.

The growth in our operations presents many challenges. For example, the number of our customers increased from approximately 467 as of December 31, 1999 to 1,710 as of December 31, 2003 and the number of our employees increased from 161 to 741 over the same time period. Moreover, we plan to continue to hire more employees this year. This resulting growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business. If we are unable to do so effectively, our business and results of operations could be harmed.

Any failure in our disaster recovery or emergency fail-over procedures could cause interruption in our system and loss of customers.

Most of our communications and network equipment related to our Internet banking operation is currently located in our main data center in Westlake Village, California out of which we provide our Internet banking services. We also maintain a back-up data center in Norcross, Georgia for the Westlake Village data center. We maintain these two data centers in a manner that will continue to provide system redundancy, fail-over from the Westlake facility to the Norcross facility and emergency backup capabilities. While the architecture of the two systems was largely integrated by early 2001, the process of failing over to a recovery site currently involves some manual intervention, and there is some attendant delay and loss of use of non-key features and functionality. In addition, we maintain similar back capabilities for our data centers in Sacramento and Atlanta. We cannot assure you that these data centers will continue to provide full system redundancy, fail-over and disaster recovery capabilities as expected. In addition, we may experience problems during the recovery or fail-over process that could cause system failures and decreased levels of service. Although we perform testing on a periodic basis to ensure that recovery mechanisms perform as planned, unexpected failure of any of these mechanisms may prevent a successful recovery.

A natural disaster, such as a fire, an earthquake or a flood, at either of our facilities could result in failures or interruptions in providing our Internet banking products and services to our customers. Although we maintain and regularly test an uninterruptible power supply system for our critical systems in all of our data centers there is no assurance that this system, consisting of a back-up battery and a diesel generator, will function properly, or at all, in case of a power loss. In addition to a potential loss of power, our systems are vulnerable to operational failures, telecommunications failures and similar events. We have contracted to provide a certain level of service to our customers and, consequently, a failure or interruption of our system has in the past caused, and in the future could cause, us to refund fees to some of our customers to compensate for decreased levels of service. Even with our disaster recovery plan and the integration of our two main facilities, we could experience a failure or interruption in our systems that could lead to loss of data or the inability to provide services to our customers.

If we do not retain our customers or they do not successfully market our products, we will not be able to increase our revenues.

We also depend on our financial institution customers to market and promote our products to their end user customers. Neither we nor our financial institution customers may be successful in marketing our current or future Internet banking products and services.

Moreover, financial institutions generally agree to use our products and services pursuant to contracts with durations that range from one to five years. Upon expiration, these contracts may be discontinued and we may lose customers as a result. We lose customers every quarter for a variety of reasons, and continually seek to replace these and add new customers. Unless our Internet banking products and services are successfully deployed and marketed by a significant number of financial institutions and achieve widespread market acceptance by their end user customers for a significant period of time, we will not be able to achieve our business objectives and increase our revenues.

We depend on the efficient operation of the Internet, other networks and systems of third parties; if they do not operate efficiently, we will not be able to effectively provide our products and services.

We depend on the efficient operation of network connections from our customer financial institutions, their data processing vendors and other third-party vendors such as bill payment providers. Further, portions of our revenue are dependent on continued usage by end users of Internet banking services and their connections to the

Internet. Each of these connections, in turn, depends on the secure and efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or have experienced outages. In addition, the majority of our services depend on real-time connections to the systems of financial institutions, data processing vendors and bill payment providers. Any operational problems or outages in these systems would cause us to be unable to provide a real-time connection to these systems and we would be unable to process transactions for end users, resulting in decreased revenues. In addition, any system delays, failures or loss of data, whatever the cause, could reduce customer and end user satisfaction with our products and services and harm our revenues.

Our past and potential future acquisitions involve risks to our business and financial results.

We may acquire complementary technologies or businesses in the future. Due to consolidation trends within the Internet banking services industry, our failure to successfully implement a long-term acquisition strategy could damage our competitive position. We closed our acquisitions of nFront Inc. on February 10, 2000; 1View Network Corporation on June 21, 2000; AnyTime Access, Inc. on July 31, 2000; Virtual Financial Services, Inc. on January 28, 2002; and Magnet on November 25, 2003. We recognized an impairment charge of $29.0 million in 2002 for ATA goodwill. Future acquisitions may involve large one-time write-offs, including goodwill impairment charges, and amortization expenses related to intangible assets. In this regard, any of these factors could adversely affect our operating results or stock price. Acquisitions involve numerous risks, including, but not limited to:

•	difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company with our operations;

•	diverting our management’s attention from other business concerns;

•	impairing relationships with our employees, affiliates, strategic marketing alliances and third-party vendors;

•	the inability to maintain uniform standards, controls, procedures and policies;

•	loss of acquired customers and strategic partners beyond projected thresholds;

•	entering markets in which we have no direct prior experience; and

•	losing key employees of the acquired company.

Some or all of these risks could result in a material adverse effect on our business, financial condition and operating results. In addition, we cannot assure you that we will be able to identify suitable acquisition candidates that are available for sale at reasonable prices. We may elect to finance future acquisitions with debt financing, which would create debt service requirements, or through the issuance of additional common or preferred stock, which could result in dilution to our stockholders. We cannot assure you that we will be able to arrange adequate financing, if required, for any acquisitions on acceptable terms.

We depend on cooperation from data processing vendors for financial institutions, some of whom have resisted efforts in the past to allow the integration of our products and services with their systems.

Our products involve integration with products and systems developed by data processing vendors that serve financial institutions. If any of our products fail to be supported by financial institutions’ data processing vendors, we would have to redesign our products to suit these financial institutions. We cannot assure that any redesign could be accomplished in a cost-effective or timely manner. We rely on these vendors to jointly develop technology with us and to disclose source code specifications to enable our products to integrate effectively with their products and systems. In the past, some vendors have resisted integrating our products or have caused delays or other disruptions in the implementation process. Several of these data processing vendors offer or are planning to offer Internet banking products and services that are directly competitive with our products and services and have resisted efforts to allow us to integrate our products and services with their systems in the past. In addition, financial institutions’ data processing vendors may develop new products and systems that are incompatible with our products. Our failure to integrate our products effectively with financial institutions’ data processing vendors could result in higher implementation costs or the loss of current and potential customers.

Competition could reduce or eliminate demand or result in lower prices for our products and services.

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

We may not be able to compete successfully against our current or future competitors and, accordingly, we cannot be certain that we will be able to expand the number of our customers and end users, retain our current customers or third-party service providers, or maintain our current pricing levels for our products and services. In particular, as we negotiate the renewal of long-term service contracts with current customers, we may be subject to competitive pressures and other factors that may require concessions on pricing and other material contract terms to induce the customer to remain with us.

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

Concerns over security and the privacy of end users have intensified both within and outside of the U.S., and may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. Any well-publicized compromise of security or a widespread epidemic involving identity theft could deter people from using the Internet or using it to conduct transactions that involve transmitting confidential information. We may need to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Although we intend to continue to implement state-of-the-art security measures, persons may be able to circumvent the measures that we implement in the future. Eliminating computer viruses and alleviating other security problems may result in interruptions, delays or cessation of service to users accessing web sites that deliver our services, any of which could harm our business.

We could be subject to potential liability claims related to use of our products and services.

Financial institutions use our products and services to provide Internet banking services to their customers. Any errors, defects or other performance problems in our products and services could result in financial or other damages to these financial institutions for which we may be liable. A product liability claim brought against us, even if not successful, would likely be time consuming, result in costly litigation, and could seriously harm our business and reputation. Although our contracts typically contain provisions designed to limit our exposure to liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Moreover, we may be liable for transactions executed using Internet services based on our products and services even if the errors, defects or other problems are unrelated to our products and services.

Our stock price is volatile, which could cause you to lose some or all of your investment.

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

Neither federal depository institution regulators nor other federal regulators of financial services require us to obtain any licenses. We are examined by the Federal Financial Institution Examination Council under the Information Technology guidelines. Although we believe we are not subject to direct supervision by federal and state banking agencies relating to other regulations, we have from time to time agreed to examinations of our business and operations by these agencies. These regulators have broad supervisory authority to remedy any shortcomings identified in any such examination.

Federal, state or foreign authorities could also adopt laws, rules or regulations relating to the financial services industry that affect our business, such as requiring us or our customers to comply with data, record keeping and processing, and other requirements. It is possible that laws and regulations may be enacted or modified with respect to the Internet, covering issues such as end user privacy, pricing, content, characteristics, taxation and quality of services and products. If enacted or deemed applicable to us, these laws, rules or regulations could be imposed on our activities or our business, thereby rendering our business or operations more costly, burdensome, less efficient or impossible, and requiring us to modify our current or future products or services.

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

Consolidation of the banking and financial services industry could cause our revenues to fall.

Consolidation of the banking and financial services industry could result in a smaller market for our products and services. A variety of factors could cause our customers to reassess their purchase or potential purchase of our products and could result in termination of services by existing customers. Although our contracts typically provide for an early termination fee, the loss of customers may negatively impact our operating results in future periods. After consolidation, banks and other financial institutions may experience a realignment of management responsibilities and a reexamination of strategic and purchasing decisions. We may lose relationships with key constituencies within our customers’ organizations due to budget cuts, layoffs, or other disruptions following a consolidation. In addition, consolidation may result in a change in the technological infrastructure of the combined entity. Our products and services may not integrate with this new technological infrastructure. The acquiring institution may also have its own in-house system or outsource to competitors.

War, terrorism and the possibility of further acts of violence may have a material adverse effect on our financial results.

War, the threat of war, terrorist attacks, such as the attacks that occurred on September 11, 2001, the response by the United States and further acts of violence may affect the market in which our common stock will trade, the markets in which we operate, and our operations and profitability. For example, prospective customers may delay or cancel technology purchase commitments, such as Internet banking, or shift their focus away from our products to security-related technology in response to the terrorist attacks. The potential near-term and long-term effect of these events on our business, the market for our common stock and the national economy is uncertain and we may not be able to foresee events that could have a material adverse effect on our business or the trading price of our common stock.

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

Our principal offices currently occupy approximately 46,000 square feet in Calabasas, California, pursuant to a lease that expires May 31, 2011. We also occupy an aggregate of approximately 178,000 square feet of office space in Westlake Village and Sacramento, California, and Athens, Atlanta and Norcross, Georgia. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

In Re Digital Insight Corporation Initial Public Offering Securities Litigation

On December 6, 2001, Digital Insight and three of its current and former officers and directors were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims, which were also asserted against the managing underwriters in our previous public offerings, are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the IPOs of more than 300 other companies. Along with these companies and the individual defendants, but not the underwriter defendants, we have agreed in principle with the plaintiffs to settle the claims. As part of the settlement, once the settlement documents have been fully negotiated and executed, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for this lawsuit.

In addition to this lawsuit, we may be involved from time to time in litigation arising in the normal course of our business. Although we are currently not a party to such litigation that we believe would have a material adverse effect, individually or in the aggregate, on our business or financial condition, it is possible that in the future we could become a party to such proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

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

	Common Stock Price
	High	Low
2002
First Quarter	$28.30	$18.35
Second Quarter	27.90	11.67
Third Quarter	19.45	11.97
Fourth Quarter	16.15	7.60

2003
First Quarter	$15.55	$8.35
Second Quarter	18.94	12.28
Third Quarter	24.05	18.80
Fourth Quarter	25.50	17.75

(b)	Holders

As of December 31, 2003, there were 252 holders of record of our common stock.

(c)	Dividends

We have never paid cash dividends on our common stock, and we anticipate that in the foreseeable future we will continue to retain any earnings for use in the operations of our business.

(d)	Securities authorized for issuance under equity compensation plans

Item 12 of Part III contains information concerning securities authorized for issuance under equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated statement of operations data and selected consolidated balance sheet data. We derived this data from our consolidated financial statements for the years presented, which have been audited. To reflect the continuing evolution of our business operations, certain expense items were reclassified in 2003. Results for prior years have been revised as necessary to conform to the 2003 presentation.

You should read this data together with our audited consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2003(1)	2002(1)(2)	2001(2)(3)	2000(1)(2)(3)	1999(3)
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Revenues	$154,362	$130,387	$94,635	$54,428	$26,245
Cost of revenues	72,569	67,453	53,124	33,281	15,682

Gross profit	81,793	62,934	41,511	21,147	10,563
Operating expenses	64,183	72,429	95,458	82,376	30,022

Income (loss) from operations	17,610	(9,495)	(53,947)	(61,229)	(19,459)
Interest and other income, net	556	600	1,999	3,740	1,441
Accretion of redeemable convertible preferred stock	—	—	—	—	(136)

Net income (loss) attributable to common stockholders before cumulative effect of change in accounting method and income tax benefit	18,166	(8,895)	(51,948)	(57,489)	(18,154)
Income tax benefit, net	28,428	—	—	—	—

Net income (loss) before cumulative effect of change in accounting method	46,594	(8,895)	(51,948)	(57,489)	(18,154)
Cumulative effect of change in accounting method	—	(29,036)	—	(2,515)	—

Net income (loss) attributable to common stockholders	$46,594	$(37,931)	$(51,948)	$(60,004)	$(18,154)

Basic net income (loss) per share before cumulative effect of change in accounting method	$1.41	$(0.28)	$(1.77)	$(2.25)	$(1.26)
Per share cumulative effect of change in accounting method	—	(0.91)	—	(0.10)	—

Basic net income (loss) per share	$1.41	$(1.19)	$(1.77)	$(2.35)	$(1.26)

Diluted net income (loss) per share before cumulative effect of change in accounting method	$1.38	$(0.28)	$(1.77)	$(2.25)	$(1.26)
Per share adjustment for cumulative effect of change in account method	—	(0.91)	—	(0.10)	—

Diluted net income (loss) per share	$1.38	$(1.19)	$(1.77)	$(2.35)	$(1.26)

Shares used to compute basic net income (loss) per share	32,991	31,984	29,301	25,534	14,389

Shares used to compute diluted net income (loss) per share	33,700	31,984	29,301	25,534	14,389

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$69,335	$74,379	$53,634	$81,710	$79,031
Long-term investments	1,007	—	13,334	—	—
Working capital	78,253	59,048	54,396	73,569	73,921
Total assets	348,812	259,063	236,628	282,226	103,488
Long-term portion of capital lease obligations and long-term debt	—	—	6,293	3,928	393
Total liabilities	42,341	49,400	39,737	42,391	17,304
Total stockholders’ equity	306,471	209,663	196,891	239,835	86,184

(1)	The selected consolidated financial data includes the results of the purchase method acquisitions of 1View, ATA, ViFi and Magnet for periods subsequent to their acquisition dates of June 2000, July 2000, January 2002 and November 2003, respectively.

(2)	In 2002, we adopted SFAS No. 142 which established an impairment approach to accounting for goodwill and discontinued amortization of goodwill prospectively for all acquisitions. We recorded an impairment charge of $29.0 million in the first quarter of 2002 from the adoption of SFAS No. 142. Amortization of goodwill included in operating expenses was $25.5 million and $13.4 million in 2001 and 2000, respectively. The pro forma net loss and net loss per share excluding goodwill amortization in prior years is as follows:

	2001	2000
	(in thousands, except per share data)
Pro forma net loss	$(26,440)	$(46,602)
Pro forma net loss per share	$(0.90)	$(1.83)

(3)	In 2000, we adopted SAB 101, which changed the way we recognize upfront implementation fees and related direct incremental implementation costs. Previously, we recognized implementation fee revenue and related costs upon the completion of the implementation process. Under SAB 101, we now defer recognition of certain implementation fee revenue and related direct incremental costs and recognize them ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship, generally four years. The adoption of SAB 101 resulted in a negative cumulative effect adjustment of $2.5 million at January 1, 2000 to reflect the increase in deferred implementation revenue, which was partially offset by the increase in deferred direct implementation costs. The pro forma net loss and net loss per share assuming this change of accounting principle for SAB 101 for the period prior to the adoption is as follows:

1999
(in thousands, except per share data)
Pro forma net loss	$(19,791)
Pro forma net loss per share	$(1.38)

Revenue recognized during 2001 and 2000 that was included in the SAB 101 cumulative effect adjustment was $2.4 million and $3.1 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We manage our business through two reportable segments: the Internet banking division and the lending division. On November 25, 2003 we completed our acquisition of Magnet Communications, Inc. (“Magnet”), a privately held company based in Atlanta Georgia, for $33.5 million in cash and 1.45 million shares of our common stock with a fair value of $28.5 million. With the acquisition of Magnet, we also offer online cash management products to large financial institutions that are available as either a licensed software implementation or hosted in our data centers. No customer accounts for more than 10% of our revenues and we have no significant foreign operations. Summarized results of operations for our reportable segments were as follows for the three years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003		2002		2001
	(in thousands)
	Dollars	%	Dollars	%	Dollars	%
Revenues:
Internet banking	$136,386	88	$114,541	88	$79,045	84
Lending	16,720	11	15,846	12	15,590	16
Unallocated and Magnet (1)(2)	1,256	1	—	—	—	—

Total	$154,362	100	$130,387	100	$94,635	100

	Dollars	Margin	Dollars (4)	Margin	Dollars (5)	Margin
Gross profit:
Internet banking	$74,179	54	$57,353	50	$37,024	47
Lending	6,929	41	6,017	38	5,247	34
Unallocated and Magnet (1)(2)	685	—	(436)	—	(760)	—

Total	$81,793	53	$62,934	48	$41,511	44

	Dollars (3)%		Dollars (4)%		Dollars (5)%
Operating expenses:
Internet banking	$52,040	81	$48,103	66	$46,615	49
Lending	5,469	9	5,280	7	5,781	6
Unallocated and Magnet (1)(2)	6,674	10	19,046	26	43,062	45

Total	$64,183	100	$72,429	100	$95,458	100

	Dollars	Margin	Dollars	Margin	Dollars	Margin
Net income (loss) from operations:
Internet banking	$22,139	16	$9,250	8	$(9,591)	(12)
Lending	1,460	9	737	5	(534)	(3)
Unallocated and Magnet (1)(2)	(5,989)	—	(19,482)	—	(43,822)	—

Total	$17,610	11	$(9,495)	(7)	$(53,947)	(57)

Prior year results have been reclassified to conform to the 2003 presentation.

(1)	Unallocated amounts include charges that are not allocated to segment management to manage their businesses as noted below.

(2)	The operations of Magnet were not integrated into an operating segment in 2003. The operating results of Magnet from the acquisition date of November 25, 2003 were as follows: Revenue, $1,256; Gross profit, $685; Operating expenses, $806 and Loss from operations, $121.

(3)	Unallocated operating expenses include $5,868 of intangible asset amortization.

(4)	Gross profit includes $436 of deferred stock-based compensation included in cost of revenues. Unallocated operating expenses include $973 of deferred stock-based compensation, $5,793 of intangible asset amortization, and $12,280 of restructuring, asset impairment and other charges.

(5)	Gross profit includes $760 of deferred stock-based compensation included in cost of revenues. Unallocated operating expenses include $4,057 of deferred stock-based compensation, $35,729 of goodwill and intangible asset amortization, and $3,276 of restructuring charges.

A large portion of our Internet banking revenue results from the number of active Internet banking end users at our financial institution clients. Summarized end users, in thousands, at December 31 of each of the last three years were as follows:

	2003		2002		2001
	End Users	Penetration (1)	End Users	Penetration (1)	End Users	Penetration (1)
Potential end users at all sites	35,886	n/a	33,393	n/a	28,100	n/a
Potential end users at live sites	34,370	n/a	31,883	n/a	25,400	n/a
Active Internet banking end users (2)	4,404	12.8%	3,555	11.2%	2,420	9.5%
Bill payment end users	663	15.1%	461	13.0%	241	10.0%

(1)	Penetration for active end users is calculated as a percentage of potential end users at live sites. Penetration for bill payment end users is calculated as a percentage of active Internet banking end users.

(2)	Active Internet banking end users are consumers who have accessed basic account information online within the period specified by our contract with the financial institution.

Revenues:    We derive revenues primarily from long-term service contracts with our financial institution customers, which pay recurring service fees based primarily on the number of active end users or end user transactions or fixed monthly amounts, primarily for hosting and maintaining web sites, as well as upfront implementation fees and other revenues. Revenue from recurring service fees are recognized as services are provided. Implementation fees are recognized ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship, generally four years. Recurring service fees were 91.3% of total revenues in 2003, 89.9% in 2002 and 86.0% in 2001.

Other revenues are derived from web site design services, optional consulting and training services and other optional products or services purchased separately by customers that represent the culmination of a separate earnings process, and termination fees. With the acquisition of Magnet in 2003, we also earn revenues from the sale of software licenses and maintenance fees to non-hosted customers. These other revenues are recognized upon the completion or delivery of the product or service if we have no remaining obligations, the amounts due are fixed and determinable, and collection of the related receivable is probable.

Gross Profit:    Revenues are reduced by costs of revenues that are comprised primarily of salaries and related personnel expenses, network costs, depreciation and amortization of equipment and software used in providing our service, expenses related to the operation of our data centers and fees paid to third parties, including bill payment vendors, online statement and check imaging vendors and communication services providers. Cost of revenues also includes the recognition of deferred implementation costs which are recognized ratably over the term of the customer relationship.

Operating Expenses:    We include sales, general and administrative expenses, research and development expenses, amortization of intangibles resulting from acquisitions and restructuring, asset impairment and other charges in operating expenses.

Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources and administrative personnel; sales commissions; and other general corporate expenses. In addition, these expenses include marketing expenses such as trade shows, promotional costs and end user marketing campaigns and the payments to core data processing vendors under marketing alliance agreements.

Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of our products and our data processing vendor interface software.

Amortization of intangibles consists of the amortization of identifiable intangible assets created as a result of our acquisitions of ATA, ViFi and Magnet.

We recorded restructuring charges of $2.1 million in 2002 and $3.3 million in 2001. As a result of these restructuring activities we closed one facility, reduced space utilized at three facilities, eliminated 115 employee positions and relocated or reassigned 18 employees. In 2002, we also recorded an asset impairment charge of $2.9 million related to computer software and equipment abandoned or removed from service and other charges of $7.3 million including $6.9 million from the settlement of the FundsXpress litigation.

Income Tax Benefit:    In the fourth quarter of 2003, we determined that our deferred tax asset valuation allowance was no longer required. This determination was based on an evaluation of positive and negative factors including: our history of achieving operating objectives; the achievement of, and improvement, in sustained operating profitability beginning in the third quarter of 2002; the long-term nature of our contracts and our established customer relationships; future projections of pre-tax income; and the lack of significant limitations on the use of acquired net operating losses. We believe these factors will allow for the full realization of our net operating loss and research and development carryforwards as an offset to future taxable income. We recognized an income tax benefit of $28.4 million in 2003 including $31.3 million related to reversal of the deferred tax asset valuation allowance at December 31, 2002 partially offset by a net provision for current and deferred Federal and state income taxes of $2.9 million.

Results of Operations

Certain amounts for the years ended December 31, 2002 and 2001 have been reclassified to conform to the 2003 presentation.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Revenues:    Revenues for the year ended December 31, 2003 were $154.4 million, an increase of 18% from $130.4 million for the prior year. Revenues for 2003 include $1.3 million from the acquisition of Magnet.

The Internet banking division generated revenues of $136.4 million representing 88% of total revenues for the year ended December 31, 2003 compared to $114.5 million and 88% for the prior year. This increase of $21.9 million, or 19%, was primarily due to an increased number of active end users driven by an increased penetration rate within our existing customer base. During 2003, active Internet banking end users increased 24% to approximately 4.4 million at December 31, 2003 from approximately 3.6 million at December 31, 2002.

Revenues for the lending division were $16.7 million in 2003 compared to $15.8 million for the prior year. This increase of $874,000, or 6%, is the result of a 33% increase in applications processed from 451,000 in 2002 to 600,000 in 2003, partially offset by a shift from higher priced historical call center applications to Internet applications. Internet applications produce lower revenue per transaction; however, the costs associated with Internet applications are lower than those associated with our call center applications which results in a higher gross margin percentage per transaction.

Cost of Revenues:    Cost of revenues for the year ended December 31, 2003 were $72.6 million, an increase of 8%, from $67.5 million in the prior year. Cost of revenues includes $436,000 of deferred stock-based compensation expense in 2002 and $571,000 of Magnet expenses in 2003 that have not been allocated to an operating segment.

Cost of revenues for the year ended December 31, 2003 includes $62.2 million related to the Internet banking division compared to $57.2 million for the prior year. This increase of $5.0 million, or 9%, was primarily due to the cost to service additional end user transactions. The percentage increase for Internet banking cost of sales was smaller than the increase in the corresponding revenues due to our high concentration of fixed costs as discussed in the “Gross Profit” section below.

Cost of revenues for the lending division for the years ended December 31, 2003 and 2002 remained constant at $9.8 million reflecting the shift from higher cost call center applications to lower cost Internet applications as the volume of transactions increased.

Gross Profit:    Gross profit increased to $81.8 million for the year ended December 31, 2003 from $62.9 million for the prior year. Gross margin for the Internet banking division increased to 54% for the year ended December 31, 2003 from 50% for the prior year. The increase in gross profit margin for the Internet banking division is primarily attributable to the leverage in our business model that leads to a higher gross profit margin as revenues increase above our relatively fixed cost base. Gross margin for the lending division increased to 41% for the year ended December 31, 2003 from 38% for the prior year. The increase in gross margin for the lending division reflects the increase in revenues while costs remained flat due to the larger proportion of Internet applications discussed above.

Sales, General and Administrative:    Sales, general and administrative expenses for the year ended December 31, 2003 were $42.7 million, an increase of $4.5 million, or 12%, compared to $38.2 million for the prior year. The increase is due primarily to an increase in payments to core data processing vendors under marketing alliance agreements, additional sales and client support costs, and increased spending for professional services, including amounts spent to recruit and retain our CEO, that were partially offset by decreases in the provision for doubtful accounts and amortization of stock-based compensation.

Research and Development:    Research and development expenses for the year ended December 31, 2003 were $15.6 million, a decrease of $538,000, compared to $16.2 million for the prior year. The decrease was primarily due to the successful completion of the migration of the ViFi customer base to our platform in 2002 and the geographic consolidation of certain business functions as part of our 2002 restructuring program.

Amortization of Intangible Assets:    Amortization of goodwill and intangible assets increased to $5.9 million for the year ended December 31, 2003 from $5.8 million for the year ended December 31, 2002. This increase is primarily due to one month’s amortization of intangible assets created as a result of the acquisition of Magnet.

Interest and Other Income, Net:    Interest and other income, net, was $556,000 for the year ended December 31, 2003, a decrease of $44,000, or 7%, compared to $600,000 for the prior year. This decrease is due primarily to a decrease in amounts invested in 2003.

Cumulative Effect of Change in Accounting Method:    Due to the adoption of SFAS No. 142 on January 1, 2002, we recorded a cumulative effect of change in accounting method of $29.0 million in 2002 to write down the carrying value of goodwill related to the ATA acquisition to its estimated fair value.

Income Tax Benefit, Net:    As discussed above, we recorded an income tax benefit for 2003 of $28.4 million comprised of $31.3 million related to the release of our deferred tax asset valuation allowance partially offset by a net provision for current and deferred Federal and state income taxes of $2.9 million. We expect to incur income tax expense at an effective tax rate of approximately 38% in 2004. However, as discussed in “Liquidity and Capital Resources,” we do not expect to make significant cash tax payments until 2006 at the earliest due to utilization of our net operating loss and research and development carryforwards to offset our current income tax liabilities.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Revenues:    Revenues for the year ended December 31, 2002 were $130.4 million, an increase of 38%, from $94.6 million for the prior year.

Revenues for the year ended December 31, 2002 included $114.5 million related to the Internet banking division compared to $79.0 million for the prior year. This increase of $35.5 million, or 45%, resulted from an increased number of financial institutions and end users combined with sales of additional services to our existing customer base. During 2002, active Internet banking end users increased 47% from approximately 2.4 million at December 31, 2001 to approximately 3.6 million at December 31, 2002. The increase in active end users includes approximately 460,000 active end users that were added as a result of the ViFi acquisition in the first quarter of 2002.

Revenues for the year ended December 31, 2002 included $15.8 million relating to the lending division compared to $15.6 million for the prior year. This increase of $256,000, or 2%, resulted from a 36% increase in applications processed from 331,000 in 2001 to 451,000 in 2002 largely offset by the effect of a shift away from call center applications to Internet applications. Internet applications produce lower revenue per transaction, however, the costs associated with Internet applications are relatively lower than those associated with our call center applications which results in a higher gross margin percentage per transaction.

Cost of Revenues:    Cost of revenues for the year ended December 31, 2002 were $67.5 million, an increase of 27%, from $53.1 million for the prior year. Cost of revenues for the years ended December 31, 2002 and 2001 includes $436,000 and $760,000, respectively, of deferred stock-based compensation which has not been allocated to the Internet banking and lending divisions.

Cost of revenues for the year ended December 31, 2002 included $57.2 million related to the Internet banking division compared to $42.0 million for the prior year. This increase of $15.2 million, or 36%, was primarily due to the cost to implement and service additional financial institutions.

Cost of revenues for the year ended December 31, 2002 included $9.8 million related to the lending division compared to $10.3 million for the prior year. This decrease of $514,000, or 5%, reflects the shift to the lower cost Internet applications from call center applications discussed above.

Gross Profit:    Gross profit increased to $62.9 million for the year ended December 31, 2002 from $41.5 million for the prior year. Excluding the impact of deferred stock-based compensation, gross margin for the Internet banking division increased to 50% for the year ended December 31, 2002 from 47% for the prior year. The increase in gross profit margin for the Internet banking division is primarily attributable to the leverage in our business model that leads to a higher gross profit margin as our revenues increase above our relatively fixed cost base. Gross margin for the lending division increased to 38% for the year ended December 31, 2002 from 34% for the prior year. The increase in gross margin for the lending division is due to the larger proportion of Internet-based applications discussed above.

Sales, General and Administrative:    Sales, general and administrative expenses for the year ended December 31, 2002 were $38.2 million, an increase of $2.5 million, compared to $35.7 million for the prior year. As a percentage of revenue, sales, general and administrative expenses were 29% for the year ended December 31, 2002 compared to 38% for the prior year. This decrease in the percentage of expense relative to revenue is primarily attributable to the leverage inherent in our business model which is described in the “Gross Profit” section above.

Research and Development:    Research and development expenses for the year ended December 31, 2002 were $16.2 million, a decrease of $4.5 million, compared to $20.7 million for the prior year. This decrease was primarily due to a $2.8 million reduction in deferred stock-based compensation included in research and development expense as well as a decrease in the use of consultants and contract labor in 2002.

Amortization of Goodwill and Intangible Assets:    Amortization of goodwill and intangible assets decreased to $5.8 million for the year ended December 31, 2002 from $35.7 million for the year ended December 31, 2001. This decrease is primarily due to the implementation of SFAS No. 142 as of January 1, 2002, resulting in no goodwill amortization expense in 2002 compared to $25.5 million in the prior year.

Restructuring, Asset Impairment and Other Charges:    Total restructuring, asset impairment and other charges were $12.3 million in 2002. During the year ended December 31, 2002, we initiated a restructuring program to optimize our cost structure. As a result, we recorded a charge of $850,000 for severance payments and $1.2 million for a decrease in space utilized at three facilities. Additionally in 2002, we recorded an asset impairment charge of $2.9 million to reduce the carrying value of long-lived assets that were abandoned or removed from operations in 2002 and other charges of $7.3 million primarily due to settlement of a lawsuit filed by a competitor at a cost of $6.9 million, net of probable insurance recoveries.

In 2001, we strategically restructured our business primarily to reduce operating expenses from redundant functions and facilities from the three acquisitions completed in 2000. As a result we recorded a $3.3 million restructuring charge in 2001.

Interest and Other Income, Net.    Interest and other income, net was $600,000 for the year ended December 31, 2002, a decrease of $1.4 million, compared to $2.0 million for the prior year. This decrease was primarily due to a decrease in interest income as result of lower rates of return on our cash and investment balances.

Cumulative Effect of Change in Accounting Method:    As discussed above, due to the adoption of SFAS No. 142 on January 1, 2002, we recorded a cumulative effective of change in accounting method of $29.0 million resulting from the write-down of the goodwill related to the ATA acquisition.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•	Revenue Recognition Policy. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue

Recognition,” or SAB 104, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Under SAB 104, we recognize revenues when fees are fixed and determinable, no obligations remain related to the earned fees, and collection of the related receivable is reasonably assured. Under EITF 00-21, we allocate revenues for deliverables that qualify as separate units of accounting to each unit of accounting based on either the relative fair value or the fair value of the undelivered elements. Fair value is determined by the prices charged when each element is sold separately or other specific objective evidence of fair value. .

Recurring service fees are recognized as services are provided and these criteria have been meet. We defer recognition of certain implementation fee revenue, which includes set-up fees for each service element purchased by customers and mandatory training, that are not the culmination of a separate earnings process and recognize them ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship, generally four years. We also defer recognition of the related direct implementation costs and recognize them ratably over the same period.

Other revenues are derived from web site design, optional consulting and training services and other optional products or services purchased separately by customers, which represent the culmination of a separate earnings process, and termination fees. These revenues are recognized upon the completion or delivery of the product or service assuming the criteria for revenue recognition above have been met.

With the acquisition of Magnet in November 2003, the Company also earns revenue from the sale of software licenses to non-hosted customers. Revenue from the sale of software licenses is recognized in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition.” For software license sales for which any services rendered are not considered essential to the functionality of the software, revenue is recognized upon delivery if the following criteria have been met: there is evidence of an arrangement, collection of the fee is probable and the fee is fixed or determinable.

When professional services or other products are included with the sale of the license, revenue is allocated to each of the elements of the arrangement based on either the relative fair values or the fair value of undelivered elements based on prices charged when the elements are sold separately.

•	Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses associated with the potential inability of our customers to make required payments or for resolution of potential billing disputes. We also perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when necessary. The estimate of the amount of receivables we will not be able to collect requires judgment and is based on factors including our historical loss experience, current market conditions, the nature of any current billing disputes and the financial health of specific customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, or our current loss profile was to change additional allowances may be required.

•

Income Taxes.    We use the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on differences between the financial statement and tax basis of assets and liabilities, and are measured at the enacted tax rates that will be in effect when those differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to 2003, we had determined it was more likely than not that our deferred tax assets were not realizable. Accordingly, we fully reserved our deferred tax assets to reflect our history of operating losses and the inherent uncertainties surrounding future profitability. In the fourth quarter of 2003, based on our history of achieving operating objectives, the achievement of operating profitability beginning in the third quarter of 2002, our projections of future taxable income and tax planning strategies, the long-term nature of our contracts and our established customer relationships, and the lack of significant limitations on the use of acquired net operating losses, we have determined that it is more likely than not that we will be able to realize our deferred tax assets. At December 31, 2003, we have deferred tax assets of $56.7 million. Should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made. In addition deferred tax assets include $15.9 million resulting from the acquired tax attributes of Magnet based on a preliminary allocation of the purchase price. This allocation may be adjusted upon completion of the final Magnet income tax returns through the acquisition date.

•	Impairment of Goodwill, Intangible Assets and Long-Lived Assets. We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets in accordance with SFAS No. 142 and SFAS No. 144, both adopted on January 1, 2002, which generally require us to assess these assets for recoverability at least annually or when events or circumstances indicate a potential impairment. We use the fair value method to assess our goodwill and have two reporting units, Internet Banking and Lending. We use the undiscounted cash flows method to assess qualifying identifiable intangible assets and other long-lived assets. We recorded a goodwill impairment charge of $29.0 million upon adoption of SFAS No. 142 in the first quarter of 2002. Future impairment assessments could result in additional impairment charges that would further reduce the carrying values of these assets.

•	Contingencies and Litigation. We evaluate contingent liabilities, including threatened or pending litigation, in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Liquidity and Capital Resources

At December 31, 2003, we had cash and cash equivalents of $40.2 million, short-term investments of $29.1 million and $1.0 million of long-term investments. Our investments are comprised of readily marketable commercial paper and U.S. government agency bonds. Our intent is to hold these investments to maturity. For financial statement presentation, we classify our investments as short-term and long-term based upon their maturity dates.

The market value of our investments is sensitive to changes in the level of U.S. interest rates and the market ratings of the underlying companies. Therefore, if investments we hold are sold prior to their maturity date, a gain or loss may result. We invest our cash in debt instruments of the U.S. government and its agencies, and in high-quality, investment grade corporate issuers. By policy, we limit the amount of credit exposure to any one issuer.

As of December 31, 2003, we had net operating loss carry-forwards for Federal and state tax purposes of $152.4 million and $101.9 million, respectively. The net operating loss carryforwards will begin to expire in 2009 for Federal tax purposes and 2004 for state tax purposes. Under the provisions of the Internal Revenue Code of 1986, as amended, certain substantial changes in ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income. We also had research credit carry-forwards for Federal and state tax purposes of $4.0 million and $2.4 million, respectively. The research credit carry-forwards will begin to expire in 2011 for Federal income tax purposes and in 2019 for state income tax purposes. Although we will provide for income taxes at an effective tax rate of 38% in 2004 we do not expect to make significant cash tax payments until 2006 at the earliest as we utilize these carry-forwards to offset our current income tax liabilities.

In October 2003, we renewed and amended our agreement with a bank for a $20 million revolving credit commitment for a one year term. The interest rate on this facility is equal to either (1) the bank’s prime rate; or (2) LIBOR plus 1.75%. We may draw down against this facility by electing either the bank’s prime rate or LIBOR for specified 1-month, 2-month, 3-month, or 6-month LIBOR terms. As of December 31, 2002, $6.8 million was outstanding under our bank facility that was repaid on January 31, 2003. There were no amounts outstanding under our bank facility as of December 31, 2003.

Cash provided by operating activities for the year ended December 31, 2003 was $34.0 million, an increase of $15.1 million compared to $18.9 million for the year ended December 31, 2002. The increase in cash from operations was primarily the result of our operating income of $17.6 million during the year ended December 31, 2003 as compared to our loss from operations of $9.5 million including restructuring, asset impairment, and other charges of $12.3 million for the year ended December 31, 2002. Cash used in operating activities for the year ended December 31, 2001 was $8.9 million. The improvement in 2002 as compared to 2001 of $27.8 million was a result of reduced operating losses after adding back non-cash charges and improved collections of accounts receivable.

Cash used by investing activities for the year ended December 31, 2003 was $43.2 million, compared to cash provided by investing activities of $13.1 million for the year ended December 31, 2002. The decrease in net cash flows from investing activities in 2003 was due to an increase in cash used for acquisitions of $27.1 million, due primarily to the cash portion of the purchase price paid for Magnet of $33.5 million, and a decrease in cash proceeds from maturing investments $29.3 million. We also issued 1.45 million shares of our common stock in the acquisition of Magnet with a fair value of $28.5 million. Cash used in investing activities for the year ended December 31, 2001 was $54.1 million due primarily to the purchase of short term investments of $41.4 million and property and equipment of $12.7 million.

Cash provided by financing activities was $1.2 million for the year ended December 31, 2003, compared to $757,000 for the year ended December 31, 2002. The increase in cash provided by financing activities in 2003 was primarily due to increased proceeds from the issuance of common stock partially offset by higher repayments of debt. Cash provided by financing activities for the year ended December 31, 2001 was $6.8 million. The decrease of $6.0 million in 2002 was primarily the result of net payments on debt compared to borrowings in 2001 partially offset by an increase in proceeds from the issuance of common stock in 2002.

We have no off-balance sheet arrangements. As of December 31, 2003, we had no material commitments other than our operating leases and minimum vendor commitments. Our commitments under these obligations are as follows:

	Payment Schedule
	Total	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Operating leases	$16,589	$4,737	$3,247	$1,949	$1,758	$1,475	$3,423
Minimum vendor commitments	9,833	6,937	1,896	1,000	—	—	—

Total obligations	$26,422	$11,674	$5,143	$2,949	$1,758	$1,475	$3,423

Future capital requirements will depend upon many factors, including the timing of research and product development efforts, any expansion of our marketing efforts, and any acquisitions. We expect to continue to expend significant amounts on ongoing research and development, computer and related data center equipment, and personnel. We believe that our cash, cash equivalents, short-term investments and our funds from operations will be sufficient to satisfy our cash requirements for the foreseeable future.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes the existing guidance related to the accounting for and reporting of costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition For Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability for a cost associated with an exit or a disposal activity will be recognized and measured initially at its fair value in the period in which the liability is incurred. The provisions of SFAS No. 146 were effective for exit or disposal activities initiated after December 31, 2002. We adopted this standard effective January 1, 2003 and the adoption of SFAS No. 146 did not have an impact on previously initiated restructuring activities.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No.123.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 were effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements were effective for interim periods beginning after December 15, 2002. We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. We have made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2003 and have made the additional interim disclosures required by SFAS No. 148.

In January 2003, the EITF issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF 00-21 in the September 2003 quarter had no material impact on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. We do not have currently any investments in variable interest entities and accordingly the adoption of FIN No. 46 in the December 2003 quarter had no impact on our financial position, results of operations, or cash flows.

In March 2003, the EITF issued EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” EITF 02-16 addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF 02-16 were effective for new arrangements entered into after December 31, 2002. The adoption of this guidance had no material impact on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 in the September 2003 quarter had no material impact on our financial position, results of operations, or cash flows.

In December 2003, the SEC issued SAB No. 104, “Revenue Recognition.” SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in the December 2003 quarter had no material impact on our financial position, results of operations, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and changes in the market values of our investments. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer.

An increase or decrease in market interest rates by 10% as of December 31, 2003 would not cause a significant change in the fair value of our investments. Although the fair value of short-term investments may change due to interest rate fluctuations, we have the ability to hold the investments to maturity, which reduces the overall risk.

We are also exposed to the impact of interest rate changes as they affect our revolving credit commitment. The interest rate charged on our bank facility varies with the bank’s prime rate or LIBOR and, consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the facility. As of December 31, 2003, we had no amounts outstanding under our bank facility.

We are not exposed to foreign currency risk since all revenues and expenses are in U.S. dollars.

There were no significant changes to our market risk in 2003.

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

The information required by this item is incorporated by reference to the sections and subsections entitled (1) “Proposal One: Election of Directors,” (2) “Information Regarding Directors and Executive Officers” and (3) “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

We have adopted a code of ethics and business conduct that applies to our employees, including our principal executive officers, chief financial officer, general counsel and controller, and our directors. Among other matters, the code establishes standards designed to deter wrongdoing and promote honest and ethical conduct. We have also amended our Audit Committee and Compensation Committee charters and have formally adopted a charter for our Nominating and Corporate Governance Committee taking into account the new rules and standards. Our committee charters and our code of business conduct and ethics may be accessed without charge through our website at http://www.digitalinsight.com or by writing to us at:

Digital Insight Corporation

26025 Mureau Road

Calabasas, California 91302

Attn: Investor Relations

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled (1) “Executive Compensation,” (2) “Meetings and Compensation of Directors,” (3) “Committees of the Board of Directors,” and (4) “Compensation Committee Report” contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information related to security ownership of certain beneficial owners and management required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners” contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column of this table)
Equity compensation plans approved by security holders	4,495,054		$20.13	2,444,147	(1)(2)(3)
Equity compensation plans not approved by security holders	858,142	(4)	$21.04	514,206	(5)

Total	5,353,196		$20.28	2,958,353

(1)	Includes 587,184 shares of our common stock reserved under the Digital Insight 1997 Stock Plan and 1,138,486 shares reserved under the Digital Insight 1999 Stock Plan. Shares authorized for issuance in connection with the 1999 Digital Insight Stock Plan are subject to an annual increase of the lesser of (a) 750,000 shares, (b) five percent (5%) of the outstanding shares on such date or (c) a lesser amount determined by our board of directors.

(2)	Includes 659,920 shares of our common stock reserved under the Digital Insight 1999 Employee Stock Purchase Plan (the “423(b) Plan”). Shares authorized for issuance in connection with the 423(b) Plan are subject to an annual increase of the lesser of (a) 300,000 shares, (b) two percent (2%) of the outstanding shares or (c) a lesser amount determined by our board of directors.

(3)	Includes 58,557 shares of our common stock reserved under the 2001 Non-Employee Director Stock Option Plan. Shares authorized for issuance in connection with the 2001 Non-Employee Director Stock Option Plan are subject to an annual increase of the lesser of (a) 50,000 shares, (b) one-tenth of one percent (1/10%) of the outstanding shares on such date or (c) a lesser amount determined by our board of directors.

(4)	Includes 675,000 shares of our common stock reserved for issuance upon exercise of an option granted to Jeffrey E. Stiefler upon his appointment as our new Chairman, President and CEO in August 2003.

(5)	Includes 193,497 shares of our common stock reserved under the 1View Stock Option Plan we assumed upon the acquisition of 1View on June 21, 2000; 192,429 shares reserved under the AnyTime Access Stock Option Plan we assumed upon the acquisition of ATA on July 31, 2000; and 128,280 shares reserved under the Virtual Financial Stock Option Plan we assumed upon the acquisition of ViFi on January 28, 2002. We do not intend to grant any additional options under these acquired plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 14.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:    As of December 31, 2003, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in alerting them, in a timely manner, to material information to be included in our periodic SEC filings.

Changes in Our Controls:    There has been no significant change in our internal controls over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Our internal controls over financial reporting are designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote such conditions may be.

ITEM 15.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Audit Committee Report contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

PART IV

ITEM 16.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

The financial statements are submitted as a separate section of this Annual Report beginning on page F-1.

The financial statement schedules are submitted as part of the financial information included within the financial statements or notes thereto.

(b)  Reports on Form 8-K filed during the last quarter:

On October 23, 2003, we furnished to the Securities and Exchange Commission, or SEC, a Current Report on Form 8-K which contains information required under “Item 12. Results of Operations and Financial Condition.” The Current Report on Form 8-K includes a copy of our press release dated October 23, 2003 reporting our financial condition and results of operations as of and for the quarter and nine months ended September 30, 2003.

On October 24, 2003, we filed with the SEC a Current Report on Form 8-K which contains information required under “Item 5. Other Events.” The Current Report on Form 8-K includes a copy of our press release dated October 23, 2003 announcing the execution of a merger agreement providing for the merger of Magnet with and into a wholly-owned subsidiary of Digital Insight and a copy of the Agreement and Plan of Merger, dated October 23, 2003, among Digital Insight, Mureau Acquisitions LLC and Magnet.

On November 26, 2003, we filed with the SEC a Current Report on Form 8-K which contains information required under “Item 2. Acquisition or Disposition of Assets.” The Current Report on Form 8-K includes a copy of our press release dated November 25, 2003 announcing the completion of the Magnet acquisition. The historical and pro forma financial statements required by “Item 7. Financial Statements and Exhibits” were not included in this report but were filed by amendment on January 29, 2004.

(c)  Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number		Description

3.1		Third Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.(1)

3.2		Restated Bylaws of the Registrant and Amendments One through Seven thereto, as currently in effect.(12)(13)

3.3		Amendment Eight to the Restated Bylaws of the Registrant. Filed herewith.

4.1		Specimen Common Stock Certificate. Filed herewith.

4.2		Comdisco, Inc. Warrants(15)

4.3		Silicon Valley Bank Warrant(15)

4.4		Heidrick & Struggles, Inc. Warrant(13)

10.1	*	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.(1)

10.2	*	1997 Stock Plan.(1)

10.3	*	1999 Stock Plan and related agreements.(1)

10.4	*	First, Second and Third Amendments to 1999 Stock Plan.(7)

Exhibit Number		Description

10.5	*	1999 Stock Plan, as amended, of 1View Network Corporation.(3)

10.6	*	1997 Stock Plan, as amended, of AnyTime Access, Inc.(4)

10.7	*	2001 Non-Employee Directors Stock Option Plan, as amended, First and Second Amendments.(7), (8), (9)

10.8	*	Virtual Financial Services, Inc. 2000 Stock Option and Incentive Plan.(10)

10.10	*	1999 Employee Stock Purchase Plan and related agreements.(1)

10.11		Standard Office Lease dated August 4, 1997, by and between Arden Realty Limited Partnership and the Registrant.(1)

10.12		Third Amendment dated May 23, 2003 to the Standard Office lease between Arden Realty Limited Partnership, L.P. and the Registrant. Filed herewith.

10.13		Standard Office Lease, dated as of March 6, 2000, by and between Arden Realty Finance Partnership, L.P. and the Registrant.(5)

10.14		Second Amendment dated May 23, 2003 to the Standard Office lease between Arden Realty Limited Partnership, L.P. and the Registrant. Filed herewith.

10.15		Sublease Agreement, dated November 23, 1999, as amended, between Antec Corporation and nFront, Inc.(6)

10.16		Lease, dated as of July 9, 1998, between Schneider Atlanta, L.P. and nFront, Inc.(5)

10.17		Credit Agreement dated October 25, 2002 between City National Bank and the Registrant.(12)

10.18		First Amendment dated October 31, 2003, to Credit Agreement between City National Bank and the Registrant. Filed herewith.

10.19		Shareholder Agreement, dated as of May 13, 1998, as amended.(2)

10.20		Stockholder Agreement dated January 3, 2002.(11)

10.21		Registration Rights Agreement dated November 25, 2003 between the Registrant and the parties named therein. Filed herewith.

10.22		Employment Agreement between the Registrant and Jeffrey Stiefler.(13)

10.23		Employment Agreement between the Registrant and John Dorman. Filed herewith.

10.24		Employment Offer Letter Agreement between the Registrant and Scott Pranger. Filed herewith.

14.1		Code of Ethics.(14)

21.1		Subsidiaries of the Registrant. Filed herewith.

23.1		Consent of PricewaterhouseCoopers LLP, Independent Auditors. Filed herewith.

31.1		Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2		Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1		Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2		Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Management contract or compensatory plan or arrangement.

1	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-81547), which was declared effective on September 30, 1999.

2	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

3	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-41044), which was filed with the SEC on July 10, 2000.

4	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-43636), which was filed with the SEC on August 11, 2000.

5	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

6	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1A (File No. 333-41196), which was declared effective on August 1, 2000.

7	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

8	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

9	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the SEC on March 23, 2001.

10	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-8 (File 333-82066), which was filed with the SEC on February 4, 2002.

11	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K dated February 5, 2002.

12	Incorporated by reference to the exhibits filed with the Registrant’s annual report on Form 10-K for the year ended December 31, 2002.

13	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

14	See Part III, Item 10.

15	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 10, 2004

DIGITAL INSIGHT CORPORATION

By:	/s/ JEFFREY E. STIEFLER
Jeffrey E. Stiefler Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JEFFREY E. STIEFLER Jeffrey E. Stiefler	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2004

/s/ ELIZABETH S.C.S. MURRAY Elizabeth S.C.S Murray	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2004

/s/ KYLE MCINTOSH Kyle McIntosh	Controller (Principal Accounting Officer)	March 10, 2004

/s/ HENRY DENERO Henry DeNero	Director	March 10, 2004

/s/ JOHN DORMAN John Dorman	Director	March 10, 2004

/s/ MICHAEL HALLMAN Michael Hallman	Director	March 10, 2004

/s/ JAMES MCGUIRE James McGuire	Director	March 10, 2004

/s/ ROBERT NORTH Robert North	Director	March 10, 2004

/s/ GREG SANTORA Greg Santora	Director	March 10, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Digital Insight Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Digital Insight Corporation and subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on the index and appearing on page F-31 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS	LLP

Los Angeles, California

February 19, 2004

DIGITAL INSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$40,226	$48,130
Short-term investments	29,109	26,249
Accounts receivable, net of allowance for doubtful accounts of $1,162 and $745	22,333	17,899
Accumulated implementation costs	3,689	4,478
Deferred tax asset, net	15,377	—
Prepaid and other current assets	2,644	5,655

Total current assets	113,378	102,411
Property and equipment, net of accumulated depreciation and amortization of $48,589 and $35,712	27,586	30,621
Goodwill	136,088	101,690
Intangible assets, net of accumulated amortization of $22,713 and $16,845	25,457	19,225
Accumulated implementation costs	3,684	4,841
Long-term investments	1,007	—
Deferred tax asset, net	41,324	—
Other assets	288	275

Total assets	$348,812	$259,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,427	$6,059
Accrued compensation and related benefits	5,428	3,526
Customer deposits and deferred revenue	12,758	7,738
Other accrued liabilities	10,512	17,853
Line of credit	—	6,765
Current portion of capital lease obligations and long-term debt	—	1,422

Total current liabilities	35,125	43,363
Customer deposits and deferred revenue	5,446	6,037
Other liabilities	1,770	—

Total liabilities	42,341	49,400

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock; $.001 par value, 100,000,000 shares authorized; 34,913,321 and 32,435,156 shares issued and outstanding	35	32
Additional paid in-capital	437,086	386,629
Deferred stock-based compensation	(246)	—
Accumulated deficit	(130,404)	(176,998)

Total stockholders’ equity	306,471	209,663

Total liabilities and stockholders’ equity	$348,812	$259,063

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2003	2002	2001
Revenues	$154,362	$130,387	$94,635
Cost of revenues (including amortization of stock-based compensation of $436 and $760 for 2002 and 2001)	72,569	67,453	53,124

Gross profit	81,793	62,934	41,511

Operating expenses:
Sales, general and administrative (including amortization of stock-based compensation of $62, $841 and $1,134)	42,684	38,187	35,748
Research and development (including amortization of stock-based compensation of $132 and $2,923 for 2002 and 2001)	15,631	16,169	20,705
Amortization of intangible assets and goodwill	5,868	5,793	35,729
Restructuring, asset impairment, and other charges (including amortization of stock-based compensation of $940 for 2001)	—	12,280	3,276

Total operating expenses	64,183	72,429	95,458

Income (loss) from operations	17,610	(9,495)	(53,947)
Interest and other income, net	556	600	1,999

Net income (loss) before cumulative effect of change in accounting method and income tax benefit	18,166	(8,895)	(51,948)
Income tax benefit, net	28,428	—	—

Net income (loss) before cumulative effect of change in accounting method	46,594	(8,895)	(51,948)
Cumulative effect of change in accounting method	—	(29,036)	—

Net income (loss)	$46,594	$(37,931)	$(51,948)

Basic net income (loss) per share before cumulative effect of change in accounting method	$1.41	$(0.28)	$(1.77)
Per share cumulative effect of change in accounting method	—	(0.91)	—

Basic net income (loss) per share	$1.41	$(1.19)	$(1.77)

Diluted net income (loss) per share before cumulative effective of change in accounting method	$1.38	$(0.28)	$(1.77)
Per share cumulative effect of change in accounting method	—	(0.91)	—

Diluted net income (loss) per share	$1.38	$(1.19)	$(1.77)

Shares used to compute basic net income (loss) per share	32,991	31,984	29,301
Shares used to compute diluted net income (loss) per share	33,700	31,984	29,301

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Stockholders’ Notes Receivable	Deferred Stock-Based Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2000	28,902,998	$29	$333,845	$(115)	$(6,805)	$(87,119)	$239,835
Amortization of deferred stock-based compensation	—	—	—	—	5,757	—	5,757
Deferred stock-based compensation	—	—	361	—	(361)	—	—
Proceeds from other issuances of common stock	147,404	—	1,224	—	—	—	1,224
Interest on stockholders’ notes	—	—	—	(9)	—	—	(9)
Stock options exercised	588,077	1	2,031	—	—	—	2,032
Net loss	—	—	—	—	—	(51,948)	(51,948)

Balance at December 31, 2001	29,638,479	30	337,461	(124)	(1,409)	(139,067)	196,891
Amortization of deferred stock-based compensation	—	—	—	—	1,409	—	1,409
Issuance of common stock and options in acquisition of ViFi	1,901,907	1	41,955	—	—	—	41,956
Proceeds from other issuances of common stock	169,993	—	1,488	—	—	—	1,488
Interest on stockholders’ notes	—	—	—	(6)	—	—	(6)
Payment on stockholders’ notes	—	—	—	130	—	—	130
Stock options exercised	724,777	1	5,725	—	—	—	5,726
Net loss	—	—	—	—	—	(37,931)	(37,931)

Balance at December 31, 2002	32,435,156	32	386,629	—	—	(176,998)	209,663
Issuance of common stock in acquisition of Magnet	1,448,335	2	28,487	—	—	—	28,489
Proceeds from other issuances of common stock	160,699	—	1,619	—	—	—	1,619
Stock options exercised	869,131	1	8,161	—	—	—	8,162
Tax benefit on options exercised	—	—	11,537	—	—	—	11,537
Fair value of warrants issued	—	—	345	—	—	—	345
Modification of stock options	—	—	308	—	(308)	—	—
Amortization of deferred compensation from modification	—	—	—	—	62	—	62
Net income	—	—	—	—	—	46,594	46,594

Balance at December 31, 2003	34,913,321	$35	$437,086	$—	$(246)	$(130,404)	$306,471

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$46,594	$(37,931)	$(51,948)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Income tax benefit, net	(28,428)	—	—
Income tax benefit on stock options exercised	4,405	—	—
Fair value of warrants issued	345	—	—
Cumulative effect of change in accounting method	—	29,036	—
Depreciation and amortization of property and equipment	12,969	12,528	11,258
Amortization of deferred stock-based compensation	62	1,409	5,757
Amortization of intangible assets and goodwill	5,868	5,793	35,729
Interest income on stockholder’s note	—	(6)	(9)
Restructuring, asset impairment and other charges, net of cash paid	110	9,995	253
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,187	2,387	(4,730)
Accumulated implementation costs	1,945	1,956	(1,190)
Other current assets	3,682	422	1,014
Other assets	782	279	509
Accounts payable	217	1,301	(2,166)
Accrued compensation and related benefits	(1,341)	(4,252)	228
Customer deposits and deferred revenue	(1,447)	(2,923)	(5,257)
Other accruals and liabilities	(13,905)	(1,099)	1,691

Net cash provided by (used in) operating activities	34,045	18,895	(8,861)

Cash flows from investing activities:
Net maturities (purchases) of investments	(3,867)	25,385	(41,447)
Purchase of property and equipment	(7,680)	(7,723)	(12,690)
Acquisition payments, net of cash received	(31,629)	(4,518)	—

Net cash provided by (used in) investing activities	(43,176)	13,144	(54,137)

Cash flows from financing activities:
Net borrowings (repayments) of debt	(8,554)	(6,587)	3,553
Proceeds from issuance of common stock	9,781	7,214	3,256
Repayment of stockholders’ note	—	130	—

Net cash provided by financing activities	1,227	757	6,809

Net increase (decrease) in cash and cash equivalents	(7,904)	32,796	(56,189)
Cash and cash equivalents, beginning of period	48,130	15,334	71,523

Cash and cash equivalents, end of period	$40,226	$48,130	$15,334

Supplementary disclosures of cash flow information:
Cash paid during the year for interest	$58	$533	$504
Effect of acquisitions:
Accounts receivable and other assets	(7,493)	(2,138)	—
Property and equipment	(2,365)	—	—
Goodwill and intangible assets	(46,096)	(57,352)	—
Deferred tax asset	(15,883)	—	—
Accounts payable, accrued compensation and benefits and other accruals	5,475	7,209	—
Customer deposits and deferred revenue	5,876	2,057	—
Notes payable and line of credit	369	3,750	—
Common stock issued in acquisitions	28,489	41,956	—

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

Digital Insight Corporation (the “Company”), incorporated in March 1997 in Delaware, provides outsourced online banking applications and services to banks, credit unions, and savings and loan associations. Its outsourcing operations include three main product lines: online banking for consumers, including bill payment and bill presentment; online cash management for businesses; and online lending for consumer loans. As a result of its acquisition of Magnet Communications, Inc. (“Magnet”) in November 2003, the Company offers online cash management products to large financial institutions that are available either as a licensed software implementation or hosted in the Company’s data centers. Substantially all of the Company’s revenues are derived from these products and services. The Company’s consolidated financial statements include the accounts of its subsidiaries, and there were no inter-company transactions requiring elimination in consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates and critical accounting policies

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

Cash, cash equivalents and investments

The Company considers all highly liquid investments purchased with a maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents at December 31, 2003 consist of money-market funds and U.S. government agency securities.

The Company considers all investments with maturities of four to 12 months to be short-term investments and investments maturing after 12 months to be long-term investments. Investments are comprised primarily of certificates of deposit, U.S. government agency securities, and commercial paper. The Company classifies, at the date of acquisition, its investments into categories in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Currently, the Company classifies all investments as held-to-maturity. These securities are stated at amortized cost plus accrued interest.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When assets are sold or retired, the asset and related accumulated depreciation are eliminated and any gain or loss on disposal is included in operations. Expenditures for maintenance and repairs are charged to operations when incurred.

Capitalized software costs

The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized computer software costs consist of purchased software licenses, implementation costs, consulting costs and payroll-related costs for certain projects that qualify for capitalization. The Company expenses costs related to preliminary project assessment, research and development, re-engineering, training and application maintenance as incurred. Capitalized software costs included in fixed assets at December 31, 2003 and 2002 were $21.8 million and $17.6 million, respectively, and the related accumulated amortization was $13.7 million and $9.0 million, respectively. The capitalized software costs are being amortized on the straight-line method over a period of three years upon being placed in service. Amortization of $4.6 million, $3.6 million and $3.9 million was charged to expense for the years ended December 31, 2003, 2002 and 2001, respectively.

Goodwill and intangible assets

As of January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and prohibits the use of the pooling-of-interest method for combinations initiated after June 30, 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS No. 142, goodwill is tested at the reporting unit level at least annually or whenever events or circumstances indicate that goodwill might be impaired. Amortization of goodwill, including goodwill from past business combinations, ceased on January 1, 2002. The Company has elected to test for goodwill impairment annually as of December 31.

Other intangible assets include customer relationships, acquired technology, acquired backlog and trade name intangibles that are amortized using the straight-line method over the periods benefited, ranging from one to eight years. Other intangibles represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, accrued liabilities, and debt. The carrying value of these financial instruments approximates fair value due to their short-term nature or the current market trends.

Concentration of business and credit risks

The Company operates in the market for Internet banking in the United States. The industry is characterized by rapid technological developments, frequent new product introductions and changes in end user requirements. The Company’s future success will depend on its ability to develop, introduce and market enhancements to its existing products and services, to introduce new products and services in a timely manner that meet customer requirements, and to respond to competitive pressures and technological advances. Further, the emergence of new industry standards, whether through adoption by official standards committees or widespread use by financial institutions or other financial institution data processing vendors, could require the Company to redesign its products and services.

Certain of the Company’s service offerings including bill payment, online statement and check imaging services are purchased from and provided by third party vendors according to the Company’s specifications. Although the Company uses multiple vendors to provide these services, a disruption in a single vendor’s ability to provide these services could require the Company to incur additional costs to transition these services to new vendors.

During the years ended December 31, 2003, 2002 and 2001, no customer accounted for 10% or more of total revenues.

The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the nature of the customers being financial institutions and credit unions as well as the number of its customers and geographic areas. The Company maintains an allowance for doubtful accounts for estimated losses associated with the potential inability of its customers to make required payments or for resolution of potential billing disputes.

The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At December 31, 2003 and 2002, the Company had cash and cash equivalent accounts in excess of the FDIC insured limits.

Revenue recognition

The Company derives revenues primarily from long-term service contracts with financial institution clients, who pay recurring fees based primarily on the number of active end users, end user transactions, or flat monthly amounts for hosting and maintaining web sites, as well as up-front implementation fees and optional services.

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition”, or SAB 104, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Under SAB 104, the Company recognizes revenues when the following criteria have been met: the fees are fixed and determinable, no obligations remain related to the earned fees and collection of the related receivable is reasonably assured. Under EITF 00-21, the Company allocates revenues in agreements with multiple deliverables to each qualifying separate unit of accounting based on either their relative fair values or the fair value of the undelivered elements. Fair value is determined by the prices charged when the element is sold separately or other specific objective evidence.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from recurring service fees are recognized as services are provided. The Company defers recognition of certain implementation fee revenue, which includes set up fees for each service element and mandatory training, that are not the culmination of a separate earnings process and recognizes them ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship, generally four years. The Company also defers the recognition of the related direct incremental implementation costs and recognizes them ratably over the same period.

Other revenues are derived from web site design; optional consulting and training services; other optional products or services purchased separately by customers, which represents the culmination of a separate earnings process; and termination fees. These other revenues are recognized upon the completion or delivery of the product or service assuming the criteria for revenue recognition have been met.

With the acquisition of Magnet in November 2003, other revenues also include revenue from the sale of software licenses and maintenance fees to non-hosted customers. Revenue from the sale of software licenses is recognized in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”. For software license sales for which services rendered are not considered essential to the functionality of the software, revenue is recognized upon delivery if the following criteria have been met: there is evidence of an arrangement, collection of the fee is reasonably assured and the fee is fixed or determinable. When professional services or other products are included with the sale of the license, revenue is allocated to each of the elements of the arrangement based on either relative fair values or the fair value of undelivered elements based on the prices charged when the elements are sold separately.

Revenues are comprised of the following components (in thousands):

	2003	2002	2001
Recurring service fees	$141,001	$117,268	$81,347
Ratably recognized implementation fees	6,323	8,043	6,133
Other revenues	7,038	5,076	7,155

Total revenues	$154,362	$130,387	$94,635

Direct incremental implementation costs are comprised primarily of salaries and benefits of implementation personnel, consulting fees paid to third party implementation consultants, and set up fees paid to third party vendors. Deferred direct incremental implementation costs are included in accumulated implementation costs in the accompanying consolidated balance sheets.

Advertising expense

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 amounted to $170,000, $120,000 and $69,000, respectively.

Research and development

The Company’s research and development expenses were $15.6 million, $16.2 million and $20.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. These expenses relate to the development of products and services and are charged to expense as incurred.

Income taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred taxes are determined based on differences between the financial statement and tax basis of assets and liabilities,

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and are measured at the enacted tax rates that will be in effect when those differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

Business Segments

The Company uses the “management approach” of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, to identify its reportable business segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying a company’s reportable segments.

Stock-based compensation

The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense from stock options is measured as the excess, if any, of the fair market value of the Company’s stock price at the date of grant as determined by the board of directors over the amount an employee must pay to acquire the stock.

Certain options have been granted or assumed in business combinations with exercise prices below the market value of the underlying common stock on the grant date or assumption date in business combinations. The following table illustrates the effect on stock-based compensation, net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock Based Compensation, Transition and Disclosure,” to stock-based employee compensation (amounts in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Stock-based compensation:
As reported	$62	$1,409	$5,757
Additional stock-based compensation expense determined under the fair value method	7,892	21,061	31,295

Pro forma	$7,954	$22,470	$37,052

Net income (loss):
As reported	$46,594	$(37,931)	$(51,948)
Additional stock-based compensation expense determined under the fair value method	(7,892)	(21,061)	(31,295)

Pro forma	$38,702	$(58,992)	$(83,243)

Net income (loss) per share—basic:
As reported	$1.41	$(1.19)	$(1.77)
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.24)	(0.65)	(1.07)

Pro forma	$1.17	$(1.84)	$(2.84)

Net income (loss) per share—diluted:
As reported	$1.38	$(1.19)	$(1.77)
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.23)	(0.65)	(1.07)

Pro forma	$1.15	$(1.84)	$(2.84)

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income (loss) per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share,” and Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase rights. The calculation of diluted net income (loss) per share excludes potential common shares if the effect is anti-dilutive. Potential common shares are incremental shares of common stock issuable upon the exercise of stock options and warrants.

Comprehensive income

The Company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in stockholders’ equity during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income other than net income (loss).

New accounting standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes the existing guidance related to accounting and reporting of costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (“EITF”) No. 94-3, “Liability Recognition For Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability for a cost associated with an exit or a disposal activity will be recognized and measured initially at its fair value in the period in which the liability is incurred. The provisions of SFAS No. 146 were effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this standard effective January 1, 2003, and the adoption of SFAS No. 146 did not have an impact on previously initiated restructuring activities.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 were effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements were effective for interim periods beginning after December 15, 2002. The Company intends to continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The Company has made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2003 and has made the additional interim disclosures required by SFAS No. 148.

In January 2003, the EITF issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF 00-21 in the September 2003 quarter had no material impact on the Company’s financial position, results of operations or cash flows.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The Company does not currently have any investments in variable interest entities and accordingly, the adoption of FIN No. 46 in the December 2003 quarter had no impact on the Company’s financial position, results of operations, or cash flows.

In March 2003, the EITF issued EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” EITF 02-16 addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF 02-16 were effective for new arrangements entered into after December 31, 2002. The adoption of this guidance had no material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 in the September 2003 quarter had no material impact on the Company’s financial position, results of operations or cash flows.

In December 2003, the SEC issued SAB No. 104, “Revenue Recognition.” SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in the December 2003 quarter had no material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2003 presentation.

3.	ACQUISITIONS

Magnet Communications, Inc.

On November 25, 2003, the Company completed its acquisition of all of the outstanding shares of capital stock of Magnet in a forward triangular merger pursuant to the Agreement and Plan of Merger dated October 23, 2003 among the Company, Mureau Acquisitions LLC, a wholly owned subsidiary of the Company, and Magnet. Magnet was a privately held company based in Atlanta, Georgia that provided online cash management and business banking solutions to large and mid-size financial institutions. The acquisition of Magnet allows the Company to offer online cash management products to large financial institutions that are available as either a licensed software implementation or hosted in the Company’s data centers. The Company paid $33.5 million and issued 1,448,335 million shares of its common stock with a fair value of approximately $28.5 million determined at the public announcement date to acquire all of the outstanding shares of Magnet.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis. The purchase price allocation to identifiable intangible assets was $12.1 million and goodwill was $34.0 million. The identifiable intangible assets will be amortized on a straight-line basis over a range of estimated useful lives of one to eight years.

Virtual Financial Services, Inc.

On January 28, 2002, the Company completed the acquisition of Virtual Financial Services, Inc. (“ViFi”). ViFi was a privately-owned company based in Indianapolis, Indiana that provided retail and commercial Internet banking, electronic bill payment, cash management services, credit and debit card processing, online brokerage, document management, web site design, target marketing and aggregation services via PC-based or wireless access. The acquisition excluded certain of the ViFi fixed assets and the credit card processing product line that remained with the selling shareholder of ViFi. As a result of the merger, all the outstanding shares of ViFi were converted into an aggregate of $3,750,000 in cash, $3,750,000 in promissory notes, and 1,901,907 shares of the Company’s common stock with an estimated fair value of $41.1 million determined at the public announcement date. As of December 31, 2003, all amounts due under the promissory notes have been repaid.

The Company also assumed options to purchase an aggregate of 111,978 shares of ViFi common stock with an estimated fair value of $876,000 determined using the Black-Scholes option pricing model. All assumed options were fully vested and, as such, no allocation to deferred stock-based compensation was required.

The acquisition was accounted for using the purchase method of accounting. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis. The initial purchase price allocation resulted in goodwill of $50.6 million and identifiable intangible assets, comprised of customer relationships, of $6.8 million. The customer relationships identifiable intangible asset is being amortized on a straight-line basis over an estimated useful life of six years.

In 2003, the reversal of the Company’s deferred tax asset valuation allowance resulted in an increase in ViFi goodwill of approximately $2.2 million. In addition, the Company recorded a purchase price adjustment of $653,000 in 2003 primarily due to the sale of an acquired software license to the former owner of ViFi.

The Company also paid $326,000 and $183,000 in 2003 and 2002, respectively, for services provided by an entity controlled by the former owner of ViFi. These amounts have been expensed as incurred.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the purchase method of accounting, the results of Magnet and ViFi have been included in the consolidated financial statements since the acquisition dates, November 25, 2003 and January 28, 2002, respectively. The following selected unaudited pro forma information is provided to present a summary of the combined operating results of Magnet and ViFi as if the acquisitions had occurred at the beginning of the period (in thousands, except per share data):

	For the year ended December 31,
	2003	2002	2001
Revenue	$170,069	$146,517	$118,874
Income (loss) from operations	$10,396	$(16,846)	$(74,978)
Net income (loss)	$40,017	$(44,900)	$(72,736)
Basic net income (loss) per share	$1.16	$(1.33)	$(2.23)
Diluted net income (loss) per share	$1.14	$(1.33)	$(2.23)
Weighted average shares used in computing basic net income (loss) per share	34,439	33,725	32,651
Weighted average shares used in computing diluted net income (loss) per share	35,148	33,725	32,651

4.	CASH, CASH EQUIVALENTS AND INVESTMENTS

As of December 31, 2003, cash and cash equivalents, short-term investments, and long-term investments consisted of the following (in thousands):

	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Cash and cash equivalents
Cash and money market funds	$34,905	$—	$—	$34,905
Investments, original maturities less than 90 days	5,321	—	—	5,321

	$40,226	$—	$—	$40,226

Short-term investments
Commercial paper	$3,993	$—	$1	$3,994
U.S. government agency securities	25,116	(1)	15	25,130

	$29,109	$(1)	$16	$29,124

Long-term investments
U.S. government agency securities	$1,007	$(5)	—	$1,002

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, cash and cash equivalents and short-term investments consist of the following (in thousands):

	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Cash and cash equivalents
Cash and money market funds	$48,130	$—	$—	$48,130

Short-term investments
Certificate of deposit	$10,051	$—	$—	$10,051
Commercial paper	16,198	—	88	16,286

	$26,249	$—	$88	$26,337

There were no realized gains or losses on investments for the years ended December 31, 2003, 2002 and 2001. There were no restrictions on cash and cash equivalents or investments as of December 31, 2003.

5.	PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	December 31,
	2003	2002
Leasehold improvements	$6,965	$6,602
Equipment	40,949	36,081
Software	21,777	17,598
Furniture and fixtures	4,990	4,797
Construction in process	1,494	1,255

	76,175	66,333
Less: accumulated depreciation and amortization	(48,589)	(35,712)

	$27,586	$30,621

Assets acquired under capitalized lease obligations are included in property and equipment and totaled $5.4 million and $5.0 million with related accumulated amortization of $4.0 million and $2.8 million at December 31, 2003 and 2002, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Upon adoption of SFAS No. 142 on January 1, 2002, the Company identified its two business segments, Internet Banking, which includes the goodwill from 1View Network (“1View”) and ViFi; and Lending, which includes the goodwill from AnyTime Access, Inc. (“ATA”), as the reporting units.

Based on the transitional impairment analysis performed upon adoption of SFAS No. 142, there was no impairment for the Internet Banking reporting unit; however, at the Lending reporting unit, the Company determined that an impairment write-down was necessary. The amount of the impairment was estimated based on a valuation process that combined estimating the present value of the future cash flows of ATA with obtaining the market value to revenue multiples of comparable publicly traded companies and applying these multiples to

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the projected and historical revenue of ATA. This valuation process yielded a goodwill carrying value of $32.1 million, which required an impairment write-down of $29.0 million. This amount has been recorded in the consolidated statement of operations for the year ended December 31, 2002 as a cumulative effect of change in accounting principle.

At December 31, 2003, the Company’s reporting units continue to be Internet Banking and Lending. The operations of Magnet have not been integrated into a reporting unit as of December 31, 2003. The change in the balance of goodwill during the year ended December 31, 2003 is set forth below (in thousands):

	1View	ViFi	ATA	Magnet	Total
Balance, December 31, 2002	$19,041	$50,552	$32,097	—	$101,690
Deferred tax valuation allowance adjustment	(1,068)	2,238	(115)	—	1,055
Add: Goodwill related to purchase of Magnet	—	—	—	$33,996	33,996
Less: ViFi purchase price adjustment	—	(653)	—	—	(653)

Balance, December 31, 2003	$17,973	$52,137	$31,982	$33,996	$136,088

As of December 31, 2003 and 2002, all other intangible assets were subject to amortization. A summary of the other intangible assets as of December 31, 2003 and 2002 is set forth below (in thousands):

	Cost	Accumulated Amortization	Carrying Amount
December 31, 2003:
Customer relationships	$33,330	$(15,198)	$18,132
Acquired technology	12,840	(7,465)	5,375
Acquired backlog	1,800	(33)	1,767
Trade name	200	(17)	183

Total intangible assets	$48,170	$(22,713)	$25,457

	Cost	Accumulated Amortization	Carrying Amount
December 31, 2002:
Customer relationships	$27,030	$(10,205)	$16,825
Acquired technology	9,040	(6,640)	2,400

Total intangible assets	$36,070	$(16,845)	$19,225

In 2003, intangible assets increased $12.1 million reflecting the allocation of the purchase price of Magnet to customer relationships, acquired backlog, acquired technology and trade name.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for all intangible assets was $5.9 million for the year ended December 31, 2003. Estimated intangible asset amortization expense remaining for the next five years ending December 31 is as follows (in thousands):

2004	$8,301
2005	7,785
2006	3,722
2007	2,321
2008	954

7.	REVOLVING LINE OF CREDIT

In October 2003, the Company renewed and amended its agreement for a $20.0 million revolving credit commitment with a bank (the “Revolver”) that expires on October 31, 2004. Based on the amended terms of the Revolver, the interest rate is equal to either (i) the bank’s prime rate; or (ii) LIBOR plus 1.75%. The Company may draw down against the Revolver by either electing the bank’s prime rate or LIBOR for 1-month, 2-month, 3-month, or 6-month LIBOR terms. There were no balances outstanding on the Revolver at December 31, 2003. As of December 31, 2002, the Company had $6.8 million of borrowings outstanding under the Revolver that were repaid on January 31, 2003.

The Revolver includes covenants that require the Company to (i) maintain a tangible net worth of not less than $60 million at all times, (ii) maintain positive quarterly operating income after adjusting for certain non-cash and non-recurring items, and (iii) maintain a ratio of current assets to current liabilities of greater than 1.50 to 1.0. The Company was in compliance with the covenants at December 31, 2003.

8.	COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under non-cancelable operating leases with various expiration dates through 2011. Certain of the facility leases have renewal options. Additionally, the terms of the facility leases provide generally for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under the facility leases was $2.9 million, $3.2 million, and $3.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum lease payments under all non-cancelable operating leases for the next five years ending December 31 and thereafter are as follows (in thousands):

2004	$4,737
2005	3,247
2006	1,949
2007	1,758
2008	1,475
Thereafter	3,423

Total minimum lease payments	$16,589

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, the Company had long-term contracts with minimum commitments with four vendors that provide bill payment, promotional, web hosting and communications services. These contracts include minimum annual commitments as follows (in thousands):

2004	$6,937
2005	1,896
2006	1,000

Total	$9,833

Payments made under these contracts amounted to $17.7 million and $14.3 million for the years ended December 31, 2003 and 2002, respectively.

Legal Proceedings

FundsXpress Financial Network, Inc. Litigation

On March 5, 2003, FundsXpress and the Company agreed to a full and complete settlement of a lawsuit initiated against the Company in 2002. The lawsuit alleged, among other claims, misappropriation of trade secrets and copyright infringement, and named certain members of senior management as defendants in their individual capacities. The Board of Directors approved the settlement proposal and authorized management to finalize the settlement. While continuing to vigorously dispute the validity of the FundsXpress claims and damages, the Board and management, based in part upon the advice of outside counsel, determined it was in the best interests of the Company to avoid the expense and uncertainties involved in all litigation and forego continued distractions of management. In connection with the settlement, the Company recorded an expense of $6.9 million in the fourth quarter of 2002, net of probable insurance recoveries.

Digital Insight Corporation Initial Public Offering Securities Litigation

On December 6, 2001, the Company and three of its current and former officers and directors were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231 and is consolidated with numerous other lawsuits similar to this lawsuit. The claims were also asserted against the managing underwriters of the Company’s public offerings and are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the public offerings of more than 300 other companies. Along with these companies and the individual defendants, but not the underwriter defendants, the Company has agreed in principle with the plaintiffs to settle the claims. As part of the settlement, once the settlement documents have been fully negotiated and executed, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s business, financial condition or results of operations and no amounts have been accrued for this lawsuit.

9.	INCOME TAXES

Prior to 2003, the Company generated pretax losses and did not record a provision or benefit for income taxes. Based upon the history of cumulative operating losses and inherent uncertainty surrounding future profitability, the Company determined that it was more likely than not that the deferred tax assets at

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001 would not be realized. As a result, the Company recorded a full valuation allowance for its deferred tax assets of $37.7 million and $35.3 million at December 31, 2002 and 2001, respectively. In the fourth quarter of 2003, the Company determined that the valuation allowance was no longer required based on an evaluation of positive and negative factors including: the Company’s history of achieving operating objectives; the achievement of, and improvement in, sustained operating profitability beginning in the third quarter of 2002; the long-term nature of customer contracts and the Company’s established customer relationships; future projections of pretax income; and the lack of significant limitations on the use of acquired net operating losses. Management believes these positive factors outweigh the limited history of profitability and that realization of the Company’s deferred tax assets is more likely than not at December 31, 2003.

The provision (benefit) for income taxes is comprised of the following for the year ended December 31 (in thousands):

2003
Current
Federal	$4,667
State	1,587

Total current provision	6,254
Deferred
Federal	(29,044)
State	(5,638)

Total deferred benefit	(34,682)

Income tax benefit, net	$(28,428)

The income tax benefit excludes current and prior year income tax deductions related to the issuance of common stock from the exercise of stock options for which no compensation expense was recorded for accounting purposes. The income tax benefit from these deductions resulted in an increase in additional paid-in capital of $11.5 million, offset by an increase in deferred tax assets of $7.5 million related to prior year deductions that were recognized upon release of the prior year valuation allowance, and a decrease in income taxes currently payable of $4.0 million. In addition, the current provision includes recognition of a contingent income tax liability of $1.8 million for differences between the as-filed basis and book basis of certain tax assets and liabilities which is included in other long term liabilities on the accompanying consolidated balance sheet.

The components of the Company’s deferred tax assets consist of temporary differences comprised of the following (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carry-forwards	$60,545	$37,136
Research credit carry-forwards	6,418	285
Stock compensation	163	220
Accruals, reserves and other	466	8,267

	67,592	45,908
Deferred tax asset valuation allowance	—	(37,728)

Net deferred tax asset	$67,592	$8,180

Deferred tax liabilities:
Amortization of acquired intangible assets	(10,891)	(8,180)

Net deferred taxes	$56,701	$—

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reversal of the prior year valuation allowance of $37.7 million in the fourth quarter of 2003 resulted in a deferred tax benefit of $31.3 million, a net increase in goodwill of $1.1 million related to the acquisition of ViFi, 1View and ATA and an increase in additional paid-in capital of $7.5 million for income tax deductions related to stock options exercised prior to 2003. The acquisition of Magnet resulted in deferred tax assets at December 31, 2003 of approximately $20.6 million related primarily to acquired net operating loss carry-forwards and deferred tax liabilities of approximately $4.7 million for acquired intangible assets. The deferred tax asset and liabilities related to Magnet are based on a preliminary purchase price allocation and may be adjusted upon completion of the final Magnet 2003 tax returns through the acquisition date.

Reconciliation of the benefit for income taxes to the expected income tax provision based on statutory rates for the year ended December 31, 2003 is as follows (in thousands):

Provision—Federal statutory rate of 35%	$6,358
Increase (decrease) in income taxes resulting from:
State taxes	(3,764)
Other	(270)
Research credits	(2,348)
Federal rate change	(970)
Valuation allowance	(27,434)

Income tax benefit, net	$(28,428)

As of December 31, 2003, the Company had net operating loss carryforwards for Federal and state tax income tax purposes of $152.4 million and $101.9 million, respectively. The state tax loss carryforwards begin to expire in 2004 and the Federal tax loss carryforwards will begin to expire in 2009. Under the provisions of the Internal Revenue Code of 1986, as amended, certain substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. As of December 31, 2003, the Company had research credit carryforwards for Federal and state income tax purposes of $4.0 million and $2.4 million, respectively, that will begin to expire in 2011 and 2019, respectively.

10.	NOTES RECEIVABLE

Stockholder Note

In September 2002, a stockholder repaid the Company $130,000 in full satisfaction of the outstanding principal and accumulated interest on a note receivable. Interest income realized for the years ended December 31, 2002 and 2001 on the note was $6,000 and $9,000, respectively.

Notes Receivable from Officers

As of December 31, 2003 and 2002, notes receivable from officers of $62,000 and $255,000, respectively, have been included in other current assets. The amount outstanding as of December 31, 2003 related to a loan to one officer that will be fully repaid or forgiven in 2004 depending on the employment status of the officer. The amount outstanding as of December 31, 2002 includes this note and a loan to a former officer. In 2003, the former officer repaid $140,000 in full satisfaction of the note. Loan amounts are expensed as forgiven, in the period forgiven. During the years ended December 31, 2003, 2002 and 2001, $57,000, $183,000 and $20,000, respectively, were charged to operations for loan forgiveness.

All loans were granted in connection with relocation packages prior to July 31, 2002 when the prohibition on executive loans under the Sarbanes-Oxley Act came into effect.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	COMMON STOCK WARRANTS

During the year ended December 31, 2003, the Company granted warrants to purchase 56,250 shares of common stock to a third party service provider in connection with an executive search at an exercise price of $19.27 per share, the fair market value on the date of grant. The Company recorded an expense of $345,000 based on the fair value of the warrants on date of grant using the Black-Scholes pricing model. The warrants may be exercised between August 5, 2004 and August 5, 2006.

Warrants assumed in connection with the acquisition of ATA in 2000 to purchase 11,447 shares of common stock at an exercise price of $25.95 per share remain outstanding at December 31, 2003 of which 6,164 and 5,283 expire in 2006 and 2009, respectively.

12.	STOCK-BASED COMPENSATION PLANS

Options under the Company’s stock-based compensation plans may be granted for periods of up to ten years, with the exception of an incentive stock option (“ISO”) granted to an optionee who owns stock representing more than 10% of the voting power of all classes of stock of the parent or subsidiary, in which case the term of the option shall be five years, provided that (i) the exercise price of an ISO and nonqualified stock option (“NSO”) shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options generally vest in monthly installments over four years following the date of grant, subject to the optionee’s continuous service. However, for first time grants, the initial vesting shall occur twelve months from the vesting start date, at which time 25% of the shares will be vested. The remaining shares vest monthly over the remaining three years.

Non-Plan Option Grant

During the year ended December 31, 2003, the Company granted 675,000 options to purchase common stock to the new president, chief executive officer, and chairman. These shares are registered for issuance, but the grant was outside of the plans described below. These shares have an exercise price of $19.27 per share, which equals the fair value on the date of grant, and vest in accordance with the provisions for first time grants set forth above.

1997 Stock Plan

In August 1997, the Company adopted the 1997 Stock Plan (the “1997 Plan”). The 1997 Plan provides for the granting of stock options and common stock to employees and consultants of the Company. Options granted under the 1997 Plan may be either ISOs or NSOs. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. As of December 31, 2003, the Company has reserved 3,000,000 shares of common stock for issuance under the 1997 Plan. At December 31, 2003, there were 587,184 shares of common stock available for future grant under the 1997 Plan.

1999 Stock Plan

In June 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). At December 31, 2003, the Company has reserved 6,000,000 shares of common stock for issuance under the 1999 Plan. The 1999 Plan allows grants of ISOs, NSOs and restricted stock to employees, non-employee board members and consultants. At December 31, 2003, there were 1,138,486 shares of common stock available for future grant under the 1999 Plan. The 1999 Plan is subject to annual increases on March 1 of each year, equal to the lesser of 750,000 shares, 5% of the Company’s shares outstanding on that date, or a lesser amount determined by the board of directors.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 Non-Employee Director Stock Option Plan

On May 3, 2001, the Company adopted the 2001 Non-Employee Director Stock Option Plan, which provides for the granting of stock options to outside directors who are not employees of the Company. The options granted under this plan are NSOs. At December 31, 2003, the Company has reserved 313,000 shares of common stock for issuance under this plan. The plan is subject to annual increases on March 1 of each year, equal to the lesser of 50,000 shares, 1/10 of one percent of the outstanding common shares on such date, or a lesser amount determined by the board of directors. As of December 31, 2003, there were 58,557 shares of common stock available for future grant under this Plan.

Option Plans of Acquired Companies

In connection with the acquisitions of 1View, ATA and ViFi, the Company assumed their stock option plans, including incentive and non-statutory stock options to purchase an aggregate of 472,884 shares of common stock with exercise prices ranging from $0.19 to $37.62 per share. Options granted under these plans are exercisable over a maximum term of ten years from the date of grant and generally vest over periods of up to four years. At December 31, 2003 there were 514,206 shares of common stock available for future grant. The Company does not intend to grant any additional options under these plans.

Stock option activity under the plans is as follows:

	2001		2002		2003
	Options Outstanding	Exercise Price Per Share	Options Outstanding	Exercise Price Per Share	Options Outstanding	Exercise Price Per Share
Beginning of year	4,091,681	$0.19-$83.88	4,904,641	$0.19-$83.88	5,143,038	$0.19-$83.88
Assumed from ViFi	—	—	111,978	$9.46-$18.93	—	—
Granted	2,357,450	$7.55-$22.81	1,982,032	$8.36-$27.70	1,553,075	$8.42-$24.88
Cancelled	(956,413)	$0.19-$80.00	(1,130,836)	$0.50-$83.88	(541,483)	$4.71-$78.50
Exercised	(588,077)	$0.19-$17.44	(724,777)	$0.19-$26.25	(869,131)	$0.19-$20.46

End of year	4,904,641	$0.19-$83.88	5,143,038	$0.19-$83.88	5,285,499	$0.19-$83.88

Options outstanding and exercisable by price range as of December 31, 2003 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
$ 0.00–$ 8.38	208,849	5.4	$3.85	195,068	$3.54
$ 8.39–$16.77	2,496,110	6.9	$13.66	1,274,768	$13.27
$16.78–$25.16	1,771,896	8.8	$21.21	452,269	$22.40
$25.17–$33.55	140,921	6.1	$28.31	97,564	$28.82
$33.56–$41.93	473,060	6.1	$37.73	422,877	$37.74
$41.94–$50.32	41,600	6.1	$45.60	39,956	$45.61
$50.33–$58.71	—	—	$—	—	$—
$58.72–$67.10	33,000	6.2	$61.50	31,623	$61.50
$67.11–$75.48	115,774	4.7	$73.29	111,969	$73.29
$75.49–$83.88	4,289	6.1	$80.63	4,048	$80.70

	5,285,499	7.3	$20.26	2,630,142	$22.36

Options exercisable at December 31, 2001 and 2002 were 1,444,681 and 2,232,199, respectively, at weighted average exercise prices of $21.06 and $19.88 per share, respectively.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Employee Stock Purchase Plan

On June 21, 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 1,200,000 shares of common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock on every May 1 and November 1 of each year. The price of the common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the offering date of each two-year offering period or the specified purchase date. During the years ended December 31, 2003 and 2002, 180,023 and 158,277 shares were purchased for $1.6 million and $1.5 million, respectively. At December 31, 2003, there were 659,920 shares of common stock available for future purchase.

This Purchase Plan is subject to annual increases on March 1 of each year, equal to the lesser of 300,000 shares, 2% of the Company’s shares outstanding on that date, or a lesser amount determined by the board of directors.

Deferred stock-based compensation

In September 2003, the Company modified the original terms of certain stock option grants to the former President, Chairman, CEO and current member of the Board of Directors. In connection with this modification, the Company measured and recorded $308,000 of deferred stock compensation based on the difference between the fair market value of common stock on the date of the modification and the exercise price of the options benefited. The deferred compensation expense will be amortized over the future service period, through December 31, 2004. Amortization expense of $62,000 was recognized in 2003.

Through December 31, 2002, the Company recorded deferred stock-based compensation in connection with the acquisitions of 1View and ATA related to the issuance of stock options at prices subsequently determined to be below fair market value. These charges were amortized over the estimated service period of the employees. Amortization of $1.4 million and $5.8 million was recognized as stock-based compensation expense in the years ended December 31, 2002 and 2001, respectively.

Fair value assumptions

As described in Note 2, the Company applies the provisions of APB 25 and related interpretations in accounting for employee stock-based compensation arrangements.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing model as specified in SFAS No. 123 using the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Expected life (years)	5	5	5
Risk free interest rate	3.25%	3.03%	4.39%
Expected volatility	80%	94%	90%
Dividend yield	—	—	—

The Black-Scholes pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective. Because changes in the subjective input assumptions can materially affect the Company’s estimate of fair value existing valuation models, in management’s opinion, do not provide a reliable single measure of the fair value of its employee stock options. The weighted average estimated fair value of stock options granted during the years ended December 31, 2003, 2002 and 2001 were $18.55, $16.93 and $12.77 per share, respectively.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	EMPLOYEE BENEFITS

Effective September 1, 1998, the Company adopted a Defined Contribution Profit Sharing Plan (the “Plan”). The Plan includes a 401(k) salary deferral plan. Employees are eligible to participate in the Plan through salary deferrals upon meeting minimum eligibility requirements. The Plan allows the Company to make matching contributions to an employee’s deferrals and provides for additional discretionary contributions by the Company. During 2003, the Company matched 50% of employee contributions up to 2% of their salary resulting in an expense of $243,000 for the year ended December 31, 2003. There were no matching contributions made prior to 2003. In 2004, the Company will continue to make matching contributions equal to 50% of employee contributions up to 2% of their salary.

14.	RESTRUCTURING, ASSET IMPAIRMENT, AND OTHER CHARGES

Restructuring Charges

In March 2002, the Company initiated restructuring activities to optimize its cost structure. These plans included restructuring its operations by geographically consolidating certain business functions including customer service, web services, and software development. As a result of this restructuring process, the Company reduced space utilized at three facilities, terminated 57 employees, and relocated or reassigned 18 employees. In 2002, the Company recorded a charge of $850,000 for severance payments and $1,230,000 for the facilities closures. A summary of the restructuring accrual is as follows (in thousands):

	Employee Related	Exit Costs	Deferred Stock-based Compensation	Total
2001 restructuring charge	$1,629	$707	$940	$3,276
Cash payments	(1,376)	(707)	—	(2,083)
Non-cash charge	—	—	(940)	(940)

Restructuring accrual, December 31, 2001	253	—	—	253
2002 restructuring charge	850	1,230	—	2,080
Cash payments	(837)	(1,044)	—	(1,881)
Non-cash charge	(53)	—	—	(53)

Restructuring accrual, December 31, 2002	213	186	—	399
Cash payments	(88)	(218)	—	(306)
Transfer to exit costs	(125)	125	—	—

Restructuring accrual, December 31, 2003	$—	$93	$—	$93

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Impairment Charge

In 2002, the Company recorded an asset impairment charge of $2.9 million to reduce the carrying value of long-lived assets, consisting primarily of purchased computer software and equipment that were abandoned or removed from operations during the first quarter of 2002. The impaired assets were written-down to their estimated fair value less costs to sell.

Other Charges

The Company recorded a charge of approximately $6.9 million, net of probable insurance recoveries in 2002, for settlement of the FundsXpress litigation on March 5, 2003. See Note 8. In addition in 2002, the Company recorded a charge of $351,000 to write off the legal, accounting, and printing costs incurred to prepare for a public offering of common stock that was voluntarily withdrawn.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	REPORTABLE SEGMENTS

The Company manages its business through two reportable segments: the Internet Banking division and the Lending division. With the acquisition of Magnet in November 2003, the Company also offers online cash management products to large financial institutions that are available as either a licensed software implementation or hosted in the Company’s data centers. The results of operations from these reportable segments were as follows for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Internet Banking Division	Lending Division	Unallocated and Magnet (1)(2)	Total
Year ended December 31, 2003:
Revenue	$136,386	$16,720	$1,256	$154,362
Cost of revenue	62,207	9,791	571	72,569
Gross profit	74,179	6,929	685	81,793
Operating expenses(3)	52,040	5,469	6,674	64,183
Income (loss) from operations	22,139	1,460	(5,989)	17,610

Year ended December 31, 2002:
Revenue	$114,541	$15,846	$—	$130,387
Cost of revenue(4)	57,188	9,829	436	67,453
Gross profit	57,353	6,017	(436)	62,934
Operating expenses(4)	48,103	5,280	19,046	72,429
Income (loss) from operations	9,250	737	(19,482)	(9,495)

Year ended December 31, 2001:
Revenue	$79,045	$15,590	$—	$94,635
Cost of revenue(5)	42,021	10,343	760	53,124
Gross profit	37,024	5,247	(760)	41,511
Operating expenses(5)	46,615	5,781	43,062	95,458
Loss from operations	(9,591)	(534)	(43,822)	(53,947)
Total assets at December 31, 2003	$230,744	$46,293	$71,775	$348,812
Total assets at December 31, 2002	207,168	51,895	—	259,063
Total assets at December 31, 2001	148,153	88,475	—	236,628

(1)	The operations of Magnet were not integrated into an operating segment in 2003. The operating results of Magnet from the acquisition date of November 25, 2003 were as follows: Revenue, $1,256; Cost of revenue, $571; Gross profit, $685; Operating expenses, $806; and Loss from operations, $121.

(2)	Unallocated amounts include deferred stock-based compensation, intangible asset amortization, goodwill amortization in 2001, and restructuring, asset impairment and other charges that are not allocated to segment management to evaluate their businesses.

(3)	Operating expenses include $5,868 of intangible asset amortization.

(4)	Cost of revenues include $436 of deferred stock-based compensation. Operating expenses include $973 of deferred stock-based compensation, $5,793 of intangible asset amortization, and $12,280 of restructuring, asset impairment, and other charges.

(5)	Cost of revenues include $760 of deferred stock-based compensation. Operating expenses include $4,057 of deferred stock-based compensation, $35,729 of goodwill and intangible asset amortization, and $3,276 of restructuring charges.

For the year ended December 31, 2003, no customer comprised more than 10% of revenues. The Company has no significant foreign operations.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the years indicated (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net income (loss) before cumulative effect of change in accounting method	$46,594	$(8,895)	$(51,948)
Cumulative effect of change in accounting method	—	(29,036)	—

Net income (loss)	$46,594	$(37,931)	$(51,948)

Denominator for basic calculation	32,991	31,984	29,301
Denominator for diluted calculation	33,700	31,984	29,301

Basic net income (loss) per share before cumulative effect of change in accounting method	$1.41	$(0.28)	$(1.77)
Per share cumulative effect of change in accounting method	—	(0.91)	—

Basic net income (loss) per share	$1.41	$(1.19)	$(1.77)

Diluted net income (loss) per share before cumulative effect of change in accounting method	$1.38	$(0.28)	$(1.77)
Per share cumulative effect of change in accounting method	—	(0.91)	—

Diluted net income (loss) per share	$1.38	$(1.19)	$(1.77)

Common stock equivalents that are not included in the diluted net income (loss) per share calculation above because to do so would be antidilutive for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Weighted average effect of common stock equivalents:
Warrants	19	—	—
Employee stock options	1,874	1,175	1,092

	1,893	1,175	1,092

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table adjusts the net income (loss) and net income (loss) per share for the impact of the implementation of SFAS No. 142 (in thousands, except per share data):

	Year ended December 31,
	2003	2002	2001
Net income (loss) before cumulative effect of change in accounting method	$46,594	$(8,895)	$(51,948)
Add back: goodwill amortization	—	—	25,508

Adjusted net income (loss) before cumulative effect of change in accounting method	46,594	(8,895)	(26,440)
Cumulative effect of change in accounting method	—	(29,036)	—

Adjusted net income (loss)	$46,594	$(37,931)	$(26,440)

Basic net income (loss) per share before cumulative effect of change in accounting method	$1.41	$(0.28)	$(1.77)
Add back: goodwill amortization	—	—	0.87
Cumulative effect of change in accounting method	—	(0.91)	—

Adjusted basic net income (loss) per share	$1.41	$(1.19)	$(0.90)

Diluted net income (loss) per share before cumulative effect of change in accounting method	$1.38	$(0.28)	$(1.77)
Add back: goodwill amortization	—	—	0.87
Cumulative effect of change in accounting method	—	(0.91)	—

Adjusted diluted net income (loss) per share	$1.38	$(1.19)	$(0.90)

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table presents summarized quarterly financial data as reported for the years ended December 31, 2003 and 2002 (in thousands, except per share data). The 2002 results have been reclassified to conform to the 2003 presentation.

	Quarter Ended
2003	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$35,507	$37,262	$39,429	$42,165
Gross profit	$18,080	$19,390	$21,071	$23,252
Net income	$2,852	$3,555	$4,643	$35,544
Basic net income per share	$0.09	$0.11	$0.14	$1.05
Shares used in computing basic per share amounts	32,467	32,615	32,945	33,923
Diluted net income per share	$0.09	$0.11	$0.14	$1.01
Shares used in computing diluted per share amounts	32,866	33,447	34,380	35,140

	Quarter Ended
2002	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$30,124	$32,079	$33,853	$34,331
Gross profit	$14,045	$15,082	$16,543	$17,264
Net income (loss) before cumulative effect of change in accounting method	$(5,680)	$(257)	$1,652	$(4,610)
Net income (loss)	$(34,716)	$(257)	$1,652	$(4,610)
Basic and diluted net income (loss) per share before cumulative effect of change in accounting method	$(0.18)	$(0.01)	$0.05	$(0.14)
Basic and diluted net income (loss) per share	$(1.11)	$(0.01)	$0.05	$(0.14)
Shares used in computing basic per share amounts	31,214	32,095	32,214	32,398
Shares used in computing diluted per share amounts	31,214	32,095	33,089	32,398

DIGITAL INSIGHT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Provisions (Benefits)	Charged to Other Accounts		Write-offs	Balance at End of Year
Allowance for doubtful accounts
December 31, 2003	$745	$1,050	$218	(1)	$(851)	$1,162
December 31, 2002	726	1,910	50	(1)	(1,941)	745
December 31, 2001	397	490	—		(161)	726

Valuation allowance for deferred tax assets
December 31, 2003	$37,728	$(31,257)	$(6,471	)(2)	$—	$—
December 31, 2002	35,266	2,462	—		—	37,728
December 31, 2001	27,229	8,037	—		—	35,266

(1)	Increase in reserve accounts from the acquisition of Magnet in 2003 and ViFi in 2002.

(2)	Amount resulting from reversal of the valuation allowance that related to stock options exercised resulting in an increase in paid in capital and acquisition related net deferred tax benefits resulting in an increase in goodwill.