Form 10-Q
period 2004-03-31
DIGITAL INSIGHT CORP
filed 2004-05-07
CIK 1037275

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Common Stock, $0.001 par value

35,073,346 shares outstanding as of March 31, 2004

DIGITAL INSIGHT CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL INSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share information)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$51,932	$40,226
Short-term investments	29,848	29,109
Accounts receivable, net of allowance for doubtful accounts of $1,344 and $1,162	20,922	22,333
Accumulated implementation costs	3,389	3,689
Deferred tax asset, net	15,377	15,377
Prepaid and other current assets	3,129	2,644

Total current assets	124,597	113,378
Property and equipment, net of accumulated depreciation of $52,188 and $48,589	24,643	27,586
Goodwill	136,088	136,088
Intangible assets, net of accumulated amortization of $24,788 and $22,713	23,382	25,457
Accumulated implementation costs	3,333	3,684
Long-term investments	—	1,007
Deferred tax asset, net	38,926	41,324
Other assets	454	288

Total assets	$351,423	$348,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,937	$6,427
Accrued compensation and related benefits	4,713	5,428
Customer deposits and deferred revenue	11,134	12,758
Other accrued liabilities	8,056	10,512

Total current liabilities	30,840	35,125
Customer deposits and deferred revenue	6,267	5,446
Other liabilities	1,770	1,770

Total liabilities	38,877	42,341

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 35,073,346 and 34,913,321 shares issued and outstanding	35	35
Additional paid-in capital	438,943	437,086
Deferred stock-based compensation	(185)	(246)
Accumulated deficit	(126,247)	(130,404)

Total stockholders’ equity	312,546	306,471

Total liabilities and stockholders’ equity	$351,423	$348,812

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended March 31,
	2004	2003
Revenues	$45,679	$35,507
Cost of revenues	21,013	17,427

Gross profit	24,666	18,080

Operating expenses:
Sales, general and administrative (including amortization of deferred stock-based compensation of $61 for the three months ended March 31, 2004)	10,692	10,076
Research and development	5,281	3,552
Amortization of intangible assets	2,075	1,414

Total operating expenses	18,048	15,042

Income from operations	6,618	3,038
Interest and other income, net	99	126

Income before provision for income taxes	6,717	3,164
Provision for income taxes	2,560	312

Net income	$4,157	$2,852

Basic net income per share	$0.12	$0.09

Diluted net income per share	$0.11	$0.09

Shares used to compute basic net income per share	35,031	32,467

Shares used to compute diluted net income per share	36,332	32,866

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$4,157	$2,852
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	3,599	3,157
Amortization of intangible assets	2,075	1,414
Amortization of deferred stock-based compensation	61	—
Deferred income tax provision	2,398	—
Changes in operating assets and liabilities:
Accounts receivable	1,411	1,067
Accumulated implementation costs	651	723
Prepaid and other current assets	(485)	1,703
Other assets	114	693
Accounts payable	510	1,418
Accrued compensation and related benefits	(715)	(369)
Customer deposits and deferred revenue	(803)	(924)
Other liabilities	(1,413)	(9,366)

Net cash provided by operating activities	11,560	2,368

Cash flows from investing activities:
Net maturities of investments	268	16,124
Acquisition of property and equipment	(936)	(3,099)
Acquisition payments	(1,043)	—

Net cash (used in) provided by investing activities	(1,711)	13,025

Cash flows from financing activities:
Net repayments of debt	—	(7,882)
Proceeds from issuance of common stock	1,857	588

Net cash provided by (used in) financing activities	1,857	(7,294)

Net increase in cash and cash equivalents	11,706	8,099
Cash and cash equivalents, beginning of the period	40,226	48,130

Cash and cash equivalents, end of the period	$51,932	$56,229

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$—	$41
Cash paid during the period for income taxes	$206	$17

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

Digital Insight Corporation (the “Company”), a Delaware corporation, provides online banking applications and services primarily to banks, credit unions, and savings and loan associations. Its outsourcing operations include three main product lines: online banking for consumers, including bill payment and bill presentment; online cash management for businesses; and online lending for consumer loans. As a result of its acquisition of Magnet Communications, Inc. (“Magnet”) in November 2003, the Company now offers licensed online cash management products to large financial institutions, in addition to cash management products hosted in the Company’s data centers. Substantially all of the Company’s revenues are derived from these aforementioned products and services, that are predominately provided on an outsourced basis.

Method of presentation

The accompanying consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the “SEC”). Independent accountants have not audited these consolidated financial statements. The consolidated financial statements, however, include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

Management believes that the disclosures included in the accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-based compensation

The Company accounts for stock-based compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on stock-based compensation, net income, and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” to stock-based employee compensation (amounts in thousands, except per share data):

	Three Months ended March 31,
	2004	2003
Stock-based compensation:
As reported	$61	$—
Additional stock-based compensation expense determined under the fair value method	927	2,291

Pro forma	$988	$2,291

Net income:
As reported	$4,157	$2,852
Additional stock-based compensation expense determined under the fair value method	(927)	(2,291)

Pro forma	$3,230	$561

Net income per share—basic:
As reported	$0.12	$0.09
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.03)	(0.07)

Pro forma	$0.09	$0.02

Net income per share—diluted:
As reported	$0.11	$0.09
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.03)	(0.07)

Pro forma	$0.08	$0.02

2.	Acquisition of Magnet

On November 25, 2003, the Company completed its acquisition of Magnet, a privately held company based in Atlanta, Georgia that provided online cash management and business banking solutions to large and mid-size financial institutions. The acquisition of Magnet allows the Company to offer licensed online cash management products to large financial institutions, in addition to cash management products hosted in the Company’s data centers.

The acquisition has been accounted for using the purchase method of accounting and the results of Magnet have been included in the consolidated financial statements since the acquisition date. If the operating results of Magnet had been included since the beginning of the three months ended March 31, 2003, the pro forma results of the Company for that period would be as follows (in thousands, except per share data):

Revenue	$38,907
Income from operations	$538
Net income	$393
Basic and diluted net income per share	$0.01
Weighted average shares used in computing:
Basic net income per share	33,915
Diluted net income per share	34,314

3.	Reportable Segments and Major Customers

The Company manages its business through three reportable segments: Internet banking, cash management and lending. On January 1, 2004, the Company established cash management as a separate operating segment and combined its cash management business with the operations of Magnet. As a result, certain revenues, costs and operating expenses previously included in the Internet banking segment are now reported in the cash management segment. In addition, general and administrative expenses are managed on a company wide basis beginning in 2004, and therefore these expenses are not included in the operating results of the business segments. For the three-month periods ended March 31, 2004 and 2003, no customer comprised more than 10% of revenues. The results of operations from these reportable segments were as follows for the three months ended March 31, 2004 and 2003 (in thousands):

	Internet Banking	Cash Management	Lending	Unallocated Expenses (1)	Total
Three months ended March 31, 2004:
Revenues	$36,027	$5,964	$3,688	$—	$45,679
Cost of revenues	15,771	2,795	2,447	—	21,013
Gross profit	20,256	3,169	1,241	—	24,666
Operating expenses (2)	8,095	2,508	1,030	6,415	18,048
Income from operations	12,161	661	211	(6,415)	6,618
Three months ended March 31, 2003:
Revenues	$29,919	1,414	$4,174	$—	$35,507
Cost of revenues	14,185	848	2,394	—	17,427
Gross profit	15,734	566	1,780	—	18,080
Operating expenses (3)	7,750	456	885	5,951	15,042
Income from operations	7,984	110	895	(5,951)	3,038

Reported amounts for the three months ended March 31, 2003 have been revised as follows: a) prior year Internet banking results have been revised to conform to the 2004 presentation of cash management as a separate operating segment, and b) general and administrative expenses have been reclassified to unallocated expenses.

(1)	Unallocated expenses are comprised of intangible asset amortization and general and administrative expenses that are not included in the measure of segment profit or loss used internally to evaluate the segments.

(2)	Unallocated operating expenses include $2,075 of intangible asset amortization and $4,340 of general and administrative expenses.

(3)	Unallocated operating expenses include $1,414 of intangible asset amortization and $4,537 of general and administrative expenses.

The Company assesses the performance of its assets in the aggregate and accordingly assets are not presented on a segment basis.

4.	Contingencies

Digital Insight Corporation Initial Public Offering Securities Litigation

On December 6, 2001, the Company and two of its former officers and directors and one current director were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims, which were also asserted against the managing underwriters of the Company’s previous public offerings, and are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the public offerings of more than 300 other companies. Along with these companies and the individual defendants, but not the underwriter defendants, the Company has agreed in principle with the plaintiffs to settle the claims. As part of the settlement, once the settlement documents have been fully negotiated and executed, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s business, financial condition or results of operations, and accordingly no amounts have been accrued for this lawsuit.

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

The forward-looking statements included in this section involve risks and uncertainties. These forward-looking statements include: anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters. Such statements reflect management’s best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2003. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report.

The following discussion should be read together with our financial statements and related notes.

Overview

We manage our business through three reportable segments: Internet banking, cash management and lending. On November 25, 2003 we completed our acquisition of Magnet Communications, Inc., a privately held company based in Atlanta, Georgia. With the acquisition of Magnet, we increased our capabilities within online cash management to include cash management products for large financial institutions that are available either as a licensed software implementation or hosted in our data centers. On January 1, 2004, we established cash management as a separate operating segment and combined our cash management business, which was formerly managed within our Internet banking segment, with the operations of Magnet. As a result, certain revenues, costs and operating expenses have been reclassified from the Internet banking segment to the cash management segment. In addition, general and administrative expenses are now managed on a company wide basis across all of our operations and therefore these expenses will not be included in the operating results of the business segments.

Critical Accounting Policies

The following discussion and analysis of our financial condition and operating results are based on our unaudited consolidated financial statements. Preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Consolidated Financial Statements. Specific risks for these critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Summarized results of operations for our reportable segments were as follows for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004		2003
	(dollars in thousands)
Revenues:	Dollars	%	Dollars	%
Internet banking	$36,027	79	$29,919	84
Cash management	5,964	13	1,414	4
Lending	3,688	8	4,174	12

Total	$45,679	100	$35,507	100

Gross profit:	Dollars	Margin	Dollars	Margin
Internet banking	$20,256	56	$15,734	53
Cash management	3,169	53	566	40
Lending	1,241	34	1,780	43

Total	$24,666	54	$18,080	51

Operating expenses:	Dollars	%	Dollars	%
Internet banking	$8,095	45	$7,750	52
Cash management	2,508	14	456	3
Lending	1,030	6	885	6
Unallocated (1) (2)	6,415	35	5,951	40

Total	$18,048	100	$15,042	100

Income from operations:	Dollars	Margin	Dollars	Margin
Internet banking	$12,161	34	$7,984	27
Cash management	661	11	110	8
Lending	211	6	895	21
Unallocated (1)(2)	(6,415)		(5,951)

Total	$6,618	14	$3,038	9

Reported amounts for the three months ended March 31, 2003 have been revised as follows: a) prior year Internet banking results have been revised to conform to the 2004 presentation of cash management as a separate operating segment, and b) general and administrative expenses have been reclassified to unallocated expenses.

(1)	Unallocated expenses include charges that are not included in the measure of segment profit or loss used internally to evaluate the segments.

(2)	Unallocated operating expenses and income from operations include $2,075 of intangible asset amortization and $4,340 of general and administrative expenses in 2004 and $1,414 of intangible asset amortization and $4,537 of general and administrative expenses in 2003.

No customer accounts for more than 10% of our revenues and we have no significant foreign operations.

A large portion of our Internet banking revenue is attributable to the number of active Internet banking end users at our financial institution clients. Summarized end users, in thousands, at March 31, 2004 and 2003 were as follows:

	March 31, 2004		March 31, 2003
	End Users	Penetration (1)	End Users	Penetration (1)
Potential end users at live sites	34,100	n/a	31,735	n/a
Active Internet banking end users(2)	4,678	13.7%	3,791	11.9%
Bill payment end users	736	15.7%	509	13.4%

(1)	Penetration for active Internet banking end users is calculated as a percentage of potential end users at live sites. Penetration for bill payment end users is calculated as a percentage of active Internet banking end users.

(2)	Active Internet banking end users are consumers who have accessed basic account information online within the period specified by our contract with the financial institution.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues: Revenues for the three months ended March 31, 2004 were $45.7 million, an increase of 29% from the $35.5 million reported for the same period of the prior year.

The Internet banking division reported revenues of $36.0 million for the quarter ended March 31, 2004 compared to $29.9 million for the same quarter last year. This increase of $6.1 million, or 20%, was primarily due to an increased number of active Internet banking end users and bill payment end users within our existing customer base. Active Internet banking end users increased 23% from approximately 3,791,000 users at March 31, 2003 to approximately 4,678,000 users at March 31, 2004. Bill payment end users increased 45% from approximately 509,000 users at March 31, 2003 to 736,000 users at March 31, 2004.

Revenues generated by the cash management division were $6.0 million for the quarter ended March 31, 2004 compared to $1.4 million for the quarter ended March 31, 2003. The increase of $4.6 million is primarily attributable to our acquisition of Magnet in November 2003 and, to a lesser extent, organic growth within our historical cash management operations.

Revenues related to the lending division for the quarter ended March 31, 2004 were $3.7 million compared to $4.2 million for the quarter ended March 31, 2003. This decrease of $486,000, or 12%, resulted from a shift from historical call center applications to lower priced Internet applications while the number of applications processed was essentially flat. Internet applications produce lower revenue per transaction; however, the costs associated with Internet applications are lower than those associated with our call center applications resulting in a higher gross margin percentage per transaction.

Cost of Revenues: Cost of revenues is comprised primarily of salaries and related personnel expenses, network costs, depreciation and amortization of equipment and software used in providing our service, expenses related to the operation of our data centers including communication services, fees paid to third parties including bill payment, online statement, and check imaging vendors, and amortization of deferred implementation costs. Cost of revenues increased $3.6 million, or 21%, to $21.0 million for the three months ended March 31, 2004 from $17.4 million for the same period last year.

Cost of revenues for the quarter ended March 31, 2004 included $15.8 million related to the Internet banking division compared to $14.2 million for the three months ended March 31, 2003. This increase of $1.6 million, or 11%, was primarily due to third party costs related to our bill pay product that was driven primarily by the increase in online bill payers discussed above.

Cost of revenues for the cash management division was $2.8 million for the three months ended March 31, 2004, an increase of $1.9 million compared to $848,000 in the same period last year. The increase is primarily comprised of costs in the current quarter from Magnet which was acquired in the prior year fourth quarter.

Cost of revenues related to the lending division was $2.4 million in both the current and prior year three-month periods ended March 31. Cost of revenues for the quarter ending March 31, 2004 include an increase in costs related to a new product platform for both call center and Internet applications that offset the lower costs associated with the shift to Internet applications described above.

Gross Profit: Gross profit increased $6.6 million, or 36%, from $18.1 million for the three months ended March 31, 2003 to $24.7 million for the three months ended March 31, 2004. Gross profit margin for the Internet banking division increased to 56% for the current year three-month period from 53% for the three months ended March 31, 2003. The increase in gross profit margin for the Internet banking division is primarily attributable to the leverage in our business model that leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base. The cash management gross profit margin increased to 53% in the three months ended March 31, 2004 from 40% in the same period last year. This increase reflects the addition of Magnet operations in the current three-month period and an increase in our organic cash management margin attributable to an increase in revenues at a significantly greater rate than cost of revenues. Gross profit margin for the lending division decreased to 34% for the three months ended March 31, 2004 from 43% for the same period last year. The decrease in gross margin for the lending division reflects increased expenses required to support our new lending product platform.

Operating Expenses: Operating expenses include sales, general and administrative expenses, research and development, and amortization of intangible assets. Operating expenses were $18.0 million for the three months ended March 31, 2004, an increase of $3.0 million, or 20%, from $15.0 million in the prior year three-month period. This increase in operating expenses is primarily due to the addition of Magnet sales and marketing and research and development expenses, and amortization of acquired intangible assets from the Magnet acquisition during the three months ended March 31, 2004 discussed below.

Sales, General and Administrative: Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources and administrative personnel; sales commissions and other general corporate expenses. In addition, these expenses include marketing expenses such as trade shows, promotional costs and end user marketing campaigns and costs under core data processing vendor marketing alliance agreements.

Sales, general and administrative expenses increased $616,000, or 6%, from $10.1 million for the three months ended March 31, 2003 to $10.7 million for the three months ended March 31, 2004. This increase is due primarily to the addition of Magnet sales and marketing costs in the current three-month period. As a percentage of revenues, sales, general and administrative expenses decreased from 28% for the three months ended March 31, 2003 to 23% for the three months ended March 31, 2004. The decrease in sales, general and administrative costs as a percentage of revenues primarily reflects the leverage in our business model as revenues increase over a relatively fixed cost base.

Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of our products and our data processing vendor interface software. Research and development expenses increased to $5.3 million for the three months ended March 31, 2004 from $3.6 million for the prior year three-month period. The increase of $1.7 million was primarily due to the addition of Magnet research and development expenses in the three months ended March 31, 2004.

Amortization of Intangible Assets: Amortization of intangible assets was $2.1 million for the three months ended March 31, 2004 and $1.4 million for the comparable prior year period. The increase is due to amortization of acquired intangibles from the Magnet acquisition in the prior year fourth quarter.

Provision for Income Taxes: During the three months ended March 31, 2004, we recorded a provision for income taxes of $2.6 million compared to $312,000 for the three months ended March 31, 2003. The current year provision reflects an expected tax rate of 38%. The higher tax rate in 2004 reflects both federal and state income tax provisions compared to only a state income tax provision in the three months ended March 31, 2003.

As discussed in “Liquidity and Capital Resources,” we do not expect to make significant cash tax payments until 2006 at the earliest due to utilization of our net operating loss and research and development carry-forwards to offset our current income tax liabilities.

Liquidity and Capital Resources

At March 31, 2004, we had cash and cash equivalents of $51.9 million and short-term investments of $29.8 million. Our short-term investments are comprised of readily marketable commercial paper and U.S. government agency securities. Our intent is to hold these investments to maturity. For financial statement presentation we classify our investments as short-term and long-term, based upon their maturity dates.

The market value of our investments is sensitive to changes in the level of U.S. interest rates. Therefore, if investments we hold are sold prior to their maturity date, a gain or loss may result. We invest our cash in debt instruments of the U.S. government and its agencies, and in high-quality, investment grade corporate issuers. By policy, we limit the amount of credit exposure to any one issuer.

As of December 31, 2003, we had net operating loss carry-forwards for federal and state tax purposes of $152.4 million and $101.9 million, respectively. The net operating loss carry-forwards will begin to expire in 2009 for federal tax purposes and in 2004 for state tax purposes. Under the provisions of the Internal Revenue Code of 1986, as amended, certain substantial changes in ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income. As of December 31, 2003 we also had research credit carry-forwards for federal and state tax purposes of $4.0 million and $2.4 million, respectively. The research credit carry-forwards will begin to expire in 2011 for federal income tax purposes and in 2019 for state income tax purposes. Although we are providing for income taxes at an effective tax rate of 38% in 2004, we do not expect to make significant cash tax payments prior to 2006 at the earliest as we utilize these carry-forwards to offset our current income tax liabilities.

In October 2003, we renewed and amended our agreement with a bank for a $20 million revolving credit commitment through October 2004. The interest rate on this facility is equal to either (1) the bank’s prime rate; or (2) LIBOR plus 1.75%. We may draw down against this facility by electing either the bank’s prime rate or LIBOR for specified 1-month, 2-month, 3-month, or 6-month LIBOR terms. There were no amounts outstanding under our bank facility as of March 31, 2004.

Cash and cash equivalents increased $11.7 million in the three months ended March 31, 2004 to $51.9 million due primarily to net operating cash flows of $11.6 million.

Net cash provided by operating activities increased $9.2 million for the three months ended March 31, 2004 to $11.6 million from $2.4 million for the three months ended March 31, 2003 due primarily to a litigation settlement paid in the three months ended March 31, 2003.

Net cash used in investing activities was approximately $1.7 million for the three months ended March 31, 2004 and net cash provided by investing activities was approximately $13.0 million for the three months ended March 31, 2003. The change in cash from investing activities was primarily the result of net investment maturities of $16.1 million in the quarter ended March 31, 2003 versus $268,000 during the quarter ended March 31, 2004.

Net cash provided by financing activities was approximately $1.9 million for the three months ended March 31, 2004 compared to cash used in financing activities of approximately $7.3 million for the three months ended March 31, 2003. The increase in cash from financing activities of $9.2 million is primarily due to the repayment of debt during the three months ended March 31, 2003.

Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing efforts. We expect to continue to expend significant amounts on ongoing research and development, computer and related data center equipment, and personnel. We have no material commitments other than obligations under our operating and capital leases and minimum vendor purchase commitments and we have no off-balance sheet arrangements.

We believe that our cash, cash equivalents, short-term investments, and cash flow from operations will be sufficient to satisfy our cash requirements for the foreseeable future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

An increase or decrease in market interest rates by 10% as of March 31, 2004 would not cause a significant change in the fair value of our investments. Although the fair value of short-term investments may change due to interest rate fluctuations, we have the ability to hold the investments to maturity, which reduces the overall risk.

We are also exposed to the impact of interest rate changes as they affect our revolving credit commitment. The interest rate charged on our bank facility varies with the bank’s prime rate or LIBOR and, consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the facility. As of March 31, 2004, we had no amounts outstanding under our bank facility.

We are not exposed to foreign currency risk since all revenues and expenses are in U.S. dollars.

There were no significant changes to our market risk in the three months ended March 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of March 31, 2004, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in alerting them, in a timely manner, to material information to be included in our periodic SEC filings.

Changes in Our Controls: There was no significant change in our internal controls over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Our internal controls over financial reporting are designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote such conditions may be.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 6, 2001, Digital Insight and two of its former officers and directors and one current director were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims, which were also asserted against the managing underwriters in our previous public offerings, are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the IPOs of more than 300 other companies. Along with these companies and the individual defendants, but not the underwriter defendants, we have agreed in principle with the plaintiffs to settle the claims. As part of the settlement, once the settlement documents have been fully negotiated and executed, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for this lawsuit.

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

3.2 Restated Bylaws of registrant and Amendments One through Eight thereto, as currently in effect. Incorporated by reference to the exhibits filed with our Annual Reports on Form 10-K for the years ended December 31, 2002 and December 31, 2003.

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

(b) Reports on Form 8-K

On April 22, 2004, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K which contains information required under “Item 12. Results of Operations and Financial Condition.” The Current Report on Form 8-K includes a copy of our press release dated April 22, 2004 reporting our results of operations and financial condition for the quarter ended March 31, 2004 and forward-looking statements relating to our anticipated performance for the quarter ending June 30, 2004 and for the fiscal year 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL INSIGHT CORPORATION

Date: May 7, 2004	By:	/s/ Elizabeth S.C.S. Murray

Elizabeth S.C.S. Murray Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2004	By:	/s/ Kyle McIntosh

Kyle McIntosh Controller (Principal Accounting Officer)