Form 10-Q
period 2004-06-30
DIGITAL INSIGHT CORP
filed 2004-08-09
CIK 1037275

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Common Stock, $0.001 par value

35,415,495 shares outstanding as of July 31, 2004

DIGITAL INSIGHT CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL INSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,037	$40,226
Short-term investments	29,802	29,109
Accounts receivable, net of allowance for doubtful accounts of $875 and $1,162	21,573	22,333
Accumulated implementation costs	3,210	3,689
Deferred tax asset, net	17,379	15,377
Prepaid and other current assets	3,610	2,644

Total current assets	140,611	113,378
Property and equipment, net of accumulated depreciation of $55,577 and $48,589	23,795	27,586
Goodwill	136,088	136,088
Intangible assets, net of accumulated amortization of $26,863 and $22,713	21,307	25,457
Accumulated implementation costs	3,250	3,684
Long-term investments	1,007	1,007
Deferred tax asset, net	34,729	41,324
Other assets	197	288

Total assets	$360,984	$348,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,230	$6,427
Accrued compensation and related benefits	4,592	5,428
Customer deposits and deferred revenue	11,563	12,758
Accrued expenses and other accrued liabilities	9,101	10,512

Total current liabilities	33,486	35,125
Customer deposits and deferred revenue	5,890	5,446
Other liabilities	1,943	1,770

Total liabilities	41,319	42,341

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 35,303,359 and 34,913,321 shares issued and outstanding	35	35
Additional paid-in capital	441,459	437,086
Deferred stock-based compensation	(123)	(246)
Accumulated deficit	(121,706)	(130,404)

Total stockholders’ equity	319,665	306,471

Total liabilities and stockholders’ equity	$360,984	$348,812

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$46,857	$37,262	$92,536	$72,769
Cost of revenues	20,902	17,872	41,915	35,299

Gross profit	25,955	19,390	50,621	37,470

Operating expenses:
Sales, general and administrative (including amortization of deferred stock-based compensation of $62 and $123 for the three months and six months ended June 30, 2004)	10,841	10,562	21,533	20,638
Research and development	5,857	3,678	11,138	7,229
Amortization of intangible assets	2,075	1,414	4,150	2,828

Total operating expenses	18,773	15,654	36,821	30,695

Income from operations	7,182	3,736	13,800	6,775
Interest and other income, net	149	123	248	248

Income before provision for income taxes	7,331	3,859	14,048	7,023
Provision for income taxes	2,790	304	5,350	616

Net income	$4,541	$3,555	$8,698	$6,407

Basic net income per share	$0.13	$0.11	$0.25	$0.20
Diluted net income per share	$0.13	$0.11	$0.24	$0.19
Shares used to compute basic net income per share	35,203	32,615	35,117	32,541
Shares used to compute diluted net income per share	36,085	33,447	36,217	33,066

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$8,698	$6,407
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	6,988	6,339
Amortization of intangible assets	4,150	2,828
Amortization of deferred stock-based compensation	123	—
Deferred income taxes	4,593	—
Loss on disposition of property and equipment	281
Changes in operating assets and liabilities:
Accounts receivable	760	693
Accumulated implementation costs	913	1,172
Prepaid and other current assets	(966)	3,154
Other assets	91	730
Accounts payable	1,803	150
Accrued compensation and related benefits	(836)	238
Customer deposits and deferred revenue	(751)	(684)
Other liabilities	(195)	(8,836)

Net cash provided by operating activities	25,652	12,191
Cash flows from investing activities:
Net (purchases) maturities of investments	(693)	20,551
Acquisition of property and equipment	(3,478)	(4,603)
Acquisition payments	(1,043)	—

Net cash (used in) provided by investing activities	(5,214)	15,948
Cash flows from financing activities:
Repayment of debt	—	(7,994)
Proceeds from issuance of common stock	4,373	2,307

Net cash provided by (used in) financing activities	4,373	(5,687)

Net increase in cash and cash equivalents	24,811	22,452
Cash and cash equivalents, beginning of the period	40,226	48,130

Cash and cash equivalents, end of the period	$65,037	$70,582

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$—	$54
Cash paid during the period for income taxes	$207	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

Digital Insight Corporation (the “Company”), a Delaware corporation, provides online banking applications and services primarily to banks, credit unions, and savings and loan associations. Its outsourcing operations include three main product lines: online banking for consumers, including bill payment and bill presentment; online cash management for businesses; and online lending for consumer loans. As a result of its acquisition of Magnet Communications, Inc. (“Magnet”) in November 2003, the Company now offers licensed online cash management products to large financial institutions, in addition to cash management products hosted in the Company’s data centers. Substantially all of the Company’s revenues are derived from these aforementioned products and services that are predominantly provided on an outsourced basis.

Method of presentation

The accompanying consolidated financial statements as of June 30, 2004 and for the three months and six months ended June 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the “SEC”). Independent accountants have not audited these consolidated financial statements. The consolidated financial statements, however, include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2003 has been derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by GAAP.

Management believes that the disclosures included in the accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Investments in debt and equity securities

The Company accounts for its short-term and long-term investments in debt and equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain investments.” These investments are comprised of readily marketable commercial paper and debt instruments of the U.S. government and its agencies. The Company intends to and has the ability to hold these investments to maturity. All investments are classified as held-to-maturity securities and carried at amortized cost using the specific identification method. Realized gains and losses are included in earnings. There were no realized gains or losses in the three month or six month periods ended June 30, 2003 and 2004.

The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary impairment losses in the three month or six month periods ended June 30, 2003 and 2004.

Data processing vendors and third party service providers

The Company has joint sales and marketing agreements with several of the Company’s financial institution clients’ data processing software vendors. Generally, the Company pays a fee to these vendors based on fees billed by the Company to its financial institution customers for the services provided by the Company. These fees are recognized as expenses incurred and included in sales, general and administrative expenses in the accompanying consolidated statements of operations.

The Company bills two data processing software vendors directly for the services provided by the Company to financial institution customers. Under these arrangements, the data processing vendor sets the actual price charged to the financial institution, bundles the Company’s services with other vendor services, performs administrative functions including billing, and bears all collection risk. Because of these factors, the Company recognizes the revenue under these arrangements based on the net revenue earned from the data processing vendor in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

The Company has agreements with third party vendors to resell the services of those third parties to the Company’s financial institution customers including bill payment, online statement, and check imaging services. The Company is obligated to provide these services to its customers and there is no contractual arrangement between the third party vendors and the Company’s customers. In addition, the Company prices these services independent of the amounts billed by these vendors to the Company and the Company bears all collection risk for the amounts billed to its customers. In accordance with EITF No. 99-19, amounts earned from the Company’s customers are recorded as revenue on a gross basis and the costs incurred from the third party service providers are recorded as cost of revenues in the accompanying consolidated statements of operations.

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

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Stock-based compensation:
As reported	$62	$—	$123	$—
Additional stock-based compensation expense determined under the fair value method	1,056	2,845	1,983	5,136

Pro forma	$1,118	$2,845	$2,106	$5,136

Net income:
As reported	$4,541	$3,555	$8,698	$6,407
Additional stock-based compensation expense determined under the fair value method	(1,056)	(2,845)	(1,983)	(5,136)

Pro forma	$3,485	$710	$6,715	$1,271

Net income per share—basic:
As reported	$0.13	$0.11	$0.25	$0.20
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.03)	(0.09)	(0.06)	(0.16)

Pro forma	$0.10	$0.02	$0.19	$0.04

Net income per share—diluted:
As reported	$0.13	$0.11	$0.24	$0.19
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.03)	(0.09)	(0.05)	(0.15)

Pro forma	$0.10	$0.02	$0.19	$0.04

2.	Acquisition of Magnet

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

The acquisition has been accounted for using the purchase method of accounting and the results of Magnet have been included in the consolidated financial statements since the acquisition date. If the operating results of Magnet had been included since the beginning of the six months ended June 30, 2003, the pro forma results of the Company for that period would be as follows (in thousands, except per share data):

Revenue	$80,634
Income from operations	$2,546
Net income	$2,757
Basic and diluted net income per share	$0.08
Weighted average shares used in computing:
Basic net income per share	33,989
Diluted net income per share	34,514

3.	Reportable Segments and Major Customers

The Company manages its business through three reportable segments: Internet banking, cash management and lending. On January 1, 2004, the Company established cash management as a separate operating segment and combined its cash management business with the operations of Magnet. As a result, certain revenues, costs and operating expenses previously included in the Internet banking segment are now reported in the cash management segment. In addition, general and administrative expenses are managed on a company wide basis beginning in 2004, and therefore these expenses are not included in the operating results of the business segments. For the three-month and six-month periods ended June 30, 2004 and 2003, no customer comprised more than 10% of total revenues. The results of operations from these reportable segments were as follows for the three months and six months ended June 30, 2004 and 2003 (in thousands):

	Internet Banking	Cash Management	Lending	Unallocated Expenses (1)	Total
Three months ended June 30, 2004:
Revenues	$37,252	$5,842	$3,763	$—	$46,857
Cost of revenues	15,522	2,819	2,561	—	20,902
Gross profit	21,730	3,023	1,202	—	25,955
Operating expenses (2)	8,431	2,345	1,044	6,953	18,773
Income from operations	13,299	678	158	(6,953)	7,182
Three months ended June 30, 2003:
Revenues	$31,189	$1,675	$4,398	$—	$37,262
Cost of revenues	14,447	904	2,521	—	17,872
Gross profit	16,742	771	1,877	—	19,390
Operating expenses (3)	7,754	494	984	6,422	15,654
Income from operations	8,988	277	893	(6,422)	3,736
Six months ended June 30, 2004:
Revenues	$73,279	$11,806	$7,451	$—	$92,536
Cost of revenues	31,293	5,614	5,008	—	41,915
Gross profit	41,986	6,192	2,443	—	50,621
Operating expenses (2)	16,526	4,853	2,074	13,368	36,821
Income from operations	25,460	1,339	369	(13,368)	13,800
Six months ended June 30, 2003:
Revenues	$61,108	$3,089	$8,572	$—	$72,769
Cost of revenues	28,632	1,752	4,915	—	35,299
Gross profit	32,476	1,337	3,657	—	37,470
Operating expenses (3)	15,504	950	1,869	12,372	30,695
Income from operations	16,972	387	1,788	(12,372)	6,775

Reported amounts for the three months and six months ended June 30, 2003 have been revised as follows: a) prior year Internet banking results have been revised to conform to the 2004 presentation of cash management as a separate operating segment, and b) general and administrative expenses have been reclassified to unallocated expenses.

(1)	Unallocated expenses are comprised of intangible asset amortization and general and administrative expenses that are not included in the measure of segment profit or loss used internally to evaluate the segments.

(2)	Unallocated operating expenses include $2,075 and $4,150 of intangible asset amortization and $4,878 and $9,218 of general and administrative expenses for the three months and six months ended June 30, 2004.

(3)	Unallocated operating expenses include $1,414 and $2,828 of intangible asset amortization and $5,008 and $9,544 of general and administrative expenses for the three months and six months ended June 30, 2003.

The Company assesses the performance of its assets in the aggregate and accordingly assets are not presented on a segment basis.

4.	Contingencies

The Company accounts for contingent liabilities, including pending and threatened litigation, in accordance with SFAS No. 5, “Accounting for Contingencies” and records a liability when the outcome is deemed probable and the amount is reasonably estimable.

Digital Insight Corporation Securities Litigation

On December 6, 2001, the Company and two of its former officers and directors and one current director were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims, which were also asserted against the managing underwriters of the Company’s previous public offerings, and are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the public offerings of more than 300 other companies. Along with these companies and the individual defendants, but not the underwriter defendants, the Company has agreed with the plaintiffs to settle the claims. As part of the settlement, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. The Company has signed the settlement agreement and is awaiting final resolution of the court proceedings. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s business, financial condition or results of operations, and accordingly no amounts have been accrued for this lawsuit.

In addition to this lawsuit, the Company may be involved from time to time in litigation arising in the normal course of its business. The Company is currently not a party to any such litigation that it believes would have a material adverse effect, individually or in the aggregate, on its business, financial condition, or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in this section involve risks and uncertainties. These forward-looking statements include: anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters. Such statements reflect management’s best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed below and under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2003. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report.

The following discussion should be read together with our financial statements and related notes.

Overview

We manage our business through three reportable segments: Internet banking, cash management and lending. On November 25, 2003, we completed our acquisition of Magnet Communications, Inc., a privately held company based in Atlanta, Georgia. With the acquisition of Magnet, we increased our capabilities within online cash management to include cash management products for large financial institutions that are available either as a licensed software implementation or hosted in our data centers. On January 1, 2004, we established cash management as a separate operating segment and combined our cash management business, which was formerly managed within our Internet banking segment, with the operations of Magnet. As a result, certain revenues, costs and operating expenses have been reclassified from the Internet banking segment to the cash management segment. In addition, general and administrative expenses are now managed on a company wide basis across all of our operations and therefore these expenses are not included in the operating results of the business segments.

Critical Accounting Policies

The following discussion and analysis of our financial condition and operating results is based on our unaudited consolidated financial statements. Preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Consolidated Financial Statements. In addition to the disclosures in this Form 10-Q, specific risks for these critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2003.

Known Trends and Uncertainties

The following discussion identifies known trends and uncertainties currently impacting each of our business segments.

The growth in our Internet banking revenues during the first half of 2004 was driven primarily by a 22% increase in Internet banking end users and a 46% increase in online bill payment users when compared to June 30, 2003. Growth in end users was partially offset by a slight decrease in the average revenue per end user, due primarily to price pressure experienced at the time of contract renewal (generally once every three to five years) and the effects of tiered pricing incentives in most of our contracts. We expect these trends will result in a continuing modest decline in average revenue per Internet banking end user over the next several quarters as our base of end users continues to increase and as customers renew their contracts with us.

Our cash management revenues during the first half of 2004 reflect the acquisition of Magnet in November 2003 that has been combined with our existing cash management business. Revenues from Magnet during the second quarter were negatively impacted by unexpected delays in certain professional services projects that have limited our ability to begin new professional services projects from which to generate additional revenues. In addition, the sales cycle for Magnet software licenses has proven to be longer than we originally anticipated. We believe that these trends will result in lower than originally expected revenues for the Magnet business in 2004. Recurring revenue contributions from our outsourced cash management products, including the Magnet solution hosted in our data center, remained strong and we expect that this performance will continue.

The decrease in our lending revenues during the first half of 2004 reflects a slight decrease in the number of lending applications processed and the continuation of a shift in the mix of applications processed from the call center to the Internet. Internet applications result in lower revenue per application than applications received through our call center. We expect the Internet channel to continue to increase as a percentage of total loan applications processed in future quarters.

We continue to manage costs and benefit from the operating leverage inherent in our business model, which results from a high degree of fixed costs. We do, however, continue to evaluate additional investments in the business, particularly in the area of product development and related infrastructure, which could potentially result in significant capital outlays in the future.

Results of Operations

Summarized results of operations for our reportable segments were as follows for the three months and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues:
Internet banking	$37,252	80	$31,189	84	$73,279	79	$61,108	84
Cash management	5,842	12	1,675	4	11,806	13	3,089	4
Lending	3,763	8	4,398	12	7,451	8	8,572	12

Total	$46,857	100	$37,262	100	$92,536	100	$72,769	100

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
Gross profit:
Internet banking	$21,730	58	$16,742	54	$41,986	57	$32,476	53
Cash management	3,023	52	771	46	6,192	52	1,337	43
Lending	1,202	32	1,877	43	2,443	33	3,657	43

Total	$25,955	55	$19,390	52	$50,621	55	$37,470	51

	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating expenses:
Internet banking	$8,431	45	$7,754	50	$16,526	45	$15,504	51
Cash management	2,345	12	494	3	4,853	13	950	3
Lending	1,044	6	984	6	2,074	6	1,869	6
Unallocated (1) (2)	6,953	37	6,422	41	13,368	36	12,372	40

Total	$18,773	100	$15,654	100	$36,821	100	$30,695	100

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
Income from operations:
Internet banking	$13,299	36	$8,988	29	$25,460	35	$16,972	28
Cash management	678	12	277	17	1,339	11	387	13
Lending	158	4	893	20	369	5	1,788	21
Unallocated (1) (2)	(6,953)		(6,422)		(13,368)		(12,372)

Total	$7,182	15	$3,736	10	$13,800	15	$6,775	9

Reported amounts for the three months and six months ended June 30, 2003 have been revised as follows: a) prior year Internet banking results have been revised to conform to the 2004 presentation of cash management as a separate operating segment, and b) general and administrative expenses have been reclassified to unallocated expenses.

(1)	Unallocated expenses include charges that are not included in the measure of segment profit or loss used internally to evaluate the segments.

(2)	Unallocated operating expenses and income from operations for the three months and six months ended June 30, 2004 include $2,075 and $4,150 of intangible asset amortization and $4,878 and $9,218 of general and administrative expenses. Unallocated operating expenses and income from operations for the three months and six months ended June 30, 2003 include $1,414 and $2,828 of intangible asset amortization and $5,008 and $9,544 of general and administrative expenses.

No customer accounts for more than 10% of our total revenues and we have no significant foreign operations.

A large portion of our Internet banking revenue is attributable to the number of active Internet banking and bill payment end users at our financial institution clients. Summarized end users, in thousands, and penetration at June 30, 2004 and 2003 were as follows:

	June 30, 2004		June 30, 2003
	End Users	Penetration (1)	End Users	Penetration (1)
Potential end users at live sites	34,200	n/a	32,159	n/a
Active Internet banking end users (2)	4,885	14.3%	4,011	12.5%
Bill payment end users	816	16.7%	558	13.9%

(1)	Penetration for active Internet banking end users is calculated as a percentage of potential end users at live sites. Penetration for bill payment end users is calculated as a percentage of active Internet banking end users.

(2)	Active Internet banking end users are consumers who have accessed basic account information online within the period specified by our contract with the financial institution.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues: Revenues for the three months ended June 30, 2004 were $46.9 million, an increase of 26% from the $37.3 million reported for the same period of the prior year.

The Internet banking division reported revenues of $37.3 million for the quarter ended June 30, 2004 compared to $31.2 million for the same quarter last year. This increase of $6.1 million, or 19%, was primarily due to an increased number of active Internet banking end users and bill payment end users within our existing customer base partially offset by a decrease in the average revenue per end user. Active Internet banking end users increased 22% from approximately 4.0 million users at June 30, 2003 to approximately 4.9 million users at June 30, 2004. Bill payment end users increased 46% from approximately 558,000 users at June 30, 2003 to 816,000 users at June 30, 2004.

Revenues generated by the cash management division were $5.8 million for the quarter ended June 30, 2004 compared to $1.7 million for the quarter ended June 30, 2003. The increase of $4.1 million is primarily attributable to our acquisition of Magnet in November 2003 and, to a lesser extent, organic growth within our historical cash management operations.

Revenues related to the lending division for the quarter ended June 30, 2004 were $3.8 million compared to $4.4 million for the quarter ended June 30, 2003. This decrease of $635,000, or 14%, resulted from a shift from historical call center applications to lower priced Internet applications while the number of applications processed slightly decreased. Internet applications produce lower revenue per transaction; however, the costs associated with Internet applications are lower than those associated with our call center applications which results in a higher gross margin percentage per transaction.

Cost of Revenues: Cost of revenues is comprised primarily of salaries and related personnel expenses, network costs, depreciation and amortization of equipment and software used in providing our service, expenses related to the operation of our data centers including communication services, fees paid to third parties including bill payment, online statement, and check imaging vendors, and amortization of accumulated implementation costs. Cost of revenues increased $3.0 million, or 17%, to $20.9 million for the three months ended June 30, 2004 from $17.9 million for the same period last year.

Cost of revenues for the quarter ended June 30, 2004 included $15.5 million related to the Internet banking division compared to $14.4 million for the three months ended June 30, 2003. This increase of $1.1 million, or 7%, was primarily due to third party costs related to our bill pay product that was driven primarily by the increase in online bill payment end users discussed above. We are continuing to negotiate the terms of the renewal of our agreement with CheckFree, a bill payment provider.

Cost of revenues for the cash management division was $2.8 million for the three months ended June 30, 2004, an increase of $1.9 million compared to $904,000 in the same period last year. The increase is primarily comprised of costs in the current quarter from Magnet which was acquired in fourth quarter the prior year.

Cost of revenues related to the lending division was $2.6 million and $2.5 million for the three months ended June 30, 2004 and 2003, respectively. Cost of revenues for the quarter ending June 30, 2004 include an increase in costs related to a new product platform for both call center and Internet applications partially offset by a decrease in costs related to the increase in lower cost Internet applications.

Gross Profit: Gross profit increased $6.6 million, or 34%, from $19.4 million for the three months ended June 30, 2003 to $26.0 million for the three months ended June 30, 2004. Gross profit margin for the Internet banking division increased to 58% for the current year three-month period from 54% for the three months ended June 30, 2003. The increase in gross profit margin for the Internet banking division is primarily attributable to the leverage in our business model that leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base. The cash management gross profit margin increased to 52% in the three months ended June 30, 2004 from 46% in the same period last year. This increase reflects the addition of Magnet operations in the current three-month period and an increase in our organic cash management margin attributable to an increase in revenues at a significantly greater rate than cost of revenues. Gross profit margin for the lending division decreased to 32% for the three months ended June 30, 2004 from 43% for the same period last year. The decrease in gross margin for the lending division is due primarily to the 14% decrease in revenues and the 2% increase in cost of revenues as discussed above.

Operating Expenses: Operating expenses include sales, general and administrative expenses, research and development, and amortization of intangible assets. Operating expenses were $18.8 million for the three months ended June 30, 2004, an increase of $3.1 million, or 20%, from $15.7 million in the prior year three-month period. This increase in operating expenses is primarily due to the addition of Magnet sales and marketing and research and development expenses, and amortization of acquired intangible assets from the Magnet acquisition during the three months ended June 30, 2004 as discussed below.

Sales, General and Administrative: Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources and administrative personnel; sales commissions and other general corporate expenses. In addition, these expenses include marketing expenses such as trade shows, promotional costs, and end user marketing campaigns; and costs under core data processing vendor marketing alliance agreements.

Sales, general and administrative expenses increased $279,000, or 3%, from $10.6 million for the three months ended June 30, 2003 to $10.8 million for the three months ended June 30, 2004. This increase is due primarily to the addition of Magnet sales and marketing costs and costs under core data processing vendor marketing alliance agreements partially offset by a decrease in sales commissions in the current three-month period. As a percentage of revenues, sales, general and administrative expenses decreased from 28% for the three months ended June 30, 2003 to 23% for the three months ended June 30, 2004. The decrease in sales, general and administrative costs as a percentage of revenues primarily reflects the leverage in our business model as revenues increase over a relatively fixed cost base.

Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of our products and our data processing vendor interface software. Research and development expenses increased to $5.9 million for the three months ended June 30, 2004 from $3.7 million for the prior year three-month period. The increase of $2.2 million was primarily due to the addition of Magnet research and development expenses in the three months ended June 30, 2004.

Amortization of Intangible Assets: Amortization of intangible assets was $2.1 million for the three months ended June 30, 2004 and $1.4 million for the comparable prior year period. The increase is due to amortization of acquired intangibles from the Magnet acquisition in the prior year fourth quarter.

Provision for Income Taxes: During the three months ended June 30, 2004, we recorded a provision for income taxes of $2.8 million compared to $304,000 for the three months ended June 30, 2003. The current year provision reflects an expected tax rate of 38% compared to an expected rate of 8% last year. The higher tax rate in 2004 reflects both federal and state income tax provisions compared to only a state income tax provision in the three months ended June 30, 2003.

As discussed in “Liquidity and Capital Resources,” we do not expect to make significant cash tax payments until 2006 at the earliest due to utilization of our net operating loss and research and development carry-forwards to offset our current income tax liabilities.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues: Revenues for the six months ended June 30, 2004 were $92.5 million, an increase of 27% from the $72.8 million reported for the same period of the prior year.

The Internet banking division reported revenues of $73.3 million for the six months ended June 30, 2004 compared to $61.1 million for the same period last year. This increase of $12.2 million, or 20%, was primarily due to an increased number of active Internet banking end users and bill payment end users within our existing customer base partially offset by a decrease in average revenue per end user. Active Internet banking end users increased 22% from approximately 4.0 million users at June 30, 2003 to approximately 4.9 million users at June 30, 2004. Bill payment end users increased 46% from approximately 558,000 users at June 30, 2003 to 816,000 users at June 30, 2004.

Revenues generated by the cash management division were $11.8 million for the six months ended June 30, 2004 compared to $3.1 million for the six months ended June 30, 2003. The increase of $8.7 million is primarily attributable to our acquisition of Magnet in November 2003 and, to a lesser extent, organic growth within our historical cash management operations.

Revenues related to the lending division for the six months ended June 30, 2004 were $7.5 million compared to $8.6 million for the six months ended June 30, 2003. This decrease of $1.1 million, or 13%, resulted from a shift from historical call center applications to lower priced Internet applications while the number of applications processed slightly decreased.

Internet applications produce lower revenue per transaction; however, the costs associated with Internet applications are lower than those associated with our call center applications which results in a higher gross margin percentage per transaction.

Cost of Revenues: Cost of revenues increased $6.6 million, or 19%, to $41.9 million for the six months ended June 30, 2004 from $35.3 million for the same period last year.

Cost of revenues for the six months ended June 30, 2004 included $31.3 million related to the Internet banking division compared to $28.6 million for the six months ended June 30, 2003. This increase of $2.7 million, or 9%, was primarily due to third party costs related to our bill pay product that was driven primarily by the increase in online bill payment end users discussed above.

Cost of revenues for the cash management division was $5.6 million for the six months ended June 30, 2004, an increase of $3.8 million compared to $1.8 million in the same period last year. The increase is primarily comprised of costs in the current period from Magnet which was acquired in the prior year fourth quarter.

Cost of revenues related to the lending division was $5.0 million for the six months ended June 30, 2004, an increase of $93,000 compared to $4.9 million in the same period last year. Cost of revenues for the six months ending June 30, 2004 include an increase in costs related to a new product platform for both call center and Internet applications partially offset by a decrease in costs resulting from the increase in lower cost Internet applications.

Gross Profit: Gross profit increased $13.1 million, or 35%, from $37.5 million for the six months ended June 30, 2003 to $50.6 million for the six months ended June 30, 2004. Gross profit margin for the Internet banking division increased to 57% for the current year six-month period from 53% for the six months ended June 30, 2003. The increase in gross profit margin for the Internet banking division is primarily attributable to the leverage in our business model that leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base. The cash management gross profit margin increased to 52% in the six months ended June 30, 2004 from 43% in the same period last year. This increase reflects the addition of Magnet operations in the current six-month period and an increase in our organic cash management margin attributable to an increase in revenues at a significantly greater rate than cost of revenues. Gross profit margin for the lending division decreased to 33% for the six months ended June 30, 2004 from 43% for the same period last year. The decrease in gross margin for the lending division reflects the 13% decrease in revenues and the 2% increase in cost of revenues discussed above.

Operating Expenses: Operating expenses were $36.8 million for the six months ended June 30, 2004, an increase of $6.1 million, or 20%, from $30.7 million in the prior year six-month period. This increase in operating expenses is primarily due to the addition of Magnet sales and marketing and research and development expenses, and amortization of acquired intangible assets from the Magnet acquisition during the six months ended June 30, 2004 discussed below.

Sales, General and Administrative: Sales, general and administrative expenses increased $895,000, or 4%, from $20.6 million for the six months ended June 30, 2003 to $21.5 million for the six months ended June 30, 2004. This increase is due primarily to the addition of Magnet sales and marketing costs and costs under core data processing vendor marketing alliance agreements partially offset by a decrease in sales commissions in the current six-month period. As a percentage of revenues, sales, general and administrative expenses decreased from 28% for the six months ended June 30, 2003 to 23% for the six months ended June 30, 2004. The decrease in sales, general and administrative costs as a percentage of revenues primarily reflects the leverage in our business model as revenues increase over a relatively fixed cost base.

Research and Development: Research and development expenses increased to $11.1 million for the six months ended June 30, 2004 from $7.2 million for the prior year six-month period. The increase of $3.9 million was primarily due to the addition of Magnet research and development expenses in the six months ended June 30, 2004.

Amortization of Intangible Assets: Amortization of intangible assets was $4.2 million for the six months ended June 30, 2004 and $2.8 million for the comparable prior year period. The increase is due to amortization of acquired intangibles from the Magnet acquisition in the prior year fourth quarter.

Provision for Income Taxes: During the six months ended June 30, 2004, we recorded a provision for income taxes of $5.4 million compared to $616,000 for the six months ended June 30, 2003. The current year provision reflects an expected tax rate of 38% compared to an expected rate of 8% in 2003. The higher tax rate in 2004 reflects both federal and state income tax provisions compared to only a state income tax provision in the six months ended June 30, 2003.

As discussed in “Liquidity and Capital Resources,” we do not expect to make significant cash tax payments until 2006 at the earliest due to utilization of our net operating loss and research and development carry-forwards to offset our current income tax liabilities.

Liquidity and Capital Resources

At June 30, 2004, we had cash and cash equivalents of $65.0 million, short-term investments of $29.8 million and long-term investments of $1.0 million. Our investments are comprised of readily marketable commercial paper and debt securities of the U.S. government and its agencies. Our intent is to hold these investments to maturity. For financial statement presentation we classify our investments as short-term and long-term, based upon their maturity dates.

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

In October 2003, we renewed and amended our agreement with a bank for a $20 million revolving credit commitment through October 2004. The interest rate on this facility is equal to either (1) the bank’s prime rate; or (2) LIBOR plus 1.75%. We may draw down against this facility by electing either the bank’s prime rate or LIBOR for specified 1-month, 2-month, 3-month, or 6-month LIBOR terms. There were no amounts outstanding under our bank facility as of June 30, 2004.

Cash and cash equivalents and short-term investments increased $25.5 million in the six months ended June 30, 2004 to $94.8 million due primarily to net operating cash flows of $25.7 million.

Net cash provided by operating activities increased $13.5 million for the six months ended June 30, 2004 to $25.7 million from $12.2 million for the six months ended June 30, 2003. This increase is due primarily to a litigation settlement payment, net of insurance recoveries, of $6.9 million in the six months ended June 30, 2003 and an increase in income before tax provision of $7.0 million to $14.0 million for the six months ended June 30, 2004.

Net cash used in investing activities was $5.2 million for the six months ended June 30, 2004 and net cash provided by investing activities was $15.9 million for the six months ended June 30, 2003. The change in cash from investing activities was primarily the result of net investment maturities of $20.6 million in the six months ended June 30, 2003 versus $693,000 of purchases during the six months ended June 30, 2004.

Net cash provided by financing activities was $4.4 million for the six months ended June 30, 2004 compared to cash used in financing activities of $5.7 million for the six months ended June 30, 2003. The increase in cash from financing activities of $10.1 million is primarily due to the repayment of $8.0 million of debt during the six months ended June 30, 2003.

Although we expect to continue to expend significant amounts on ongoing research and development, computer and related data center equipment, and personnel, we believe that our cash, cash equivalents and cash flow from operations will be sufficient to satisfy our cash requirements for the foreseeable future. We have no material commitments other than obligations under our operating and capital leases and minimum vendor purchase commitments and we have no off-balance sheet arrangements. We do, however, continually evaluate additional investments in our business particularly in the area of product development and related infrastructure which could potentially result in significant capital outlays in the future.

Risk Factors

In addition to the items discussed under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2003, the following factors may affect our business, results of operations and share price.

Our cash management products’ lengthy sales cycles may cause our cash management revenues and operating results to be unpredictable and to vary significantly from period to period.

The sale and implementation of Magnet’s products and services are often subject to delays because of our customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies. The time elapsed between the date of initial contact with a potential customer and the execution of a contract typically ranges from six to twelve months. In addition, our prospective customers’ decision-making processes require us to provide a significant amount of information to them regarding the use and benefits of our cash management products. We may expend substantial management resources and fail to make the sale. Any delays in closing orders or implementation of products or services can cause our operating results to fall short of anticipated levels for any quarter.

Our cash management business results could suffer if we lose customers or fail to add additional customers.

Our cash management business derives a significant portion of its revenues from a limited number of customers in each period. Accordingly, if we fail to close a sale with a major potential customer, if a contract is delayed or deferred, or if an existing contract expires or is cancelled and we fail to replace the contract with new business, our cash management segment revenues would be adversely affected. We expect that a limited number of customers will continue to account for a substantial portion of our cash management revenues in each quarter for the foreseeable future.

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

An increase or decrease in market interest rates by 10% as of June 30, 2004 would not cause a significant change in the fair value of our investments. Although the fair value of short-term investments may change due to interest rate fluctuations, we have the ability to hold the investments to maturity, which reduces the overall risk.

We are also exposed to the impact of interest rate changes as they affect our revolving credit commitment. The interest rate charged on our bank facility varies with the bank’s prime rate or LIBOR and, consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the facility. As of June 30, 2004, we had no amounts outstanding under our bank facility.

We are not exposed to foreign currency risk since all revenues and expenses are in U.S. dollars.

There were no significant changes to our market risk in the three months ended June 30, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of June 30, 2004, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in alerting them, in a timely manner, to material information to be included in our periodic SEC filings.

Changes in Our Controls: There was no significant change in our internal controls over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Our internal controls over financial reporting are designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote such conditions may be.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 6, 2001, Digital Insight and two of its former officers and directors and one current director were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims, which were also asserted against the managing underwriters in our previous public offerings, are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the IPOs of more than 300 other companies. Along with these companies and the individual defendants, but not the underwriter defendants, we have agreed with the plaintiffs to settle the claims. As part of the settlement, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. The Company has signed the settlement agreement and is awaiting final resolution of the court proceedings. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and accordingly no amounts have been accrued for this lawsuit.

In addition to this lawsuit, we may be involved from time to time in litigation arising in the normal course of our business. We are currently not a party to such litigation that we believe would have a material adverse effect, individually or in the aggregate, on our business, financial condition, or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 24, 2004, our stockholders voted with respect to the following matters:

•	To elect two Class II Directors to serve until the 2007 annual meeting of stockholders and until their successors are elected and qualified.

Votes Received

Mr. Michael Hallman	29,526,510 shares
Mr. Greg Santora	30,612,636 shares

In addition to the above directors, the following directors will continue in office:

Name	Class	Term Expires
Mr. Henry DeNero	I	2006
Mr. Jeffrey Stiefler	I	2006
Mr. John Dorman	III	2005
Mr. James McGuire	III	2005
Mr. Robert North	III	2005

•	To ratify the appointment of Deloitte & Touche LLP as our independent accountants for the year ending December 31, 2004.

For	30,103,459 shares
Against	959,649 shares
Abstain	6,503 shares
Broker Non-Votes	0 shares

Neither our certificate of incorporation nor our bylaws require that the stockholders ratify the selection of Deloitte & Touche LLP as our independent accountants. We have done so because we believe it is a matter of good corporate practice. Although the stockholders have ratified the appointment of Deloitte & Touche LLP, the Board and the Audit Committee in their discretion may change the appointment at any time during the year if they determine that such change would be in the best interests of Digital Insight and our stockholders.

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

(b) Reports on Form 8-K

On June 14, 2004, we filed with the Securities and Exchange Commission, or SEC, a Current Report on Form 8-K which disclosed that we entered into a Separation and General Release Agreement with Scott Pranger, our then Senior Vice President National Markets, and announcing his resignation effective as of June 15, 2004.

On July 22, 2004, we furnished to the SEC a Current Report on Form 8-K which contains information required under “Item 12. Results of Operations and Financial Condition.” The Current Report on Form 8-K includes a copy of our press release dated July 22, 2004, reporting our results of operations and financial condition for the three months and six months ended June 30, 2004 and forward-looking statements relating to our anticipated performance for the quarter ending September 30, 2004 and for the fiscal year 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL INSIGHT CORPORATION

Date: August 9, 2004	By:	/s/ Elizabeth S.C.S. Murray
Elizabeth S.C.S. Murray Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2004	By:	/s/ Kyle McIntosh
Kyle McIntosh Controller (Principal Accounting Officer)