Form 10-Q
period 2004-09-30
DIGITAL INSIGHT CORP
filed 2004-11-15
CIK 1037275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Common Stock, $0.001 par value

35,692,230 shares outstanding as of October 31, 2004

DIGITAL INSIGHT CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL INSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,144	$40,226
Short-term investments	23,137	29,109
Accounts receivable, net of allowance for doubtful accounts of $1,855 and $1,162	23,118	22,333
Accumulated implementation costs	2,928	3,689
Deferred tax asset, net	16,414	15,377
Prepaid and other current assets	2,836	2,644

Total current assets	139,577	113,378
Property and equipment, net of accumulated depreciation of $58,906 and $48,589	23,419	27,586
Goodwill	136,088	136,088
Intangible assets, net of accumulated amortization of $28,939 and $22,713	19,231	25,457
Accumulated implementation costs	2,926	3,684
Long-term investments	9,958	1,007
Deferred tax asset, net	32,795	41,324
Other assets	195	288

Total assets	$364,189	$348,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,139	$6,427
Accrued compensation and related benefits	5,962	5,428
Customer deposits and deferred revenue	10,684	12,758
Accrued expenses and other current liabilities	8,166	10,512

Total current liabilities	29,951	35,125
Customer deposits and deferred revenue	6,296	5,446
Other liabilities	4,184	1,770

Total liabilities	40,431	42,341

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 35,516,872 and 34,913,321 shares issued and outstanding	36	35
Additional paid-in capital	441,350	437,086
Deferred stock-based compensation	(62)	(246)
Accumulated deficit	(117,566)	(130,404)

Total stockholders’ equity	323,758	306,471

Total liabilities and stockholders’ equity	$364,189	$348,812

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$47,458	$39,429	$139,994	$112,198
Cost of revenues	21,137	18,358	63,052	53,657

Gross profit	26,321	21,071	76,942	58,541

Operating expenses:
Sales, general and administrative (including amortization of deferred stock-based compensation of $61 and $184 for the three months and nine months ended September 30, 2004)	11,055	10,762	32,588	31,400
Research and development	5,796	4,001	16,934	11,230
Amortization of intangible assets	2,076	1,407	6,226	4,235

Total operating expenses	18,927	16,170	55,748	46,865

Income from operations	7,394	4,901	21,194	11,676
Interest and other income, net	254	149	502	397

Income before provision for income taxes	7,648	5,050	21,696	12,073
Provision for income taxes	3,508	407	8,858	1,023

Net income	$4,140	$4,643	$12,838	$11,050

Basic net income per share	$0.12	$0.14	$0.36	$0.34
Diluted net income per share	$0.12	$0.14	$0.36	$0.33
Shares used to compute basic net income per share	35,433	32,945	35,223	32,677
Shares used to compute diluted net income per share	35,709	34,380	35,896	33,499

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$12,838	$11,050
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	10,312	9,627
Amortization of intangible assets	6,226	4,235
Amortization of deferred stock-based compensation	184	—
Deferred income taxes	7,492	—
Loss on disposition of property and equipment	325	—
Fair value of warrant granted to service provider	—	345
Changes in operating assets and liabilities:
Accounts receivable	(785)	751
Accumulated implementation costs	1,519	1,520
Prepaid and other current assets	(192)	3,690
Other assets	154	839
Accounts payable	(1,288)	(2,342)
Accrued compensation and related benefits	534	1,448
Customer deposits and deferred revenue	(1,224)	(812)
Other liabilities	(637)	(8,277)

Net cash provided by operating activities	35,458	22,074
Cash flows from investing activities:
Net purchases of investments	(2,979)	(8,812)
Acquisition of property and equipment	(6,531)	(6,521)
Acquisition payments	(1,043)	—

Net cash used in investing activities	(10,553)	(15,333)
Cash flows from financing activities:
Repayment of debt	—	(8,090)
Proceeds from issuance of common stock	6,013	6,365

Net cash provided by (used in) financing activities	6,013	(1,725)

Net increase in cash and cash equivalents	30,918	5,016
Cash and cash equivalents, beginning of the period	40,226	48,130

Cash and cash equivalents, end of the period	$71,144	$53,146

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$—	$58
Cash paid during the period for income taxes	$223	$177

Non-cash financing activity:
Fair value of warrant granted to service provider	$—	$345
Adjustment to additional paid-in capital (See Note 6)	$(1,748)	$—

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

Method of presentation

The accompanying consolidated financial statements as of September 30, 2004 and for the three months and nine months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the “SEC”). Independent accountants have not audited these consolidated financial statements. The consolidated financial statements include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2003 has been derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by GAAP.

Management believes that the disclosures included in the accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and its Current Report on Form 8-K filed September 20, 2004.

Investments in debt and equity securities

The Company accounts for its short-term and long-term investments in debt and equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain investments.” These investments are comprised of readily marketable commercial paper and debt instruments of the U.S. government and its agencies. The Company intends, and has the ability, to hold these investments to maturity. All investments are classified as held-to-maturity securities and carried at amortized cost using the specific identification method. Realized gains and losses are included in earnings. There were no realized gains or losses in the three month or nine month periods ended September 30, 2004 and 2003.

The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary impairment losses in the three month or nine month periods ended September 30, 2004 and 2003.

Data processing vendors and third party service providers

The Company has joint sales and marketing agreements with several data processing software vendors of the Company’s financial institution clients. Generally, the Company pays a recurring referral fee to these data processing software vendors based on fees billed by the Company to the financial institution customers for the services provided by the Company. Under these arrangements, the Company is the primary obligor, performs all services, establishes prices charged to the financial institution for the Company’s services, and bears all performance and collection risks. Because of these factors, the Company recognizes revenue under these arrangements based on the gross amount earned from the customer in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The referral fees earned by the data processing software vendors are recognized as incurred in sales, general and administrative expenses.

The Company bills two data processing software vendors directly for the services provided by the Company to financial institution customers. Under these arrangements, the data processing vendor sets the actual price charged to the financial institution, bundles the Company’s services with other vendor services, performs administrative functions including billing, and bears all collection risk. Because of these factors, the Company recognizes the revenue under these arrangements based on the net revenue earned from the data processing vendor in accordance with EITF No. 99-19.

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

Income taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred taxes are determined based on differences between the financial statement and tax basis of assets and liabilities, and are measured at the enacted tax rates that will be in effect when those differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. There were no valuation allowances recorded as of September 30, 2004 and December 31, 2003. The Company records a contingent income tax liability for differences between the as-filed basis and book basis of certain tax assets and liabilities. These contingent income tax liabilities were $4.2 million and $1.8 million as of September 30, 2004 and December 31, 2003, respectively, and are included in other long term liabilities on the accompanying consolidated balance sheets.

Stock-based compensation

The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense from stock options is measured as the excess, if any, of the fair market value of the Company’s stock price at the date of grant over the amount an employee must pay to acquire the stock as determined by the board of directors.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Stock-based compensation:
As reported	$61	$—	$184	$—
Additional stock-based compensation expense determined under the fair value method	1,381	2,909	3,571	8,045

Pro forma	$1,442	$2,909	$3,755	$8,045

Net income:
As reported	$4,140	$4,643	$12,838	$11,050
Additional stock-based compensation expense determined under the fair value method	(1,381)	(2,909)	(3,571)	(8,045)

Pro forma	$2,759	$1,734	$9,267	$3,005

Net income per share—basic:
As reported	$0.12	$0.14	$0.36	$0.34
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.04)	(0.09)	(0.10)	(0.25)

Pro forma	$0.08	$0.05	$0.26	$0.09

Net income per share—diluted:
As reported	$0.12	$0.14	$0.36	$0.33
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.04)	(0.09)	(0.10)	(0.24)

Pro forma	$0.08	$0.05	$0.26	$0.09

Net income per share

The company computes net income per share in accordance with SFAS No. 128, “Earnings per share,” and Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, less shares subject to the repurchase rights. The calculation of diluted net income per share excludes potential common shares if the effect is anti-dilutive. Potential common shares are incremental shares of common stock issuable upon the exercise of stock options and warrants. The difference between the shares used to calculate basic and diluted earnings per share is primarily comprised of employee and non-employee director stock options for both the three and nine month periods ending September 30, 2004 and 2003.

2. Acquisition of Magnet

On November 25, 2003, the Company completed its acquisition of all of the outstanding shares of capital stock of Magnet in a forward triangular merger pursuant to the Agreement and Plan of Merger dated October 23, 2003 among the Company, Mureau Acquisitions LLC, a wholly owned subsidiary of the Company, and Magnet. Magnet was a privately held company based in Atlanta, Georgia that provided online cash management and business banking solutions to large and mid-size financial institutions. The acquisition of Magnet allows the Company to offer online cash management products to large financial institutions that are available as either a licensed software implementation or hosted in the Company’s data centers. The Company paid $33.5 million and issued 1,448,335 shares of its common stock with a fair value of approximately $28.5 million determined at the public announcement date to acquire all of the outstanding shares of Magnet.

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis. The purchase price allocation to identifiable intangible assets was $12.1 million and goodwill was $34.0 million. The identifiable intangible assets will be amortized on a straight-line basis over a range of estimated useful lives of one to eight years. If the results of Magnet had been included since the beginning of the nine months ended September 30, 2003, the pro forma results of the Company for that period would have been as follows (in thousands except per share data):

Revenue	$125,690
Income from operations	$6,660
Net income	$6,660
Basic net income per share	$0.20
Diluted net income per share	$0.19
Weighted average shares used in computing:
Basic net income per share	34,125
Diluted net income per share	34,947

3. Reportable Segments and Major Customers

The Company manages its business through three reportable segments: Internet banking, cash management and lending. On January 1, 2004, the Company established cash management as a separate operating segment and combined its cash management business, formerly managed within the Internet banking segment, with the operations of Magnet acquired in November 2003. In addition, the operating results of the business segments exclude the allocation of general and administrative expenses as they are managed on a company wide basis. The segment disclosures below have been revised to conform to the 2004 presentation. As a result, certain revenues, costs and operating expenses previously included in the Internet banking segment are now reported in the cash management segment and general and administrative expenses are unallocated.

For the three-month and nine-month periods ended September 30, 2004 and 2003, no customer comprised more than 10% of total revenues. The results of operations from these reportable segments were as follows for the three months and nine months ended September 30, 2004 and 2003 (in thousands):

	Internet Banking	Cash Management	Lending	Unallocated Expenses (1)	Total
Three months ended September 30, 2004:
Revenues	$38,057	$5,870	$3,531	$—	$47,458
Cost of revenues	15,893	2,754	2,490	—	21,137
Gross profit	22,164	3,116	1,041	—	26,321
Operating expenses (2)	8,064	2,576	1,038	7,249	18,927
Income from operations	14,100	540	3	(7,249)	7,394
Three months ended September 30, 2003:
Revenues	$33,161	$1,926	$4,342	$—	$39,429
Cost of revenues	14,828	991	2,539	—	18,358
Gross profit	18,333	935	1,803	—	21,071
Operating expenses (3)	8,119	514	898	6,639	16,170
Income from operations	10,214	421	905	(6,639)	4,901
Nine months ended September 30, 2004:
Revenues	$111,336	$17,676	$10,982	$—	$139,994
Cost of revenues	47,186	8,368	7,498	—	63,052
Gross profit	64,150	9,308	3,484	—	76,942
Operating expenses (2)	24,590	7,429	3,112	20,617	55,748
Income from operations	39,560	1,879	372	(20,617)	21,194
Nine months ended September 30, 2003:
Revenues	$94,269	$5,015	$12,914	$—	$112,198
Cost of revenues	43,460	2,743	7,454	—	53,657
Gross profit	50,809	2,272	5,460	—	58,541
Operating expenses (3)	23,623	1,464	2,766	19,012	46,865
Income from operations	27,186	808	2,694	(19,012)	11,676

(1)	Unallocated expenses are comprised of intangible asset amortization and general and administrative expenses that are not included in the measure of segment profit or loss used internally to evaluate the segments.
(2)	Unallocated operating expenses include $2,076 and $6,226 of intangible asset amortization and $5,173 and $14,391 of general and administrative expenses for the three months and nine months ended September 30, 2004.
(3)	Unallocated operating expenses include $1,407 and $4,235 of intangible asset amortization and $5,232 and $14,777 of general and administrative expenses for the three months and nine months ended September 30, 2003.

The Company assesses the performance of its assets in the aggregate and accordingly assets are not presented on a segment basis.

4. Contingencies

The Company accounts for contingent liabilities, including pending and threatened litigation, in accordance with SFAS No. 5, “Accounting for Contingencies” and records a liability when a loss or obligation is deemed probable and the amount is reasonably estimable. There were no unpaid amounts outstanding for contingent liabilities at December 31, 2003 or September 30, 2004.

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

5. Subsequent Events

In October 2004, the Company renewed and amended its agreement with a bank for a $20 million revolving credit commitment through October 2005. The interest rate on this facility is equal to either (1) the bank’s prime rate; or (2) LIBOR plus 1.75% at the Company’s option. The Company may draw down against this facility by electing either the bank’s prime rate or LIBOR for specified 1-month, 2-month, or 6-month LIBOR terms. There were no amounts outstanding under the Company’s bank facility as of September 30, 2004.

In October 2004, the Company’s Board of Directors approved a $25 million stock repurchase program. The repurchases will be made over the next 12 months in the open market or in privately negotiated transactions, and will be funded by operating cash flows.

6. Income taxes

As of December 31, 2003, the Company released its valuation allowance of $37.7 million for deferred tax assets based primarily upon its sustained operating profitability and future financial projections, among other factors.

During the quarter ended September 30, 2004, the Company reviewed the constituent elements of the valuation allowance released in 2003 and reclassified a tax benefit of $1,748,000 relating to stock option exercises previously included in additional paid-in capital. In addition, during the quarter ended September 30, 2004, the Company reviewed its deferred tax asset balances and recorded an additional provision of $2,362,000 primarily for certain merger-related costs along with an increase in the Company’s tax contingency reserve of $2,155,000 and a decrease in its deferred tax assets of $207,000. The net impact of the $1,748,000 stock option benefit and the additional provision of $2,362,000 is an increase in the provision for income taxes of $614,000. The impact of these adjustments is set forth in the table below (amounts in thousands).

Financial Statement Caption	Financial Statement Impact
BALANCE SHEET AS OF SEPTEMBER 30, 2004:
Deferred tax asset, long-term	Decrease by $207
Other long-term liabilities	Increase by $2,155
Additional paid-in capital	Decrease by $1,748
STATEMENT OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2004:
Provision for income taxes	Increase by $614
Net income	Decrease by $614

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in this section involve risks and uncertainties. These forward-looking statements include: anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters. Such statements reflect management’s best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed below and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report.

The following discussion should be read together with our financial statements and related notes.

Overview

We manage our business through three reportable segments: Internet banking, cash management and lending. On November 25, 2003, we completed our acquisition of Magnet Communications, Inc., a privately held company based in Atlanta, Georgia. With the acquisition of Magnet, we increased our capabilities within online cash management to include cash management products for large financial institutions that are available to their business customers either as a licensed software implementation or hosted in our data centers. On January 1, 2004, we established cash management as a separate operating segment and combined our cash management business, which was formerly managed within our Internet banking segment, with the operations of Magnet. As a result, certain revenues, costs and operating expenses have been reclassified from the Internet banking segment to the cash management segment. In addition, general and administrative expenses are now managed on a company wide basis across all of our operations and therefore these expenses are not included in the operating results of the business segments.

Critical Accounting Policies

The following discussion and analysis of our financial condition and operating results is based on our unaudited consolidated financial statements. Preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Consolidated Financial Statements. In addition to the disclosures in this Form 10-Q, specific risks for these critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Current Report on Form 8-K filed on September 20, 2004.

Known Trends and Uncertainties

The following discussion identifies known trends and uncertainties currently impacting each of our business segments.

The growth in our Internet banking revenues during the first nine months of 2004 was driven primarily by a 21% increase in Internet banking end users and a 52% increase in online bill payment users when compared to September 30, 2003. Revenue from end user growth was partially offset by a slight decrease in the average revenue per end user, due primarily to price discounts experienced at the time of contract renewal (generally once every three to five years) and the effects of tiered pricing incentives in most of our contracts. We expect a continuing modest decline in average monthly revenue per Internet banking end user over the next several quarters as our base of end users continues to increase and as customers renew their contracts with us.

Our cash management revenues for the three and nine months ended September 30, 2004 reflect the acquisition of Magnet in November 2003 that has been combined with our existing cash management business. Revenues from Magnet during the second and third quarters were negatively impacted by unexpected delays in certain professional services projects that have limited our ability to begin new professional services projects from which to generate additional revenues. We also continue to invest significant resources to further develop the Magnet software, which increased costs and reduced our resources dedicated to supporting new sales. We believe that these trends will continue for the Magnet business for the remainder of 2004 and into 2005. Recurring revenue contributions from our outsourced cash management products, including the Magnet solution hosted in our data center, remained strong and we expect that this performance will continue.

The decrease in our lending revenues during the first nine months of 2004 reflects certain key customer losses, a decrease in the number of lending applications processed, and the continuation of a shift in the mix of applications processed from the call center to the Internet. Internet applications result in lower revenue per application than applications received through our call center. We expect the Internet channel to continue to increase as a percentage of total loan applications processed in future quarters. We recently introduced Desktop Lender Premium, a new product in the Lending Division. While we expect to substantially complete the product rollout in the next three months, we do not anticipate any significant revenue benefits from this new product until after the latter part of 2005.

Results of Operations

Reported amounts for the three months and nine months ended September 30, 2003 have been revised as follows: a) prior year Internet banking results have been revised to conform to the 2004 presentation of cash management as a separate operating segment, and b) general and administrative expenses have been reclassified to unallocated expenses. No customer accounts for more than 10% of our total revenues and we have no significant foreign operations. Summarized results of operations for our reportable segments were as follows for the three months and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues:
Internet banking	$38,057	80	$33,161	84	$111,336	80	$94,269	84
Cash management	5,870	12	1,926	5	17,676	12	5,015	4
Lending	3,531	8	4,342	11	10,982	8	12,914	12

Total	$47,458	100	$39,429	100	$139,994	100	$112,198	100

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
Gross profit:
Internet banking	$22,164	58	$18,333	55	$64,150	58	$50,809	54
Cash management	3,116	53	935	49	9,308	53	2,272	45
Lending	1,041	29	1,803	42	3,484	32	5,460	42

Total	$26,321	55	$21,071	53	$76,942	55	$58,541	52

	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating expenses:
Internet banking	$8,064	43	$8,119	50	$24,590	44	$23,623	50
Cash management	2,576	14	514	3	7,429	13	1,464	3
Lending	1,038	5	898	6	3,112	6	2,766	6
Unallocated (1) (2)	7,249	38	6,639	41	20,617	37	19,012	41

Total	$18,927	100	$16,170	100	$55,748	100	$46,865	100

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
Income from operations:
Internet banking	$14,100	37	$10,214	31	$39,560	36	$27,186	29
Cash management	540	9	421	22	1,879	11	808	16
Lending	3	—	905	21	372	3	2,694	21
Unallocated (1) (2)	(7,249)	—	(6,639)		(20,617)	—	(19,012)

Total	$7,394	16	$4,901	12	$21,194	15	$11,676	10

(1)	Unallocated expenses include charges that are not included in the measure of segment profit or loss used internally to evaluate the segments.
(2)	Unallocated operating expenses and income from operations for the three months and nine months ended September 30, 2004 include $2,076 and $6,226 of intangible asset amortization and $5,173 and $14,391 of general and administrative expenses. Unallocated operating expenses and income from operations for the three months and nine months ended September 30, 2003 include $1,407 and $4,235 of intangible asset amortization and $5,232 and $14,777 of general and administrative expenses.

A large portion of our Internet banking revenue is attributable to the number of Internet banking and bill payment end users at our financial institution clients. Summarized end users, in thousands, and penetration at September 30, 2004 and 2003 were as follows:

	September 30, 2004		September 30, 2003
	End Users	Penetration (1)	End Users	Penetration (1)
Potential end users at live sites	35,400	n/a	33,819	n/a
Active Internet banking end users (2)	5,105	14.4%	4,236	12.5%
Bill payment end users	922	18.1%	607	14.3%

(1)	Penetration for active Internet banking end users is calculated as a percentage of potential end users at live sites. Penetration for bill payment end users is calculated as a percentage of active Internet banking end users.
(2)	Active Internet banking end users are consumers whose basic account information is available online as specified by our contract with the financial institution.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues: Revenues for the three months ended September 30, 2004 were $47.5 million, an increase of 20% from the $39.4 million reported for the same period of the prior year.

The Internet banking division reported revenues of $38.1 million for the three months ended September 30, 2004 compared to $33.2 million for the same period last year. This increase of $4.9 million, or 15%, was primarily due to an increased number of active Internet banking end users and bill payment end users within our existing customer base partially offset by a decrease in the average revenue per end user. Active Internet banking end users increased 21% from approximately 4.2 million users at September 30, 2003 to approximately 5.1 million users at September 30, 2004. Bill payment end users increased 52% from approximately 607,000 users at September 30, 2003 to approximately 922,000 users at September 30, 2004.

Revenues generated by the cash management division were $5.9 million for the three months ended September 30, 2004 compared to $1.9 million for the three months ended September 30, 2003. The increase of $3.9 million is primarily attributable to our acquisition of Magnet in November 2003 and, to a lesser extent, organic growth within our historical cash management operations. Magnet revenues have primarily been professional services and monthly fees from existing customers.

Revenues related to the lending division for the quarter ended September 30, 2004 were $3.5 million compared to $4.3 million for the quarter ended September 30, 2003. This decrease of $811,000, or 19%, resulted primarily from certain key customer losses and a decrease in the number of applications processed.

Cost of Revenues: Cost of revenues is comprised primarily of salaries and related personnel expenses, network costs, depreciation and amortization of equipment and software used in providing our service, expenses related to the operation of our data centers including communication services, fees paid to third parties including bill payment, online statement, and check imaging vendors, and amortization of accumulated implementation costs. Cost of revenues increased $2.8 million, or 15%, to $21.1 million for the three months ended September 30, 2004 from $18.4 million for the same period last year.

Cost of revenues for the three months ended September 30, 2004 included $15.9 million related to the Internet banking division compared to $14.8 million for the three months ended September 30, 2003. This increase of $1.1 million, or 7%, was primarily due to third party costs related to our bill pay product that was driven primarily by the increase in online bill payment end users discussed above.

Cost of revenues for the cash management division was $2.8 million for the three months ended September 30, 2004, an increase of $1.8 million compared to $991,000 in the same period last year. The increase is primarily comprised of costs in the current quarter from Magnet which was acquired in the prior year fourth quarter.

Cost of revenues related to the lending division was $2.5 million for both the three months ended September 30, 2004 and 2003. Cost of revenues for the three months ending September 30, 2004 include an increase in costs related to a new product platform for both call center and Internet applications offset by a decrease in costs related a higher portion of lending applications processed through the lower-cost Internet channel.

Gross Profit: Gross profit increased $5.3 million, or 25%, from $21.1 million for the three months ended September 30, 2003 to $26.3 million for the three months ended September 30, 2004. Gross profit margin for the Internet banking division increased to 58% for the current year three-month period from 55% for the three months ended September 30, 2003. The increase in gross profit margin for the Internet banking division is primarily attributable to the leverage in our business model that leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base. The cash management gross profit margin increased to 53% in the three months ended September 30, 2004 from 49% in the same period last year. This increase reflects the addition of Magnet operations in the current three-month period and an increase in our organic cash management margin attributable to an increase in revenues at a greater rate than cost of revenues. Gross profit margin for the lending division decreased to 29% for the three months ended September 30, 2004 from 42% for the same period last year. The decrease in gross margin for the lending division is due primarily to the 19% decrease in revenues and the flat cost of revenues discussed above.

Operating Expenses: Operating expenses include sales, general and administrative expenses, research and development, and amortization of intangible assets. Operating expenses were $18.9 million for the three months ended September 30, 2004, an increase of $2.8 million, or 17%, from $16.2 million in the prior year three-month period. This increase in operating expenses is primarily due to the addition of Magnet sales and marketing and research and development expenses, and amortization of acquired intangible assets from the Magnet acquisition during the three months ended September 30, 2004 as discussed below.

Sales, General and Administrative: Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, accounting, finance, human resources and administrative personnel; sales commissions and other general corporate expenses. In addition, these expenses include marketing expenses such as trade shows, promotional costs, and end user marketing campaigns; and costs under core data processing vendor marketing alliance agreements.

Sales, general and administrative expenses increased $293,000, or 3%, from $10.8 million for the three months ended September 30, 2003 to $11.1 million for the three months ended September 30, 2004. This increase is due primarily to the addition of Magnet sales and marketing costs. As a percentage of revenues, sales, general and administrative expenses decreased from 27% for the three months ended September 30, 2003 to 23% for the three months ended September 30, 2004. The decrease in sales, general and administrative costs as a percentage of revenues primarily reflects the leverage in our business model as revenues increase over a relatively fixed cost base.

Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of our products and our data processing vendor interface software. Research and development expenses increased to $5.8 million for the three months ended September 30, 2004 from $4.0 million for the prior year three-month period. The increase of $1.8 million was primarily due to the addition of Magnet research and development expenses in the three months ended September 30, 2004.

Amortization of Intangible Assets: Amortization of intangible assets was $2.1 million for the three months ended September 30, 2004 and $1.4 million for the comparable prior year period. The increase is due to amortization of acquired intangibles from the Magnet acquisition in the prior year fourth quarter.

Interest and Other Income, Net: Interest and other income, net was $254,000 for the quarter ended September 30, 2004 an increase of $105,000, compared to $149,000 for the prior year. This increase is primarily due to an increase in interest income as result of higher rates of return on our cash and investments balances and larger amounts invested.

Provision for Income Taxes: During the three months ended September 30, 2004, we recorded a provision for income taxes of $3.5 million compared to $407,000 for the three months ended September 30, 2003. The current year provision reflects an expected tax rate of 38% and an additional provision to reserve certain deferred tax assets partially offset by the reclassification of the tax benefit on stock option deductions as described in Note 6 of the financial statements. This compares to an expected rate of 8% last year. The higher tax rate in 2004 reflects both federal and state income tax provisions and the additional provision compared to only a state income tax provision in the three months ended September 30, 2003.

As discussed in “Liquidity and Capital Resources,” we do not expect to make significant cash tax payments until 2006 at the earliest due to utilization of our net operating loss and research and development carry-forwards to offset our current income tax liabilities.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues: Revenues for the nine months ended September 30, 2004 were $140.0 million, an increase of 25% from the $112.2 million reported for the same period of the prior year.

The Internet banking division reported revenues of $111.3 million for the nine months ended September 30, 2004 compared to $94.3 million for the same period last year. This increase of $17.1 million, or 18%, was primarily due to an increased number of active Internet banking end users and bill payment end users within our existing customer base partially offset by a decrease in average revenue per end user. Active Internet banking end users increased 21% from approximately 4.2 million users at September 30, 2003 to approximately 5.1 million users at September 30, 2004. Bill payment end users increased 52% from approximately 607,000 users at September 30, 2003 to approximately 922,000 users at September 30, 2004.

Revenues generated by the cash management division were $17.7 million for the nine months ended September 30, 2004 compared to $5.0 million for the nine months ended September 30, 2003. The increase of $12.7 million is primarily attributable to our acquisition of Magnet in November 2003 and, to a lesser extent, organic growth within our historical cash management operations.

Revenues related to the lending division for the nine months ended September 30, 2004 were $11.0 million compared to $12.9 million for the nine months ended September 30, 2003. This decrease of $1.9 million, or 15%, resulted primarily from certain key customer losses and a shift from historical call center applications to lower-priced Internet applications while the number of applications processed decreased.

Cost of Revenues: Cost of revenues increased $9.4 million, or 18%, to $63.1 million for the nine months ended September 30, 2004 from $53.7 million for the same period last year.

Cost of revenues for the nine months ended September 30, 2004 included $47.2 million related to the Internet banking division compared to $43.5 million for the nine months ended September 30, 2003. This increase of $3.7 million, or 9%, was primarily due to third party costs related to our bill pay product that was driven primarily by the increase in online bill payment end users discussed above.

Cost of revenues for the cash management division was $8.4 million for the nine months ended September 30, 2004, an increase of $5.6 million compared to $2.7 million in the same period last year. The increase is primarily comprised of costs in the current period from Magnet which was acquired in the prior year fourth quarter.

Cost of revenues related to the lending division was $7.5 million for both the nine months ended September 30, 2004 and 2003. Cost of revenues for the nine months ending September 30, 2004 include an increase in costs related to a new product platform for both call center and Internet applications offset by a decrease in costs resulting from the increase in lower cost Internet applications.

Gross Profit: Gross profit increased $18.4 million, or 31%, from $58.5 million for the nine months ended September 30, 2003 to $76.9 million for the nine months ended September 30, 2004. Gross profit margin for the Internet banking division increased to 58% for the current year nine-month period from 54% for the nine months ended September 30, 2003. The increase in gross profit margin for the Internet banking division is primarily attributable to the leverage in our business model that leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base. The cash management gross profit margin increased to 53% in the nine months ended September 30, 2004 from 45% in the same period last year. This increase reflects the addition of Magnet operations in the current nine-month period and an increase in our organic cash management margin attributable to an increase in revenues at a greater rate than cost of revenues. Gross profit margin for the lending division decreased to 32% for the nine months ended September 30, 2004 from 42% for the same period last year. The decrease in gross margin for the lending division is due to the 15% decrease in revenues and the flat cost of revenues discussed above.

Operating Expenses: Operating expenses were $55.7 million for the nine months ended September 30, 2004, an increase of $8.9 million, or 19%, from $46.9 million in the prior year nine-month period. This increase in operating expenses is primarily due to the addition of Magnet sales and marketing and research and development expenses, and amortization of acquired intangible assets from the Magnet acquisition during the nine months ended September 30, 2004 discussed below.

Sales, General and Administrative: Sales, general and administrative expenses increased $1.2 million, or 4%, from $31.4 million for the nine months ended September 30, 2003 to $32.6 million for the nine months ended September 30, 2004. This increase is due primarily to the addition of Magnet sales and marketing costs and increased costs under core data processing vendor marketing alliance agreements. As a percentage of revenues, sales, general and administrative expenses decreased from 28% for the nine months ended September 30, 2003 to 23% for the nine months ended September 30, 2004. The decrease in sales, general and administrative costs as a percentage of revenues primarily reflects the leverage in our business model as revenues increase over a relatively fixed cost base.

Research and Development: Research and development expenses increased to $16.9 million for the nine months ended September 30, 2004 from $11.2 million for the prior year nine-month period. The increase of $5.7 million was primarily due to the addition of Magnet research and development expenses in the nine months ended September 30, 2004.

Amortization of Intangible Assets: Amortization of intangible assets was $6.2 million for the nine months ended September 30, 2004 and $4.2 million for the comparable prior year period. The increase is due to amortization of acquired intangibles from the Magnet acquisition in the prior year fourth quarter.

Interest and Other Income, Net: Interest and other income, net was $502,000 for the nine months ended September 30, 2004, an increase of $105,000, compared to $397,000 for the prior year. This decrease was primarily due to an increase in interest income as result of higher rates of return on our cash and investment balances and larger amounts invested.

Provision for Income Taxes: During the nine months ended September 30, 2004, we recorded a provision for income taxes of $8.9 million compared to $1.0 million for the nine months ended September 30, 2003. The current year provision reflects an expected tax rate of 38% and an additional provision as discussed for the three months ended September 30, 2004 compared to an expected rate of 8% in 2003. The higher tax rate in 2004 reflects both federal and state income tax provisions and the additional provision compared to only a state income tax provision in the nine months ended September 30, 2003.

As discussed in “Liquidity and Capital Resources,” we do not expect to make significant cash tax payments until 2006 at the earliest due to utilization of our net operating loss and research and development carry-forwards to offset our current income tax liabilities.

Liquidity and Capital Resources

At September 30, 2004, we had cash and cash equivalents of $71.1 million, short-term investments of $23.1 million and long-term investments of $10.0 million. Our investments are comprised of readily marketable commercial paper and debt securities of the U.S. government and its agencies. Our intent is to hold these investments to maturity. For financial statement presentation we classify our investments as short-term and long-term, based upon their maturity dates.

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

In October 2004, we renewed and amended our agreement with a bank for a $20 million revolving credit commitment through October 2005. The interest rate on this facility is equal to either (1) the bank’s prime rate; or (2) LIBOR plus 1.75% at our option. We may draw down against this facility by electing either the bank’s prime rate or LIBOR for specified 1-month, 2-month, or 6-month LIBOR terms. There were no amounts outstanding under our bank facility as of September 30, 2004.

In October 2004, our Board of Directors approved a $25 million stock repurchase program. The repurchases will be made over the next 12 months in the open market or in privately negotiated transactions, and will be funded by operating cash flows.

Cash and cash equivalents and short-term investments increased $24.9 million in the nine months ended September 30, 2004 to $94.3 million due primarily to net operating cash flows of $35.5 million.

Net cash provided by operating activities increased $13.4 million for the nine months ended September 30, 2004 to $35.5 million from $22.1 million for the nine months ended September 30, 2003. This increase is due primarily to payment of a litigation settlement, net of insurance recoveries, of $6.9 million in the nine months ended September 30, 2003 and an increase in income before tax provision of $9.6 million to $21.7 million for the nine months ended September 30, 2004.

Net cash used in investing activities was $10.6 million for the nine months ended September 30, 2004 and $15.3 million for the nine months ended September 30, 2003. The change in cash from investing activities was primarily the result of net investment purchases of $8.8 million in the nine months ended September 30, 2003 versus $3.0 million of purchases during the nine months ended September 30, 2004 and acquisition payments of $1.0 million in the current nine month period.

Net cash provided by financing activities was $6.0 million for the nine months ended September 30, 2004 compared to cash used in financing activities of $1.7 million for the nine months ended September 30, 2003. The increase in cash from financing activities of $7.7 million is primarily due to the repayment of $8.1 million of debt during the nine months ended September 30, 2003.

Although we expect to continue to expend significant amounts on ongoing research and development, computer and related data center equipment, and personnel, we believe that our cash, cash equivalents and cash flows from operations will be sufficient to satisfy our cash requirements for the foreseeable future. We have no material commitments other than obligations under our operating and capital leases and minimum vendor purchase commitments and we have no off-balance sheet arrangements. We do, however, continually evaluate additional investments in our business particularly in the area of product development and related infrastructure which could potentially result in significant capital outlays in the future.

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

An increase or decrease in market interest rates by 10% as of September 30, 2004 would not cause a significant change in the fair value of our investments. Although the fair value of short-term investments may change due to interest rate fluctuations, we have the ability to hold the investments to maturity, which reduces the overall risk.

We are also exposed to the impact of interest rate changes as they affect our revolving credit commitment. The interest rate charged on our bank facility varies with the bank’s prime rate or LIBOR and, consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the facility. As of September 30, 2004, we had no amounts outstanding under our bank facility.

We are not exposed to foreign currency risk since all revenues and expenses are in U.S. dollars.

There were no significant changes to our market risk in the nine months ended September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of September 30, 2004, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in alerting them, in a timely manner, to material information to be included in our periodic SEC filings.

Changes in Our Controls: There was no significant change in our internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Our internal controls over financial reporting are designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote such conditions may be.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Digital Insight Corporation Securities Litigation

On December 6, 2001, Digital Insight and two of its former officers and directors and one current director were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims, which were also asserted against the managing underwriters in our previous public offerings, are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the IPOs of more than 300 other companies. Along with these companies and the individual defendants, but not the underwriter defendants, we have agreed with the plaintiffs to settle the claims. As part of the settlement, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. We have signed the settlement agreement and are awaiting final resolution of the court proceedings. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and accordingly no amounts have been accrued for this lawsuit.

In addition to this lawsuit, we may be involved from time to time in litigation arising in the normal course of our business. We are currently not a party to such litigation that we believe would have a material adverse effect, individually or in the aggregate, on our business, financial condition, or results of operations.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On October 21, 2004, our Board of Directors authorized the repurchase of up to $25 million of our common stock. The repurchases will be made from time to time during a 12 month period ending October 21, 2005 in open market or in privately negotiated transactions, and will be funded by operating cash flows. No purchases have been made as of the filing date of this Quarterly Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of registrant, as currently in effect. Incorporated by reference to the exhibits filed with our Registration Statement on Form S-1 (File No. 333-81547), which was declared effective on September 30, 1999.

3.2	Restated Bylaws of registrant and Amendments One through Eight thereto, as currently in effect. Incorporated by reference to the exhibits filed with our Annual Reports on Form 10-K for the years ended December 31, 2002 and December 31, 2003.

10.1	Employment Offer Letter Agreement between the Registrant and Bob Meagher dated August 12, 2004. *

10.2	Resignation and General Release Agreement between Elizabeth S.C.S. Murray and Registrant dated as of September 7, 2004. *

10.3	Resignation and General Release Agreement between Drew E. Hyatt and Registrant dated as of October 18, 2004. *

10.4	Electronic Commerce Service Agreement between CheckFree Services Corporation and Registrant dated effective September 8, 2004 (Confidential treatment has been requested for portions of this document). *

10.5	Second Amendment to Credit Agreement dated October 29, 2004 between City National Bank and Registrant. *

31.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed or furnished herewith.

(b)	Reports on Form 8-K

September 7, 2004 Current Report

On September 7, 2004, we filed with the SEC a Current Report on Form 8-K announcing that Elizabeth S.C.S. Murray, our Executive Vice President and Chief Financial Officer, notified us that she intends to resign to pursue other career opportunities. Ms. Murray has agreed to continue in a transitional role until a successor is appointed. A search for a new chief financial officer is under way. A copy of a press release containing this announcement was attached to the Current Report on Form 8-K.

September 20, 2004 Current Report

On September 20, 2004, we filed a Current Report on Form 8-K with the SEC. The Report contains (i) information regarding the renewal of our business relationship with CheckFree Services Corporation to deliver bill payment and bill presentment services over the Internet for our clients, and (ii) an amended discussion under the heading Products and Services in the Business Section, an amended Management’s Discussion and Analysis of Financial Condition and Results of Operations and amended consolidated financial statements for the three years ended December 31, 2003, 2002 and 2001 that were originally filed with the Annual Report on Form 10-K for the year ended December 31, 2003. With respect to the CheckFree relationship, we announced the execution of an amendment to our Electronic Commerce Service Agreement with CheckFree, effective September 8, 2004. The amended agreement with CheckFree extends the term to September 8, 2007 subject to further renewals. This information was furnished pursuant to Item 7.01 as a Regulation FD disclosure.

With respect to the amendments to the Annual Report, following the acquisition of Magnet Communications, Inc., we reorganized our business in the first quarter of 2004 to combine our existing cash management product line, which primarily caters to smaller businesses, with the Magnet product line, which primarily caters to larger financial institutions and larger businesses. As a result, we determined that we had a cash management business segment pursuant to Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and commenced internal management reporting for that business segment beginning January 1, 2004.

Consequently, we updated the discussion under certain headings found in the 2003 Annual Report, and amended our consolidated financial statements for the three years ended December 31, 2003, 2002 and 2001 that were originally filed with the 2003 Annual Report to include additional information regarding the cash management segment. These amendments, as described below, were filed as exhibits to the September 20, 2004 Current Report:

•	Amended discussion under the heading Products and Services in the Business Section under Part I, Item 1 of the 2003 Annual Report;

•	Amended Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of the 2003 Annual Report; and

•	Revised financial statements submitted under Part II, Item 8, Financial Statements and Supplementary Data, and Part IV, Item 16, Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

October 21, 2004 Current Report

On October 21, 2004, we furnished to the SEC a Current Report on Form 8-K which contains information required under “Item 2.02. Results of Operations and Financial Condition.” The Current Report on Form 8-K includes a copy of our press release dated October 21, 2004, reporting our results of operations and financial condition for the three months and nine months ended September 30, 2004 and forward-looking statements relating to our anticipated performance for the quarter ending December 31, 2004 and for the calendar years 2004 and 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL INSIGHT CORPORATION

Date: November 15, 2004	By:	/s/ Elizabeth S.C.S. Murray
Elizabeth S.C.S. Murray Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 15, 2004	By:	/s/ Kyle McIntosh
Kyle McIntosh Controller (Principal Accounting Officer)