Form 10-K
period 2004-12-31
DIGITAL INSIGHT CORP
filed 2005-03-16
CIK 1037275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Based on the closing sale price of $20.56 as reported by the Nasdaq National Market System on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $622.6 million. The shares of common stock held by each officer and director and by each person known to the registrant who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2005, registrant had 36,173,520 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2005 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Overview

We are a leading provider of outsourced online banking applications and services to banks, credit unions and savings and loan associations, serving more than 1,700 client financial institutions. We offer outsourced software products, generally hosted in our data centers, and related services primarily to financial institutions with under $20 billion in assets. Our products are highly configurable to provide a look and feel that preserves the financial institution’s unique brand identity. Our contracts with financial institutions are long-term in nature, generally ranging from three to five years. Our clients pay monthly fees that are generally variable with growth in active end users and the number of transactions. More than 90% of our revenues was derived from recurring service fees during 2004.

Our outsourcing operations include three main product lines: online banking for consumers, which also includes bill payment and bill presentment; online banking for businesses, now referred to as online corporate banking (also referred to as online cash management); and online lending for consumer loans. We also offer online corporate banking products to large financial institutions that are available either as a licensed software implementation or hosted in our data centers. Our broad capabilities within online corporate banking allow us to serve all tiers of financial institutions and their business customers of all sizes. Our clients benefit from an extensive portfolio of complementary products and services that add value to our core products and services, including online check imaging, online statements, target marketing, multi-language support, web portal technology, web site development and maintenance, and professional services.

In contrast to in-house software deployments that require significant development resources, we provide comprehensive Internet applications that can be implemented rapidly and cost-effectively. By using our applications, financial institutions can keep pace with rapid advancements in Internet technology and large development expenditures by large banks without placing demands on in-house technical resources. We also help our clients generate a higher return on investment with our cooperative marketing and support programs, which promote end user adoption and cross-selling. Our comprehensive suite of products enables our clients to generate higher revenues from increased loan and account balances, to increase customer retention, and to lower their costs to serve customers by promoting self-service functions available on the Internet.

Since our inception in 1996, we have established a growing range of strategic relationships with the industry’s leading data processing vendors to ensure that financial institutions can leverage their investments in existing data processing systems by fully integrating them with our Internet applications. In recent years, we have also established a growing network of partnerships with more than 100 developers of third party products that complement our core offerings with full interoperability and integration. Our scale and large client base typically allow us to negotiate more favorable pricing terms with these vendors and preferential support for new product releases relative to other online banking vendors that have less purchasing influence.

Our applications also offer high levels of security, up-time availability and system redundancy, and are designed to be readily expandable, or scalable, as the number of end users grows.

As of December 31, 2004, 5.3 million consumer end users were actively using our Internet banking applications representing 15.1% penetration of the 35.0 million potential end users among our live Internet banking clients. Of the 5.3 million active Internet banking end users, 1.0 million end users were signed up for our online bill payment service, representing 19.0% of active Internet banking users. As of December 31, 2004, 83,500 business end users were actively using our outsourced corporate banking solutions.

We were formed as a Minnesota limited liability company in 1996 and converted to a Delaware corporation in 1997.

Industry Background

Consumers, businesses and financial institutions increasingly recognize that the Internet is a powerful and efficient medium for the delivery of financial services, including Internet banking, bill payment and bill presentment, online lending, and a host of other services for retail and business customers of financial institutions. Consumers and businesses increasingly bank online because of the convenience of remote access to account information 24 hours a day, 7 days a week, the rapid growth of broadband technologies that encourage higher Internet use, and generally increasing product awareness and comfort with conducting financial transactions online. JupiterResearch, a financial services research and advisory firm, estimates that 35.3 million U.S. households were banking online in 2004, and that the number of U.S. households banking online will increase to 51.3 million by 2007.

For financial institutions, the Internet offers a cost-effective service delivery channel from which to market a broad portfolio of products and services in an effort to strengthen and secure customer relationships and generate higher revenues. The Internet channel also enables financial institutions to expand their addressable markets and maintain service availability 24 hours a day, 7 days a week. In addition, a growing body of industry research and case studies, including recent analysis from Forrester Research, Celent Communications, Bank of America and Citibank, has demonstrated that Internet banking and online bill payment end users are more profitable to serve because online users:

•	generate significantly higher revenues than offline customers, primarily because online customers use more banking products and services, and maintain higher account balances than offline customers;

•	cost less to serve because online users tend to utilize more self-service functions and therefore interact with the more costly retail branch and call center service channels less frequently than offline customers; and

•	are retained by financial institutions at significantly higher rates than offline customers.

Research published by Bank of America demonstrated that end users of the bank’s online bill payment service experienced attrition that was 80% lower than offline customers, and were 31% more profitable than offline customers within 31 months. Citibank also reported that its online customers are 40% more profitable than customers who do not bank online. Consequently, Bank of America, Citibank, US Bank, Wachovia and most other large financial institutions have eliminated their monthly customer fees for online bill payment and launched aggressive marketing campaigns to promote adoption of the online channel. In response, a fast-growing segment of smaller financial institutions have initiated similar campaigns, increasing the adoption of bill payment throughout the industry, particularly among the two-thirds of U.S. consumers who will not pay for bill payment services, according to Forrester estimates.

The largest U.S. financial institutions generally develop and maintain an internally hosted solution for the delivery of online financial services such as Internet banking. By contrast, we believe that the majority of the approximately 19,000 credit unions, banks, and savings and loans in the U.S. with assets of less than $20 billion prefer to outsource the development and maintenance of their online banking initiatives to a technology services provider. These community and regional financial institutions increasingly seek to provide advanced Internet-based services to remain competitive, but frequently lack the capital, expertise, or information technology resources to offer such services in-house.

Our Business

We provide a comprehensive portfolio of outsourced online banking software products, generally hosted in our data centers, and related services primarily to financial institutions with assets of less than $20 billion. We generate recurring revenues that generally correlate to the growth in active Internet banking end users and user transaction volume. Our contracts with financial institutions are long-term in nature, generally ranging between three to five years. More than 90% of our revenues were derived from recurring service fees in 2004.

Our three core product offerings are Internet banking, corporate banking and lending. Our Internet banking applications for consumers include: account management, account transfers and interfaces to personal financial management software, bill payment and bill presentment, check imaging, online statements, multi-language support, inter-institutional funds transfer, and other expanded services. Our corporate banking software products serve the online banking needs of our clients’ business customers and include features similar to those of our consumer product, as well as payroll direct deposits, wire and inter-account fund transfers, account reconciliation and other services. Our corporate banking software products can be deployed as a licensed software implementation or hosted in our data centers. A licensed implementation allows financial institutions to host our software using their own equipment and facilities. We have a versatile corporate banking product line that allows us to serve all tiers of financial institutions and their business customers of all sizes. Supporting products and services for consumer and business online banking include web portal technology, wireless capability, target marketing, professional services, and web site development and maintenance.

Our lending software products and related services streamline our clients’ lending operations for non-mortgage consumer loans across multiple customer service channels, including back office administrative functions such as document preparation. Lending products include a loan origination system for automating workflow throughout the loan approval process, an Internet-based, real-time loan decisioning product, multi-channel automated underwriting services, and a call center staffed with qualified loan officers, 24 hours a day, 7 days a week.

We offer the following benefits to financial institutions:

•	Comprehensive and Customizable Solutions. We offer turnkey, subscription-based products and services with all critical applications hosted in our data centers. Our online banking applications can be configured to offer financial institutions and end users the industry’s broadest portfolio of standard and optional features, including applications developed internally and in cooperation with our extensive network of product partners. Our web site design and implementation services also enable financial institutions to establish Internet banking services with a look and feel that preserves their unique brand identity.

•	Rapid and Affordable Implementation. Our applications can be rapidly implemented, and represent an affordable alternative to internally developed Internet banking applications for financial institutions. Average implementation times for our Internet banking applications range from four to six months, depending on the availability of an existing interface with a financial institution’s data processing vendor and the financial institution’s schedule.

•	Reliable, Secure, and Scalable Service. Our service is highly reliable. Our systems incorporate sophisticated data encryption techniques, a series of firewalls between the Internet and financial institutions, and several layers of security technology in order to guard against unauthorized access to our network. In addition, our systems can scale rapidly to accommodate an increased number of end users.

•	Extensive Data Processing Vendor Relationships. We provide direct connections, or interfaces, to multiple vendors of core banking software and data processing services to financial institutions. As of December 31, 2004, we have developed interfaces to a majority of the major data processing vendors serving our addressable market of financial institutions. By working directly with these vendors, we can quickly and cost-effectively connect our systems allowing relatively more rapid implementation of new customers to the same core processing system. Our interfaces also allow for tight integration with other functions supported by the data processing vendor, such as loan origination, online statements and check imaging. We believe that the number of data processing vendor interfaces we have developed provides us with a unique and significant competitive advantage.

•

Uniquely Broad Set of Value-Added Products.    We enable financial institutions to expand their Internet presence beyond their core banking functions by providing additional value-added products and services to their customers. We believe our product suite offers the broadest capabilities in the industry, including: online bill payment and bill presentment, online lending, online corporate banking, check imaging, account aggregation, inter-institutional payments, online statements, check reordering, target marketing software, multi-language support, professional services, and training seminars. We maintain an extensive network of vendors that have cooperatively developed many of our value-added products and services.

•	Cooperative Marketing Programs. Our cooperative marketing programs encourage higher end user adoption of the online channel through a series of direct marketing and promotional tools including direct mail, in-branch displays, training programs, online banner advertisements, statement stuffers, and email campaigns.

Our Strategy

Our objective is to further enhance our position as a leading provider of online banking solutions to financial institutions for their retail and business customers. We intend to provide these institutions with a competitive platform that will permit them to achieve additional revenue-producing opportunities, enhance long-term cost-efficiencies, and improve customer service and client retention. To achieve this objective, we intend to:

•	Increase End User Penetration. As of December 31, 2004, our financial institutions with live Internet banking sites had an average penetration of 15.1% for consumer online banking, and 19.0% of these online banking users were also registered for online bill payment. Although our penetration has grown rapidly, these averages are well below levels achieved by industry-leading financial institutions that have reported online banking penetration in excess of 50%. We believe our base of 35.0 million potential consumer end users among our live Internet banking clients provides a large opportunity to increase our revenues as end user adoption increases in the future. We help clients expand the number of active end users of our Internet banking and bill payment applications through marketing assistance programs and by sharing best practices. These cooperative marketing programs enable clients to increase their returns from the online channel through increased revenue opportunities, lower customer attrition, and reduced service costs.

•	Pursue Cross-Selling Opportunities Within Our Existing Customer Base. We currently enable financial institutions to offer Internet banking applications and automated lending capabilities to their retail and business banking end users. We believe that we have a significant opportunity to sell our comprehensive suite of products and services to existing customers as their needs evolve and their customer base grows.

•	Increase the Number of Our Financial Institution Customers. We intend to further penetrate the substantial market for online banking applications. As of December 31, 2004, we had contracts with 1,720 financial institutions throughout the U.S. Our addressable market for new customers is comprised of two segments: financial institutions that have yet to offer online banking or lending services but plan to do so, and those that currently offer online services and want to either change from an in-house system or change their outsource providers.

•	Retain Existing Customers. Approximately 20–25% of our client base is subject to contract renewals each year. We intend to maximize client retention through a dedicated account management team, aggressive utilization of sales resources, a strategic approach to managing of key accounts, and other initiatives.

•	Increase Our Relationships with Core Data Processing Vendors. We intend to increase the number of our relationships with core data processing vendors to allow our applications to interface with more financial institutions and to expand our sales and distribution channel relationships. We currently interface with most of the major vendors that provide data processing services to the financial institutions in our addressable market. We intend to continually increase this coverage and to expand our existing relationships. We believe our uniquely broad portfolio of available products, financial strength, large client base and highly reliable data center make us an attractive partner for core data processors.

•

Broaden Product and Service Offerings.    We plan to continue to offer new and enhanced products and services to provide our customers with a comprehensive range of product and service capabilities. We intend to enhance the capabilities or functionality of our applications to further drive end user adoption and enable our customers to offer a broad portfolio of products to better compete against larger financial institutions. Our product plans include internal development efforts and developing products in cooperation with product partners. We believe our large client base allows us to negotiate the best available pricing terms with product partners and receive preferential support for new product releases relative to smaller Internet banking providers with less purchasing influence.

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

Products and Services

Internet Banking

We offer a broad range of outsourced Internet banking products and services for the retail customers of our financial institution clients that include the following features:

•	View online transaction history, account balances, check images, and statements.

•	Online bill payment capability to “pay anyone” through the financial institution’s web site.

•	Online bill presentment capability to receive, view, pay and store electronic bills online.

•	Two-way data transfer with Microsoft Money® and Intuit Quicken® financial software.

•	Secure online applications to open new accounts, apply for credit cards, insurance, loans or other products.

•	Inter-institutional and person-to-person payments outside the financial institution.

•	Wireless banking and alerts through mobile devices.

•	Promotion and marketing tools to allow financial institutions to market to online users.

•	E-commerce web portal for marketing third-party financial products.

•	Web site development, maintenance, and implementation services.

•	Funds transfer between accounts, current or scheduled.

•	Re-ordering of checks online.

Corporate Banking

Our corporate banking products, also referred to as cash management products, serve the business customers of our financial institution clients. We generally provide our corporate banking products on an outsourced basis; however, we also offer a licensed software option for large financial institutions. Primary features include:

•	Online administration platform to control access among business users.

•	View online transaction history and balance information.

•	Funds transfer between accounts, current or scheduled.

•	Stop payments for previously issued checks.

•	File export to business financial management software.

•	Bill payment and bill presentment.

•	Automated clearing house (ACH) services for payroll and other payments.

•	Wire transfers with other financial institutions or vendors.

•	Foreign exchange rates and trading.

•	Check reconciliation services.

•	Lockbox reporting and viewing of lockbox deposit detail.

Through December 31, 2003 we managed the corporate banking business within Internet banking. With the acquisition of Magnet Communications, Inc., or Magnet, on November 25, 2003, we expanded our corporate banking products and services and consequently we established corporate banking as a separate reportable business segment on January 1, 2004.

Lending

Our lending products provide loan origination capabilities and rules-based underwriting on behalf of our financial institution clients, applying client-specific and client-defined rules to reach a credit decision. We support a wide range of consumer loans including home equity, auto loans and personal loans, but we do not support mortgage lending. We do not bear any of the underwriting or financial risk of these loans. We charge our clients a predetermined fee per loan application regardless of whether the loan is approved and a fixed monthly maintenance fee for clients utilizing our loan origination system. Lending products are configured to support multiple service channels to match consumer preferences and include:

•	A loan origination system that manages workflow throughout the lending process, document preparation, and related back-office and administrative functions.

•	Real-time loan evaluation over the Internet for consumer loans, including the retrieval of an electronic credit report and a credit decision response to the applicant, generally in less than a minute.

•	Loan evaluation through our 24 hours a day, 7 days a week call center staffed with trained loan officers.

•	Loan evaluation by the financial institution client’s loan officer, using our Internet-based product for desktop decisioning within the retail branch.

Our lending underwriting products feature interfaces to our loan origination system as well as other major loan origination vendors, online credit bureau verification, and pre-qualification capabilities for home equity and consumer loans. We are in the process of migrating our clients to a new lending platform, which has taken longer than expected.

Data Centers

We currently provide our Internet banking services out of a data center located in Westlake Village, California. In addition, we operate a smaller data center in Sacramento in connection with our lending division and a data center in Atlanta for our large corporate banking clients. All of our data centers currently have disaster recovery capabilities. Our disaster recovery data center in Norcross, Georgia allows for emergency backup and disaster recovery functions in the event of system interruption or shutdown involving the Westlake Village data center.

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

Customers

As of December 31, 2004, we had contracts with 1,720 financial institutions, including 1,467 for Internet banking services, 605 for corporate banking services and 224 for lending services. We had approximately 5.3 million active Internet banking end users representing a 15.1% penetration of the 35.0 million potential end users among 1,350 live client sites at December 31, 2004.

For the year ended December 31, 2004, no individual financial institution accounted for over 10% of our total revenues.

Third Party Relationships

We have relationships and have developed interfaces with most of the major vendors of core data processing software and outsourced data processing services to financial institutions. These system interfaces enable us to access a financial institution’s host system to provide end users access to their account data. In addition to developing new interfaces, we continue to significantly enhance our numerous existing interfaces in order to deliver more robust connectivity and increase operating efficiencies. We have developed interfaces to the majority of the core data processing systems that provide services to financial institutions, most of which are supported within joint marketing arrangements that we have in place with data processing vendors. More than 50% of our revenue is derived from these referral and reseller agreements with core processing partners, including Fiserv, BISYS, Fidelity Information Services, Inc., Metavante, Computer Services Inc., Data Center Inc., Financial Solutions, Inc., re:Member Data, John Harland, Bradford Scott, COCC, and BMA.

To deliver bill payment and bill presentment services, we maintain value-added reseller relationships with major providers such as Metavante Corporation and CheckFree Services Corporation, and have fully integrated these products into our offerings. We market bill payment and bill presentment services as an integral part of our product suite, enabling financial institutions to offer bill payment within their online banking site with the convenience of a single password. Our agreement with Metavante is renewable in February of each year for successive one-year terms. Our agreement with CheckFree is renewable for additional one-year terms following the expiration of the initial term in September 2007. Our agreements require us to pay variable fees based on factors such as the number of customers, end users, and bill payment transactions and generally provide improved pricing terms as transaction volumes increase.

Sales and Marketing

We sell to our customers and potential customers primarily utilizing a direct sales model, and to a lesser extent, in cooperation with core processing partners. As of December 31, 2004, our sales, marketing and client relations staff consisted of 95 people, who are responsible for prospecting and acquiring new accounts, managing existing client relationships and renewals, and cross-selling additional products to those accounts. Our sales team is generally organized by geographic regions. We also have a dedicated national account sales team that targets larger institutions throughout the U.S. to complement our sales force and an account management team that pursues cross-selling opportunities with existing clients.

Our target market for outsourced online banking, corporate banking and lending services is comprised of financial institutions that have yet to offer online services and may wish to do so and those that currently offer online banking services and wish to change their outsource provider or switch from an in-house system. We target both markets through our direct sales force and in cooperation with core processing partners.

Our typical sales cycle is approximately four to six months for new financial institution customers and approximately two months for add-on sales to existing financial institution customers. We also have a dedicated account management and sales staff to manage the client renewal process and a sales compensation plan that rewards client retention. Our account managers identify customers whose contracts are subject to renewal with sufficient lead-time to allow the customer, our sales people, and executive sponsors to manage the renewal process and maximize client retention.

Our primary marketing efforts are focused on identifying potential customers and marketing our services to consumer end users in cooperation with our financial institution clients. Our marketing efforts include: press relations, advertising, direct mail, trade shows and meetings with Internet banking user groups, and client conferences hosted by us and our core processing partners. We also offer cooperative marketing programs for existing customers, under which financial institutions partner with us to promote higher adoption and retention of the online channel, and cross-selling of additional products to online end users.

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

Product Development

As of December 31, 2004, our product development staff consisted of 248 software developers and engineers, as well as product and project managers. Their development efforts are focused on:

•	Enhancements to Existing Products. We are continuously developing new features and functions for our consumer and business banking and lending products in order to provide a broader range of capabilities. Additional product enhancements will provide enhanced usability for our financial institution clients and their end users.

•	Introduction of New Product Lines. We are continuously seeking to expand our product offerings. For example, we recently introduced a loan origination system to complement our lending underwriting products, and to allow our customers to streamline workflow and administrative functions throughout the lending process.

•	Interfaces with Data Processing Vendors and Other Third Parties. We are continuing to enhance and expand our interfaces to financial institutions’ core data processing systems and other third-party systems, such as vendors of online check imaging systems.

Our research and development expenses were $23.4 million in 2004, $15.6 million in 2003, and $16.2 million in 2002. These expenses relate to product development and are charged to operations as incurred.

Competition

The market for Internet banking services is highly fragmented with many providers. In the area of retail Internet banking, we primarily compete with other companies that provide outsourced online banking services to financial institutions, including Online Resources, S1 Corporation, FundsXpress and Certegy. Also, vendors such as Corillian and Financial Fusion (a subsidiary of Sybase) that primarily target the largest financial institutions occasionally compete with us in our market segment. In addition, Fiserv, Open Solutions, Jack Henry, Metavante and several other vendors of data processing services to financial institutions offer their own online banking products, although many of these firms also offer our products through a referral or reseller arrangement with us. Local competition for Internet banking services is provided by more than a dozen smaller online service outsourcing companies located throughout the U.S.

Our primary competitors in the business banking services segment are vendors of corporate banking systems for large corporations such as P&H Solutions, Fundtech, and S1 Corporation. Our primary competitors for providing lending products to financial institutions are APPRO, IA Systems, and Lending Solutions, Inc.

We also face potential indirect competition from Internet portals such as Quicken.com, MSN.com, and Yahoo! which might serve as an alternative to financial institutions’ web sites, particularly for bill payment and bill presentment services. In addition, we could experience competition from our financial institution customers and potential customers who develop their own online banking products and services.

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

Employees

As of December 31, 2004, we had a total of 761 employees, including 25 part-time employees. None of our work force is unionized. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Our operating results may fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We base our operating expenses on anticipated revenue growth and many of our operating expenses are relatively fixed in the short-term. Our revenue model is based largely on recurring revenues predominately derived from actual end users and transaction volume. The number of total end users is affected by many factors, many of which are beyond our control, including the number of new user registrations, end user turnover, loss of customers, and general consumer trends. We may expend funds and management resources to increase end user penetration and still fail to achieve the targeted end user growth. Accordingly, our results of operations for a particular period may be adversely affected if the revenues based on the number of end users forecasted for that period are less than expected. As a result, if our revenues are lower than we expect in some future period, our operating results may be below the expectations of market analysts or investors. If this occurs, the price of our common stock would likely decrease.

Our operating results may also fluctuate in the future due to a variety of other factors, including:

•	the overall level of demand for Internet banking services by consumers and businesses and the demand for our products, product enhancements and services in particular;

•	loss of significant customers due to non-renewals of the service contracts, acquisition of customers by non-customer financial institutions, customer insolvencies and other reasons;

•	actions taken by our competitors, including the introduction of new products or changes in their pricing models;

•	spending patterns and budgetary resources of financial institutions and their end user customers;

•	the timing of upgrades to our computer hardware infrastructure;

•	the timing of customer product implementations or our failure to timely complete scheduled product implementations;

•	delays in the product development schedule of one or more of our new products or services;

•	a negative outcome in any significant legal proceeding or prolonged litigation;

•	governmental actions affecting Internet operations or content; and

•	general economic trends and the impact of external factor or events, such as war or acts of terrorism.

Any failure in our disaster recovery or emergency fail-over procedures could cause interruption in our system and loss of customers.

Most of our communications and network equipment related to our Internet banking operation is currently located in our main data center in Westlake Village, California out of which we provide our Internet banking services. We also maintain a back-up data center in Norcross, Georgia for the Westlake Village data center. We maintain these two data centers in a manner that will continue to provide system redundancy, fail-over from the Westlake facility to the Norcross facility and emergency backup capabilities. While the architecture of the two systems was largely integrated by early 2001, the process of failing over to a recovery site currently involves some manual intervention, and there is some attendant delay and loss of use of non-key features and functionality. In addition, we maintain similar, but less integrated back-up capabilities for our data centers in Sacramento and Atlanta. We cannot assure you that these data centers will provide full system redundancy, fail-over and disaster recovery capabilities as expected. In addition, we may experience problems during the recovery or fail-over process that could cause system failures and decreased levels of service. Although we perform testing on a periodic basis to ensure that recovery mechanisms perform as planned, unexpected failure of any of these mechanisms may prevent a successful recovery.

A natural disaster, such as a fire, an earthquake or a flood, at any of our data centers could result in failures or interruptions in providing our products and services to our customers. Although we maintain and regularly test an uninterruptible power supply system for our critical systems in all of our data centers, there is no assurance that this system, consisting of a back-up battery and a diesel generator, will function properly, or at all, in case of a power loss. In addition to a potential loss of power, our systems are vulnerable to operational failures, telecommunications failures and similar events. We have contracted to provide a certain level of service to our customers and, consequently, a failure or interruption of our system has in the past caused, and in the future could cause, us to refund fees to some of our customers to compensate for decreased levels of service. Even with our disaster recovery plan and the integration of our two main facilities, we could experience a failure or interruption in our systems that could lead to loss of data or the inability to provide services to our customers.

If we do not retain our customers or they do not successfully market our products, we will not be able to increase our revenues.

We also depend on our financial institution clients to market and promote our products to their end user customers. Neither we nor our financial institution customers may be successful in marketing our current or future Internet banking products and services.

Moreover, financial institutions generally agree to use our products and services pursuant to contracts with durations that range from three to five years. Upon expiration, these contracts may be discontinued and we may lose customers as a result. We lose customers every quarter for a variety of reasons, and continually seek to replace these and add new customers. Unless our Internet banking products and services are successfully deployed and marketed by a significant number of financial institutions and achieve widespread market acceptance by their end user customers for a significant period of time, we will not be able to achieve our business objectives and increase our revenues.

We depend on the efficient operation of the Internet, other networks and systems of third parties; if they do not operate efficiently, we will not be able to effectively provide our products and services.

We depend on the efficient operation of network connections from our financial institution clients, their data processing vendors and other third-party vendors such as bill payment providers. Further, portions of our revenue are dependent on continued usage by end users of Internet banking services and their connections to the Internet. Each of these connections, in turn, depends on the secure and efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or have experienced outages. In addition, the majority of our services depend on real-time connections to the systems of financial institutions, data processing vendors and bill payment providers. Any operational problems or outages in these systems would cause us to be unable to provide a real-time connection to these systems and we would be unable to process transactions for end users, resulting in decreased revenues. In addition, any system delays, failures or loss of data, whatever the cause, could reduce customer and end user satisfaction with our products and services and harm our revenues.

Our past and potential future acquisitions involve risks to our business and financial results.

We may acquire complementary technologies or businesses in the future. Due to consolidation trends within the Internet banking services industry, our failure to successfully implement a long-term acquisition strategy could damage our competitive position. We closed our acquisitions of nFront Inc. on February 10, 2000; 1View Network Corporation, or 1View, on June 21, 2000; AnyTime Access, Inc., or ATA, on July 31, 2000; Virtual Financial Services, Inc., or ViFi, on January 28, 2002; and Magnet on November 25, 2003. Acquisitions may not perform as we expect and may involve large one-time write-offs, including goodwill impairment charges, and amortization expenses related to intangible assets. In this regard, any of these factors could adversely affect our operating results or stock price. Acquisitions involve numerous risks, including, but not limited to:

•	difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company with our operations;

•	diverting our management’s attention from other business concerns;

•	impairing relationships with our employees, affiliates, strategic marketing alliances and third-party vendors;

•	the inability to maintain uniform standards, controls, procedures and policies;

•	loss of acquired customers and strategic partners beyond projected thresholds;

•	entering markets and adopting business models in which we have no direct prior experience; and

•	losing key employees of the acquired company.

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

Our products involve integration with products and systems developed by data processing vendors that serve financial institutions. If any of our products fail to be supported by financial institutions’ data processing vendors, we would have to redesign our products to suit these financial institutions. We cannot assure that any redesign could be accomplished in a cost-effective or timely manner. We rely on these vendors to jointly develop technology with us and to disclose source code specifications to enable our products to integrate effectively with their products and systems. In the past, some vendors have resisted integrating our products or have caused delays or other disruptions in the implementation process. Several of these data processing vendors offer or are planning to offer Internet banking products and services that are directly competitive with our products and services. In addition, financial institutions’ data processing vendors may develop new products and systems that are incompatible with our products. Our failure to integrate our products effectively with financial institutions’ data processing vendors could result in higher implementation costs or the loss of current and potential customers.

Competition could reduce or eliminate demand or result in lower prices for our products and services.

The market for Internet banking services is highly competitive and fragmented with many providers. We face competition from three main areas: other companies similar to us with outsourced Internet banking offerings, vendors of data processing services to financial institutions, and smaller, local online service outsourcing companies. Also, vendors who primarily target the largest financial institutions occasionally compete in our target market. Many of our current and potential competitors have longer operating histories and may be in a better position to produce and market their services due to their greater financial, technical, marketing and other resources, as well as their significantly greater name recognition and larger installed bases of customers. In addition, many of our competitors have well-established relationships with our current and potential financial institution customers and data processing vendors and have extensive knowledge of our industry.

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

Our products and networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. We transmit confidential financial information in providing our services. Users of Internet banking and other electronic commerce services are concerned about the security of transmissions over public networks. Therefore, it is critical that our facilities and infrastructure remain secure and be perceived by the marketplace as secure. A material security breach affecting us could damage our reputation, deter financial institutions from purchasing our products, deter their end user customers from using our products, or result in liability to us. Further, any material security breach affecting our competitors could affect the marketplace’s perception of Internet banking in general and have the same adverse effects.

Concerns over security and the privacy of end users have intensified both within and outside of the U.S., and may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. Any well-publicized compromise of security or a widespread epidemic involving identity theft could deter people from using the Internet or using it to conduct transactions that involve transmitting confidential information. We may need to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Although we intend to continue to implement state-of-the-art security measures and upgrade our product to address these issues, persons may be able to circumvent the measures that we implement in the future. Eliminating computer viruses and alleviating other security problems may result in interruptions, delays or cessation of service to users accessing web sites that deliver our services, any of which could harm our business.

We could be subject to potential liability claims related to use of our products and services.

Financial institutions use our products and services to provide Internet banking services to their customers. Any errors, defects or other performance problems in our products and services could result in financial or other damages to these financial institutions for which we may be liable. Moreover, we may be liable for transactions executed using Internet services based on our products and services even if the errors, defects or other problems are unrelated to our products and services. A claim brought against us, even if not successful, would likely be time consuming, result in costly litigation, and could seriously harm our business and reputation.

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

Our corporate banking products’ lengthy sales cycles may cause our corporate banking revenues and operating results to be unpredictable and to vary significantly from period to period.

The sale and implementation of our corporate banking products and services for large financial institutions are often subject to delays because of our customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies. The time elapsed between the date of initial contact with a potential customer and the execution of a contract typically ranges from six to twelve months. In addition, our prospective customers’ decision-making processes require us to provide a significant amount of information to them regarding the use and benefits of our corporate banking products. We may expend substantial management resources and fail to make the sale. These delays have adversely affected sales of our corporate banking products for large financial institutions. Any future delays in closing orders or implementation of products or services can cause our operating results to fall short of anticipated levels for any quarter.

Our corporate banking and lending business results could suffer if we lose key customers or fail to add additional customers.

Our corporate banking and lending businesses derive a significant portion of their revenues from a limited number of customers in each period. Accordingly, for each business segment, if we fail to close a sale with a major potential customer, if a contract is delayed or deferred, or if an existing contract expires or is cancelled and we fail to replace the contract with new business, revenues for the segment would be adversely affected. We expect that a limited number of customers will continue to account for a substantial portion of our corporate banking revenues and lending revenues in each quarter for the foreseeable future.

Our lending operation could be adversely impacted by a downturn in the credit industry and by seasonal demand.

A downturn in the credit industry, caused by increases in interest rates or a tightening of credit, among other factors, could harm our lending division’s operations. A softening of demand for our outsourced solutions caused by a weakening of the economy generally may result in decreased revenues or lower growth rates. Also, the lending industry is generally subject to seasonal trends affecting loan demand. The revenues of our lending division have been adversely affected by customer losses and decreases in the number of applications processed.

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

We are also subject to Section 203 of the Delaware General Corporation Law, which, subject to exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. The preceding provisions of our charter and bylaws, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

ITEM 2.	PROPERTIES

Our principal offices currently occupy approximately 46,000 square feet in Calabasas, California, pursuant to a lease that expires May 31, 2011. We also occupy an aggregate of approximately 157,000 square feet of office space in Westlake Village and Sacramento, California, and Athens, Atlanta and Norcross, Georgia. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

In Re Digital Insight Corporation Initial Public Offering Securities Litigation

On December 6, 2001, Digital Insight and two of its former officers and one current director were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims, which were also asserted against the managing underwriters in our previous public offerings, are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the IPOs of more than 300 other companies. Along with these companies and the individual defendants, but not the underwriter defendants, we have entered into a settlement agreement with the plaintiffs to settle the claims. As part of the settlement, once the settlement documents have been fully executed, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for this lawsuit.

In addition to this lawsuit, we may be involved from time to time in litigation arising in the normal course of our business. Although we are currently not a party to such litigation that we believe would have a material adverse effect, individually or in the aggregate, on our business or financial condition, it is possible that in the future we could become a party to such proceedings.

Magnet Claims

Currently, approximately $3.4 million of cash and 144,834 shares of our common stock issuable in connection with our acquisition of Magnet are held in escrow. We have notified the prior stockholders of Magnet that we have various claims against them in connection with the acquisition, and are seeking recovery of damages, including the amounts in escrow. We are in the preliminary stages of the escrow claim process. Even a favorable resolution of our claims could result in distraction of our management and significant legal and other related costs. No amounts have been recorded at December 31, 2004 as we cannot determine the final outcome.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market	for Common Equity

(a)	Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “DGIN.” Our common stock began trading on the Nasdaq National Market on October 1, 1999. The following table sets forth the range of high and low closing sale prices reported on the Nasdaq National Market for our common stock for the periods indicated.

	Common Stock Price
	High	Low
2003
First Quarter	$15.55	$8.35
Second Quarter	18.94	12.28
Third Quarter	24.05	18.80
Fourth Quarter	25.50	17.75

2004
First Quarter	$28.01	$18.59
Second Quarter	22.72	17.55
Third Quarter	19.78	13.21
Fourth Quarter	18.75	13.70

(b)	Holders

As of December 31, 2004, there were 227 holders of record of our common stock.

(c)	Dividends

We have never paid cash dividends on our common stock, and we anticipate that in the foreseeable future we will continue to retain any earnings for use in the operations of our business.

(d)	Securities authorized for issuance under equity compensation plans

Item 12 of Part III contains information concerning securities authorized for issuance under equity compensation plans.

(e)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1: (October 21-October 31, 2004)	—	$—	—	$25,000,000
Month #2: (November 1-November 30, 2004)	151,400	$16.34	151,400	$22,526,081
Month #3: (December 1-December 31, 2004)	80,800	$16.48	232,200	$21,194,703
Month #4: (January 1-January 31, 2005)	—	$—	232,200	$21,194,703
Month #5: (February 1-February 28, 2005)	353,600	$15.94	585,800	$15,558,427
Month #6: (March 1-March 15, 2005)	872,795	$16.92	1,458,595	$788,127

Total	1,458,595	$16.60

On October 21, 2004, we announced that our Board of Directors authorized the repurchase of up to $25 million of our common stock. The repurchases will be made from time to time during a 12 month period ending October 21, 2005 in open market or in privately negotiated transactions, and will be funded by operating cash flows.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated statement of operations data and selected consolidated balance sheet data. We derived this data from our consolidated financial statements for the years presented, which have been audited.

You should read this data together with our audited consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2004	2003 (1)	2002 (1)(2)	2001 (2)(3)	2000 (1)(2)(3)
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Revenues	$188,891	$154,362	$130,387	$94,635	$54,428
Cost of revenues	84,276	72,569	67,453	53,124	33,281

Gross profit	104,615	81,793	62,934	41,511	21,147
Operating expenses	76,428	64,183	72,429	95,458	82,376

Income (loss) from operations	28,187	17,610	(9,495)	(53,947)	(61,229)
Interest and other income, net	838	556	600	1,999	3,740

Net income (loss) before cumulative effect of change in accounting method and income tax provision (benefit)	29,025	18,166	(8,895)	(51,948)	(57,489)
Income tax provision (benefit)	12,302	(28,428)	—	—	—

Net income (loss) before cumulative effect of change in accounting method	16,723	46,594	(8,895)	(51,948)	(57,489)
Cumulative effect of change in accounting method	—	—	(29,036)	—	(2,515)

Net income (loss)	$16,723	$46,594	$(37,931)	$(51,948)	$(60,004)

Basic net income (loss) per share before cumulative effect of change in accounting method	$0.47	$1.41	$(0.28)	$(1.77)	$(2.25)
Per share cumulative effect of change in accounting method	—	—	(0.91)	—	(0.10)

Basic net income (loss) per share	$0.47	$1.41	$(1.19)	$(1.77)	$(2.35)

Diluted net income (loss) per share before cumulative effect of change in accounting method	$0.47	$1.38	$(0.28)	$(1.77)	$(2.25)
Per share adjustment for cumulative effect of change in accounting method	—	—	(0.91)	—	(0.10)

Diluted net income (loss) per share	$0.47	$1.38	$(1.19)	$(1.77)	$(2.35)

Shares used to compute basic per share amounts	35,364	32,991	31,984	29,301	25,534

Shares used to compute diluted per share amounts	35,860	33,700	31,984	29,301	25,534

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$99,469	$69,335	$74,379	$53,634	$81,710
Long-term investments	17,785	1,007	—	13,334	—
Working capital	113,375	76,483	59,048	54,396	73,569
Total assets	377,256	348,812	259,063	236,628	282,226
Long-term portion of capital lease obligations and long-term debt	—	—	—	6,293	3,928
Total liabilities	44,175	42,341	49,400	39,737	42,391
Total stockholders’ equity	333,081	306,471	209,663	196,891	239,835

(1)	The selected consolidated financial data includes the results of the purchase method acquisitions of 1View, ATA, ViFi and Magnet for periods subsequent to their acquisition dates of June 2000, July 2000, January 2002 and November 2003, respectively.

(2)	In 2002, we adopted SFAS No. 142 which established an impairment approach to accounting for goodwill and discontinued amortization of goodwill prospectively for all acquisitions. We recorded an impairment charge of $29.0 million in the first quarter of 2002 from the adoption of SFAS No. 142. Amortization of goodwill included in operating expenses was $25.5 million and $13.4 million in 2001 and 2000, respectively. The pro forma net loss and net loss per share excluding goodwill amortization in prior years is as follows:

	2001	2000
	(in thousands, except per share data)
Pro forma net loss	$(26,440)	$(46,602)
Pro forma net loss per share	$(0.90)	$(1.83)

(3)	In 2000, we adopted SAB 101, which changed the way we recognize upfront implementation fees and related direct incremental implementation costs. Previously, we recognized implementation fee revenue and related costs upon the completion of the implementation process. Under SAB 101, we now defer recognition of certain implementation fee revenue and related direct incremental costs and recognize them ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship, generally between four and five years. The adoption of SAB 101 resulted in a negative cumulative effect adjustment of $2.5 million at January 1, 2000 to reflect the increase in deferred implementation revenue, which was partially offset by the increase in deferred direct implementation costs. Revenue recognized during 2001 and 2000 that was included in the SAB 101 cumulative effect adjustment was $2.4 million and $3.1 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Through December 31, 2003, we managed our business through two reportable segments: Internet banking and lending. On November 25, 2003 we completed our acquisition of Magnet Communications, Inc., a privately held company based in Atlanta, Georgia, for $33.5 million in cash and 1.45 million shares of our common stock with a fair value of $28.5 million. With the acquisition of Magnet, we combined our corporate banking business, which was formerly managed within our Internet banking segment, with the operations of Magnet and now manage our business through three reportable segments: Internet banking, corporate banking and lending. The following segment data has been revised to reflect our three reportable segments. Summarized results of operations for our reportable segments were as follows for the three years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004		2003		2002
	(in thousands)
	Dollars	%	Dollars	%	Dollars	%
Revenues:
Internet banking	$151,873	80	$129,282	84	$109,788	84
Corporate banking (1)	22,942	12	8,360	5	4,753	4
Lending	14,076	8	16,720	11	15,846	12

Total	$188,891	100	$154,362	100	$130,387	100

	Dollars	Margin	Dollars	Margin	Dollars (5)	Margin
Gross profit:
Internet banking	$88,669	58	$70,745	55	$55,856	51
Corporate banking (1)	11,708	51	4,119	49	1,497	32
Lending	4,238	30	6,929	41	6,017	38
Unallocated (2)	—	—	—	—	(436)	—

Total	$104,615	55	$81,793	53	$62,934	48

	Dollars (3)%		Dollars (4)%		Dollars (5)%
Operating expenses:
Internet banking	$34,153	45	$32,024	50	$28,920	40
Corporate banking (1)	10,362	14	2,623	4	1,801	2
Lending	4,201	5	3,675	6	4,131	6
Unallocated (2)	27,712	36	25,861	40	37,577	52

Total	$76,428	100	$64,183	100	$72,429	100

	Dollars	Margin	Dollars	Margin	Dollars	Margin
Net income (loss) from operations:
Internet banking	$54,516	36	$38,721	30	$26,936	25
Corporate banking (1)	1,346	6	1,496	18	(304)	(6)
Lending	37	—	3,254	19	1,886	12
Unallocated (2)	(27,712)	—	(25,861)	—	(38,013)	—

Total	$28,187	15	$17,610	11	$(9,495)	(7)

For the years ended December 31, 2004, 2003 and 2002, no customer comprised more than 10% of total revenues or Internet banking segment revenues. In the corporate banking segment, no customer accounted for more than 10% of segment revenues during the year ended December 31, 2002. For the years ended December 31, 2004, and 2003, two customers and one customer, respectively, accounted for approximately 10% of corporate banking revenues. For the years ended December 31, 2004, 2003, and 2002, one customer accounted for greater than 10% of total lending revenues representing 27%, 27%, and 31%, respectively. We have no significant foreign operations.

Results for 2003 and 2002 have been reclassified to conform to the 2004 presentation as follows: a) prior year Internet banking results have been revised to conform to the 2004 presentation of corporate banking as a separate reportable segment and b) general and administrative expenses have been reclassified to unallocated expenses.

(1)	The operating results of Magnet included in the corporate banking segment for the year ended December 31, 2003 from the acquisition date of November 25, 2003 were as follows: Revenue, $1,256; Gross profit, $685; Operating expenses, $806 and Loss from operations, $121.

(2)	Unallocated expenses include charges that are not included in the measurement of segment profit or loss used internally to manage the segments.

(3)	Unallocated operating expenses include $8,284 of intangible asset amortization and $19,428 of general and administrative expenses.

(4)	Unallocated operating expenses include $5,868 of intangible asset amortization and $19,993 of general and administrative expenses.

(5)	Unallocated gross profit includes $436 of deferred stock-based compensation included in cost of revenues. Unallocated operating expenses include $973 of deferred stock-based compensation, $5,793 of intangible asset amortization, $12,280 of restructuring, asset impairment and other charges, and $18,531 of general and administrative expenses.

A large portion of our Internet banking revenue results from the number of active Internet banking end users at our financial institution clients. Summarized end users, in thousands, at December 31 of each of the last three years were as follows:

	2004		2003		2002
	End Users	Penetration (1)	End Users	Penetration (1)	End Users	Penetration (1)
Potential end users at all sites (3)	36,300	n/a	35,900	n/a	33,400	n/a
Potential end users at live sites	35,000	n/a	34,400	n/a	31,900	n/a
Active Internet banking end users (2)	5,285	15.1%	4,404	12.8%	3,555	11.2%
Bill payment end users	1,003	19.0%	663	15.1%	461	13.0%

(1)	Penetration for active end users is calculated as a percentage of potential end users at live sites. Penetration for bill payment end users is calculated as a percentage of active Internet banking end users.

(2)	Active Internet banking end users are consumers whose basic account information is available online as specified by our contract with the financial institution.

(3)	Includes potential end users at live sites as well as potential end users at financial institutions that are in the implementation process.

Known Trends and Uncertainties

The following discussion identifies known trends and uncertainties currently impacting each of our business segments.

The growth in our Internet banking revenues during the year ended December 31, 2004 was driven primarily by a 20% increase in Internet banking end users and a 51% increase in online bill payment users when compared to December 31, 2003. Revenue from end user growth was partially offset by a slight decrease in the average revenue per end user, due primarily to price discounts experienced at the time of contract renewal (generally once every three to five years) and the effects of tiered pricing incentives in most of our contracts. We expect a continuing modest decline in average monthly revenue per Internet banking end user over the next several years as our base of end users continues to increase and as customers renew their contracts with us.

Our corporate banking revenues for the year ended December 31, 2004 reflect the acquisition of Magnet in November 2003 that has been combined with our existing corporate banking business. Revenues from the acquired corporate banking business during the year ended December 31, 2004 were negatively impacted by unexpected delays in certain professional services projects that have limited our ability to begin new professional services projects from which to generate additional revenues. We also continue to invest significant resources to further develop our corporate banking software for large financial institutions, which increased costs and reduced our resources dedicated to supporting new sales. We believe that these trends will continue for the Magnet business in 2005 and possibly into 2006. Recurring revenue contributions from our outsourced corporate banking products, including the Magnet products hosted in our data center, remained strong and we expect that this performance will continue. We expect to continue to invest substantial amounts in continuing to improve our corporate banking products for large financial institutions.

The decrease in our lending revenues during the year ended December 31, 2004 reflects certain key customer losses, a decrease in the number of lending applications processed, and the continuation of a shift in the number of applications processed from the call center to the Internet. Internet applications result in lower revenue per application compared to applications received through our call center. We expect the Internet channel to continue to increase as a percentage of total loan applications processed in future quarters. We recently introduced Desktop Lender Premium, a new product in the lending division. While the product was rolled out in late 2004, we do not anticipate any significant revenue benefits from this new product until after the latter part of 2005.

Summary of Financial Statement Captions

The following section sets forth a general description of the items that comprise our primary financial statement captions.

Revenues:    We derive revenues primarily from long-term service contracts with our financial institution clients, which pay recurring service fees, based primarily on the number of active end users or end user transactions, or fixed monthly amounts, primarily for hosting and maintaining web sites. We also earn recurring service fee revenue from the annual software maintenance fee billings for the license customers using our corporate banking product. In addition, our revenues include fees earned for implementation services, software license fees, professional services, and other revenues. Revenues from recurring service fees are recognized as services are provided. See “Critical Accounting Policies and Estimates” for a description of our revenue recognition policy. Recurring service fees were over 90% of total revenues in 2004 and 2003, and approximately 90% in 2002.

Cost of Revenues and Gross Profit:    Revenues are reduced by costs of revenues that are comprised primarily of salaries and related personnel expenses, network costs, depreciation and amortization of equipment and software used in providing our service, expenses related to the operation of our data centers and call center, and fees paid to third parties, including bill payment vendors, online statement and check imaging vendors and communication services providers. Cost of revenues also includes the recognition of deferred implementation costs which are recognized ratably over the estimated term of our customer relationships.

Operating Expenses:    We include sales, general and administrative expenses, research and development expenses, amortization of intangibles resulting from acquisitions and restructuring, asset impairment and other charges in operating expenses.

Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources and administrative personnel; sales commissions; and other general corporate expenses. In addition, these expenses include marketing expenses such as trade shows, promotional costs and end user marketing campaigns and payments to core data processing vendors under marketing alliance agreements.

Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of our products and our data processing vendor interface software.

Amortization of intangibles consists of the amortization of identifiable intangible assets resulting from our acquisitions of ATA, ViFi and Magnet.

We recorded restructuring charges of $2.1 million in 2002 as a result of actions taken to optimize our cost structure. As a result of these restructuring activities we reduced space utilized at three facilities, eliminated 57 employee positions and relocated or reassigned 18 employees. In 2002, we also recorded an asset impairment charge of $2.9 million related to computer software and equipment abandoned or removed from service and other charges of $7.3 million including $6.9 million (net of insurance recoveries of $3.1 million) from the settlement of the FundsXpress litigation.

Income Tax (Provision) Benefit:    In the fourth quarter of 2003, we determined that our deferred tax asset valuation allowance was no longer required. This determination was based on an evaluation of positive and negative factors including: our history of achieving operating objectives; the achievement of, and improvement in, sustained operating profitability beginning in the third quarter of 2002; the long-term nature of our contracts and our established customer relationships; future projections of pre-tax income; and the lack of significant limitations on the use of acquired net operating losses. We recognized an income tax benefit of $28.4 million in 2003 including $31.3 million related to reversal of the deferred tax asset valuation allowance at December 31, 2002 partially offset by a net provision for current and deferred Federal and state income taxes of $2.9 million.

For the year ended December 31, 2004, we recorded a provision for income taxes of $12.3 million. This provision represents $11.1 million for current year income tax activity along with a provision of $1.2 million to adjust certain prior year tax amounts as described in the section that follows.

Results of Operations

Certain amounts for the years ended December 31, 2003, and 2002 have been reclassified to conform to the 2004 presentation.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Revenues:    Revenues for the year ended December 31, 2004 were $188.9 million, an increase of 22% from the $154.4 million reported for the same period of the prior year.

The Internet banking division reported revenues of $151.9 million for the year ended December 31, 2004 compared to $129.3 million for the same period last year. This increase of $22.6 million, or 17%, was primarily due to an increased number of active Internet banking end users and bill payment end users within our existing customer base partially offset by a decrease in average revenue per end user. Active Internet banking end users increased 20% from approximately 4.4 million users at December 31, 2003 to approximately 5.3 million users at December 31, 2004. Bill payment end users increased 51% from approximately 663,000 users at December 31, 2003 to approximately 1.0 million users at December 31, 2004.

Revenues generated by the corporate banking division were $22.9 million for the year ended December 31, 2004 compared to $8.4 million for the year ended December 31, 2003. The increase of $14.6 million is primarily attributable to our acquisition of Magnet in November 2003 and, to a lesser extent, organic growth within our historical corporate banking operations.

Revenues related to the lending division for the year ended December 31, 2004 were $14.1 million compared to $16.7 million for the year ended December 31, 2003. This decrease of $2.6 million, or 16%, resulted primarily from certain key customer losses as well as a decrease in applications processed and a continued shift in applications from the call center to the Internet channel which results in lower revenue per application.

Cost of Revenues:    Cost of revenues increased $11.7 million, or 16%, to $84.3 million for the year ended December 31, 2004 from $72.6 million for the same period last year.

Cost of revenues for the year ended December 31, 2004 included $63.2 million related to the Internet banking division compared to $58.5 million for the year ended December 31, 2003. This increase of $4.7 million, or 8%, was primarily due to an increase in third party costs related to our bill pay product that was driven by an increase in online bill payment end users and bill payment transactions.

Cost of revenues for the corporate banking division was $11.2 million for the year ended December 31, 2004, an increase of $7.0 million compared to $4.2 million in the same period last year. The increase is primarily comprised of costs in the current period from Magnet which was acquired in the prior year fourth quarter.

Cost of revenues related to the lending division was $9.8 million for both the year ended December 31, 2004 and 2003. Cost of revenues for the year ending December 31, 2004 include an increase in costs related to our transition to a new product platform offset by decreased personnel and other costs due to fewer applications processed.

Gross Profit:    Gross profit increased $22.8 million, or 28%, from $81.8 million for the year ended December 31, 2003 to $104.6 million for the year ended December 31, 2004. Gross profit margin for the Internet banking division increased to 58% for the year from 55% for the year ended December 31, 2003. The increase in gross profit margin for the Internet banking division is primarily attributable to the leverage in our business model that leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base. The corporate banking gross profit margin increased to 51% in the year ended December 31, 2004 from 49% in the same period last year. This increase reflects an increase in our corporate banking margin for the services hosted in our data centers attributable to an increase in revenues at a greater rate than cost of revenues, partially offset by lower gross margins for the Magnet license and professional services products. Gross profit margin for the lending division decreased to 30% for the year ended December 31, 2004 from 41% for the same period last year. The decrease in gross margin for the lending division is due to the 16% decrease in revenues and the flat cost of revenues discussed above.

Operating Expenses:    Operating expenses were $76.4 million for the year ended December 31, 2004, an increase of $12.2 million, or 19%, from $64.2 million for the prior year. This increase in operating expenses is primarily due to the addition of Magnet sales and research and development expenses, and amortization of acquired intangible assets from the Magnet acquisition during the twelve months ended December 31, 2004 discussed below.

Sales, General and Administrative:    Sales, general and administrative expenses increased $2.0 million, or 5%, from $42.7 million for the year ended December 31, 2003 to $44.7 million for the year ended December 31, 2004. This increase is due to the addition of Magnet sales costs and increased commission expense, severance costs, costs under core data processing vendor marketing alliance agreements, and professional services costs related to compliance with the Sarbanes-Oxley Act. These expense increases were partially offset by decreases in other professional service costs which include costs to recruit and retain our Chairman, President, and CEO in 2003. As a percentage of revenues, sales, general and administrative expenses decreased from 28% for the year ended December 31, 2003 to 24% for the year ended December 31, 2004. The decrease in sales, general and administrative costs as a percentage of revenues primarily reflects the leverage in our business model as revenues increase over a relatively fixed cost base.

Research and Development:    Research and development expenses increased to $23.4 million for the year ended December 31, 2004 from $15.6 million for the prior year. The increase of $7.8 million was primarily due to the addition of Magnet research and development expenses of $6.2 million as well as increases in headcount in other product research and development areas in the year ended December 31, 2004.

Amortization of Intangible Assets:    Amortization of intangible assets was $8.3 million for the year ended December 31, 2004 and $5.9 million for the comparable prior year period. The increase is due to amortization of acquired intangibles from the Magnet acquisition in November 2003.

Interest and Other Income, Net:    Interest and other income, net was $838,000 for the year ended December 31, 2004, an increase of $282,000, compared to $556,000 for the prior year. This increase was primarily due to an increase in interest income as result of higher rates of return on our cash and investment balances and larger amounts invested.

Benefit (Provision) for Income Taxes:    During the twelve months ended December 31, 2004, we recorded a provision for income taxes of $12.3 million compared to an income tax benefit for 2003 of $28.4 million. The current year provision reflects a tax rate of 38% and a tax adjustment related to certain amounts recorded in 2003 of $1.2 million to reduce the carrying value of certain of our deferred tax assets, to establish tax contingency reserves and to reduce the tax benefit recorded to equity. For the year ended December 31, 2003, we recorded an income tax benefit for 2003 of $28.4 million comprised of $31.3 million related to the release of our deferred tax asset valuation allowance partially offset by a net provision for current and deferred federal and state income taxes of $2.9 million.

For 2005, we expect that we will have an effective tax rate of 38%. As discussed in “Liquidity and Capital Resources,” we do not expect to make significant cash tax payments until 2007 at the earliest due to utilization of our net operating loss and research and development carry-forwards to offset our current income tax liabilities.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Revenues:    Revenues for the year ended December 31, 2003 were $154.4 million, an increase of 18% from $130.4 million for the prior year. Revenues for 2003 include $1.3 million from the acquisition of Magnet.

The Internet banking division generated revenues of $129.3 million for the year ended December 31, 2003 compared to $109.8 million for the prior year. Internet banking represented 84% of total revenues in both years. The increase of $19.5 million, or 18%, for the year ended December 31, 2003, was primarily due to an increased number of active end users driven by an increased penetration rate within our existing customer base. During 2003, active Internet banking end users increased 24% to approximately 4.4 million at December 31, 2003 from approximately 3.6 million at December 31, 2002.

The corporate banking division generated revenues of $8.4 million for the year ended December 31, 2003, an increase of $3.6 million compared to $4.8 million in the prior year. This increase includes revenues from

Magnet of $1.3 million from the acquisition date of November 25, 2003. The increase in organic corporate banking revenues is due primarily to an increase in business end users.

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

Cost of Revenues:    Cost of revenues for the year ended December 31, 2003 were $72.6 million, an increase of 8%, from $67.5 million in the prior year. Cost of revenues includes $436,000 of deferred stock-based compensation expense in 2002 that has not been allocated to an operating segment.

Cost of revenues for the year ended December 31, 2003 includes $58.5 million related to the Internet banking division compared to $53.9 million for the prior year. This increase of $4.6 million, or 9%, was primarily due to the cost to service additional end user transactions. The percentage increase for Internet banking cost of sales was smaller than the increase in the corresponding revenues due to our high concentration of fixed costs as discussed in the “Gross Profit” section below.

Cost of revenues for the corporate banking division was $4.2 million in 2003 compared to $3.3 million in 2002. This increase of $985,000 includes $571,000 of Magnet costs from the acquisition date of November 25, 2003 and also reflects our higher concentration of fixed costs as discussed in the “Gross Profit” section below.

Cost of revenues for the lending division for the years ended December 31, 2003 and 2002 remained constant at $9.8 million reflecting the shift from higher cost call center applications to lower cost Internet applications as the volume of transactions increased.

Gross Profit:    Gross profit increased to $81.8 million for the year ended December 31, 2003 from $62.9 million for the prior year. Gross profit margin for the Internet banking division increased to 55% for the year ended December 31, 2003 from 51% for the prior year. Gross profit margin for the corporate banking division increased to 49% in 2003 compared to 32% in 2002. The increase in gross profit margin for both the Internet banking and corporate banking divisions is primarily attributable to the leverage in our business model that leads to a higher gross profit margin as revenues increase above our relatively fixed cost base. Gross profit margin for the lending division increased to 41% for the year ended December 31, 2003 from 38% for the prior year. The increase in gross profit margin for the lending division reflects the increase in revenues while costs remained flat due to the larger proportion of Internet applications discussed above.

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

Amortization of Intangible Assets:    Amortization of intangible assets increased to $5.9 million for the year ended December 31, 2003 from $5.8 million for the year ended December 31, 2002. This increase is primarily due to one month’s amortization of intangible assets created as a result of the acquisition of Magnet.

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

Restructuring, Asset Impairment and Other Charges:    We recorded restructuring charges of $2.1 million in 2002 and $3.3 million in 2001. As a result of these restructuring activities we closed one facility, reduced space utilized at three facilities, eliminated 115 employee positions and relocated or reassigned 18 employees. In 2002, we also recorded an asset impairment charge of $2.9 million related to computer software and equipment abandoned or removed from service and other charges of $7.3 million including $6.9 million (net of insurance recoveries of $3.1 million) from the settlement of the FundsXpress litigation.

Income Tax Benefit, Net:    For the year ended December 31, 2003, we recorded an income tax benefit of $28.4 million comprised of $31.3 million related to the release of our deferred tax asset valuation allowance partially offset by a net provision for current and deferred federal and state income taxes of $2.9 million.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•	Revenue Recognition Policy. The following sections set forth the revenue recognition policy for our primary sources of revenue as well as the accounting policies followed for certain other revenue arrangements.

Application service provider revenues.    We earn revenues from application service provider (“ASP”) arrangements for which we host our customers’ Internet banking, corporate banking and lending applications. Revenues are earned for upfront fees for implementation services and amounts billed for recurring monthly services. We recognize revenue from ASP arrangements in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Under SAB 104, we recognize revenues when fees are fixed and determinable, no obligations remain related to the earned fees and collection of the related receivable is reasonably assured. Under EITF 00-21, we allocate revenues in arrangements with multiple deliverables to each qualifying separate unit of accounting based on either their relative fair values or the fair value of the undelivered elements. Fair value is determined by the prices charged when the element is sold separately or other specific objective evidence.

We defer recognition of certain implementation fee revenue, which includes set up fees for each service element and mandatory training, that are not the culmination of a separate earnings process and recognize them ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship, generally between four and five years. We also defer the recognition of the related direct incremental implementation costs and recognize them ratably over the same period. Recurring service fees are billed on a monthly basis and are based on the number of end users, end user transactions, or a flat monthly fee. Revenue from recurring service fees are recognized as services are provided.

Arrangements with data processing vendors.    We have joint sales and marketing agreements with several data processing software vendors of our financial institution clients. Generally, we pay a recurring referral fee to these data processing software vendors based on fees billed by us to our financial institution customers for the services provided by us. Under these arrangements, we are the primary obligor, perform all services, establish prices charged to the financial institution for our services, and bear all performance and collection risks. Because of these factors, we recognize revenue under these arrangements based on the gross amount earned from the customer in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The referral fees earned by the data processing software vendors are recognized as incurred in sales, general and administrative expenses.

We bill two data processing software vendors directly for the services provided by us to financial institution customers. Under these arrangements, the data processing vendor sets the actual price charged to the financial institution, bundles our services with other vendor services, performs administrative functions including billing, and bears all collection risk. Because of these factors, we recognize the revenue under these arrangements based on the net revenue earned from the data processing vendor in accordance with EITF No. 99-19.

Third party service provider arrangements.    We have agreements with third party vendors to resell the services of those third party vendors to our financial institution customers. These services include bill payment, online statement, and check imaging services. We are obligated to provide these services to our customers and there is no contractual arrangement between the third party vendors and our customers. In addition, we price these services independent of the amounts billed by the third party vendors to us and we bear all collection risk for the amounts billed to our customers. In accordance with EITF No. 99-19, amounts earned from our customers from the resale of these services are recorded as revenue on a gross basis and the costs incurred from the third party service providers are recorded as cost of revenues in the accompanying consolidated statements of operations.

Software license revenues.    Revenue from the sale of software licenses is recognized in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions”. For arrangements that require significant production, modification, or customization of software, we apply the provisions of Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is derived from the sale of software licenses, professional services, and customer support (maintenance). Revenue is allocated to each element of the arrangement based on the fair value of undelivered elements based on prices charged when the elements are sold separately. Revenue is recognized upon delivery if there is evidence of an arrangement, collection of the fee is reasonably assured and the fee is fixed or determinable.

Fees for software licenses and professional services are typically billed under fixed-price arrangements. Revenues derived from license and professional service fees that require significant production, modification, or customization of the software is recognized using the percentage-of-completion method. The percentage-of-completion is measured by the percentage of labor effort incurred to date to estimated total labor effort to complete the delivery of each license. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Revenues to provide professional services on a time-and-materials basis to software license customers are recognized as the related services are performed.

Maintenance revenue is earned for providing technical support and software updates on a when-and-if available basis. We recognize all maintenance revenue ratably over the applicable maintenance period. We determine the amount of maintenance revenue to be deferred through reference to maintenance renewal provisions contained in the agreement or, in the absence of such renewal provisions, through reference to vendor specific objective evidence of maintenance renewal rates.

Other revenues.    Other revenues are derived from web site design; optional training services; and other optional products or services purchased separately by customers, which represents the culmination of a separate earnings process. We also earn revenue for early termination fees when customers terminate their services prior to the expiration date of their service contract. These other revenues are recognized when the fees are fixed and determinable, no obligations remain related to the earned fees and collection of the related receivable is reasonably assured.

•	Allowance for Doubtful Accounts. We maintain an allowance for billing adjustments for the resolution of potential billing disputes and an allowance for estimated losses associated with the potential inability of our customers to make required payments. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when necessary. The estimate of the amount of receivables we will not be able to collect requires judgment and is based on factors including our historical loss and billing adjustment experience, current market conditions, the nature of any current billing disputes and the financial health of specific customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, or our current loss profile was to change, additional allowances may be required. Receivables are charged against the allowance when management believes the uncollectibility of a receivable balance, or portion thereof, has been confirmed.

•	Income Taxes. We use the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on differences between the financial statement and tax basis of assets and liabilities, and are measured at the enacted tax rates that will be in effect when those differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to 2003, we had determined it was more likely than not that our deferred tax assets were not realizable. Accordingly, we fully reserved our deferred tax assets to reflect our history of operating losses and the inherent uncertainties surrounding future profitability. In the fourth quarter of 2003, based on our history of achieving operating objectives, the achievement of operating profitability beginning in the third quarter of 2002, our projections of future taxable income and tax planning strategies, the long-term nature of our contracts and our established customer relationships, and the lack of significant limitations on the use of acquired net operating losses, we determined that it is more likely than not that we will be able to realize our deferred tax assets. At December 31, 2004, we have deferred tax assets of $48.0 million. Should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made. We maintain an income tax contingency reserve for differences between the as-filed and book basis of certain tax assets. The income tax contingency reserve was $4.0 million and $1.8 million at December 31, 2004 and 2003, respectively.

•

Impairment of Goodwill, Intangible Assets and Long-Lived Assets.    We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets in accordance with SFAS No. 142 and SFAS No. 144, both adopted on January 1, 2002, which generally require us to assess these assets for recoverability at least annually or when events or circumstances indicate a potential impairment. We use the fair value method to assess the recoverability of our goodwill and have three reporting units, Internet banking, corporate banking, and lending. We use the undiscounted cash flows method to assess the recoverability of our identifiable intangible assets and other long-lived assets. We recorded a goodwill impairment charge of $29.0 million upon adoption of SFAS No. 142 in the first quarter of 2002. Future impairment assessments could result in additional impairment charges that would further reduce the carrying values of these assets.

•	Contingencies and Litigation. We evaluate contingent liabilities, including threatened or pending litigation and potential disputes related to tax positions, in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and, in some instances, based in part on the advice of outside legal counsel.

Liquidity and Capital Resources

At December 31, 2004, we had cash and cash equivalents of $64.7 million, short-term investments of $34.8 million and $17.8 million of long-term investments. Our investments are comprised of readily marketable commercial paper, corporate debt, U.S. government agency securities, and auction rate debt and preferred securities. For financial statement presentation, we classify our investments as short-term and long-term based upon their maturity dates. Short-term investments primarily mature within one year of the date of the financial statements and long-term investments mature between one and two years from December 31, 2004. We classify auction rate securities with maturity dates of more than one year as short-term investments as the established interest rate reset periods are less than one year.

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

As of December 31, 2004, we had net operating loss carry-forwards for federal and state tax purposes of $116.3 million and $50.9 million, respectively. The net operating loss carry-forwards will begin to expire in 2005 for federal and state tax purposes. Under the provisions of the Internal Revenue Code of 1986, as amended, certain substantial changes in ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income. At December 31, 2004, we are limited as to the amount of the net operating loss carry-forward related to the Magnet acquisition we are able to utilize per year. We anticipate that we will be able to utilize the full amount of the Magnet net operating loss carry-forwards prior to the expiration of the utilization period. We also had research and other credit carry-forwards for federal and state tax purposes of $6.0 million and $3.6 million, respectively. The research and other credit carry-forwards will begin to expire in 2011 for federal income tax purposes; however, these credits do not expire for state income tax purposes. Although we will provide for income taxes at an effective tax rate of 38% in 2005, we do not expect to make significant cash tax payments until 2007 as we utilize these carry-forwards to offset our current income tax liabilities.

In January 2005, we renewed and amended our agreement with a bank for a $20 million revolving credit commitment through October 2005. The interest rate on this facility is equal to either (1) the bank’s prime rate; or (2) LIBOR plus 1.75%. We may draw down against this facility by electing either the bank’s prime rate or LIBOR for specified 1-month, 2-month, 3-month, or 6-month LIBOR terms. As of December 31, 2002, $6.8 million was outstanding under our bank facility that was repaid on January 31, 2003. There were no amounts outstanding under our bank facility as of December 31, 2004 or December 31, 2003. The Revolver includes covenants that require us to (i) maintain a tangible net worth of not less than $80.0 million at all times, (ii) maintain positive quarterly operating income of not less than $3,000,000, and (iii) maintain a ratio of current assets to current liabilities of greater than 1.50 to 1.0. We were in compliance with the covenants at December 31, 2004.

Cash provided by operating activities for the year ended December 31, 2004 was $48.9 million, an increase of $14.9 million compared to $34.0 million for the year ended December 31, 2003. The increase in cash from operations was primarily the result of our operating income of $28.2 million during the year ended December 31, 2004 as compared to $17.6 million for the year ended December 31, 2003. Cash provided by operations for the year ended December 31, 2003 also included the payment of a litigation settlement, net of insurance recoveries, of $6.9 million.

Cash provided by operating activities for the year ended December 31, 2002 was $18.9 million. The improvement in 2003 as compared to 2002 of $15.2 million was primarily the result of our operating income of $17.6 million during the year ended December 31, 2003 as compared to our loss from operations of $9.5 million including restructuring, asset impairment, and other charges of $12.3 million for the year ended December 31, 2002. The increase in cash provided by operating activities in 2003 due to improved operating results was partially offset by the $6.9 million litigation settlement payment discussed above.

Cash used in investing activities for the year ended December 31, 2004 was $28.3 million, compared to $47.7 million for the year ended December 31, 2003. The decrease in cash used in investing activities in 2004 was primarily due to a decrease in acquisition payments of $30.6 million offset by an increase in net purchases of investments of $9.5 million. Cash provided by investing activities for the year ended December 31, 2002 was $13.1 million. The decrease in cash from investing activities in 2003 compared to 2002 is due to a decrease of cash proceeds from investments of $33.8 million and an increase in acquisition payments of $27.1 million.

Cash provided by financing activities was $8.4 million for the year ended December 31, 2004, compared to $1.2 million for the year ended December 31, 2003. The increase in cash from financing activities in 2004 was due to a $2.4 million increase in cash from the issuance of common stock and a decrease in debt repayments of $8.6 million. These increases in cash from financing activities in 2004 were partially offset by cash used to repurchase treasury stock of $3.8 million. The increase in cash provided by financing activities in 2003 compared to 2002 was primarily due to an increase in proceeds from the issuance of common stock of $2.6 million partially offset by an increase in debt repayments of $2.0 million.

We have no off-balance sheet arrangements. As of December 31, 2004, we had no material commitments other than our operating leases and minimum vendor commitments. Our commitments under these obligations are as follows:

	Payment Schedule
	Total	2005	2006	2007	2008	2009	Thereafter
	(in thousands)
Operating leases	$13,899	$3,780	$2,395	$1,976	$1,663	$1,777	$2,308
Minimum vendor commitments	1,520	868	572	80	—	—	—

Total obligations	$15,419	$4,648	$2,967	$2,056	$1,663	$1,777	$2,308

Future capital requirements will depend upon many factors, including the timing of research and product development efforts, any expansion of our marketing efforts, purchases of our common stock and any acquisitions. We expect to continue to expend significant amounts on ongoing research and development, computer and related data center equipment, and personnel. We believe that our cash, cash equivalents, investments and our funds from operations will be sufficient to satisfy our cash requirements for the foreseeable future.

New Accounting Standards

In July 2004, the Emerging Issues Task Forces (“EITF”) published its consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (EITF) Issue 03-1-b, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1-a. We will continue to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

In December 2003, the SEC issued SAB No. 104, “Revenue Recognition.” SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2003 had no material impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB revised SFAS No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for annual or interim periods beginning after June 15, 2005.

We will adopt the provisions of SFAS 123R effective July 1, 2005 using a modified prospective application. Under modified prospective application, SFAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. While we expect that SFAS 123R will increase our stock-based compensation expense, we have not completed our evaluation of SFAS 123R and have not quantified its effect.

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

An increase or decrease in market interest rates by 10% as of December 31, 2004 would not cause a significant change in the fair value of our investments. Although the fair value of investments may change due to interest rate fluctuations, we have historically held our investments to maturity, which reduces the overall risk of changes in the fair value of our investments.

We are also exposed to the impact of interest rate changes as they affect our revolving credit commitment. The interest rate charged on our bank facility varies with the bank’s prime rate or LIBOR and, consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the facility. As of December 31, 2004, we had no amounts outstanding under our bank facility.

We are not exposed to foreign currency risk since all revenues and expenses are in U.S. dollars.

There were no significant changes to our market risk in 2004.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are submitted as a separate section of this Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements with accountants on accounting and financial disclosure have occurred during the two most recent fiscal years.

On March 26, 2004, our board and its audit committee engaged Deloitte & Touche LLP to serve as the company’s independent registered public accounting firm for the year ending December 31, 2004. PricewaterhouseCoopers, LLP previously served as our independent registered public accounting firm until March 22, 2004. From January 1, 2002 through March 22, 2004, we did not consult with Deloitte & Touche LLP regarding any of the following:

1.	The application of accounting principles to a specified transaction, either completed or proposed;

2.	The type of audit opinion that might be rendered on our financial statements, and one of the following was provided to us by Deloitte & Touche LLP: (a) a written report, or (b) oral advice that Deloitte & Touche LLP concluded was an important factor considered by the company in reaching a decision as to an accounting, auditing or financial reporting issue;

3.	Any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K; or

4.	A reportable event, as that item is defined in Item 304(a)(1)(v) of Regulation S-K.

The reports of our former independent registered public accounting firm, PricewaterhouseCoopers, LLP, on our financial statements for 2002 and 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for 2002 and 2003 and through March 22, 2004, there have been no disagreements with PricewaterhouseCoopers, LLP on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers, LLP would have caused it to make reference thereto in its reports on the financial statements for such years. From January 1, 2002 through March 22, 2004, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

We provided PricewaterhouseCoopers, LLP with a copy of the foregoing disclosures. A copy of PricewaterhouseCoopers, LLP’s letter, dated March 26, 2004, stating its agreement with such statements, is incorporated by reference to Exhibit 16.1 attached to the Current Report on Form 8-K filed with the SEC on March 26, 2004.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them, in a timely manner, to material information to be included in our periodic SEC filings.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. In accordance with the Sarbanes-Oxley Act of 2002, management makes the following assertions:

•	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

•	Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we did not maintain effective internal control over the preparation of our income tax provision calculation. During the audit of our financial statements, certain errors were identified which required correction in the calculation of our income tax provision and related deferred tax asset and tax contingency reserve accounts. The errors, which were not material in the aggregate, were corrected prior to our earnings press release dated February 17, 2005 and our filing of this Form 10-K. These errors were the result of a deficiency in the operation of controls requiring the reconciliation of the components of our income tax provision calculation to appropriate supporting documentation. This deficiency results in a more than remote likelihood that a material misstatement to our income tax provision and related deferred tax asset and tax contingency reserve accounts in the annual or interim financial statements will not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness. Because of this material weakness, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report (which expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2004) in section (d) of Item 9A.

(c) Changes in Our Controls

In connection with the material weakness described in Management’s Report on Internal Control Over Financial Reporting, we are in the process of modifying our controls over the preparation of our income tax calculations. This remediation process includes hiring a Director of Tax to prepare the income tax calculations and engaging external tax advisors to review the accuracy of the Company’s income tax calculations.

Other than as described in the prior paragraph, there has been no significant change in our internal controls over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Our internal controls over financial reporting are designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote such conditions may be.

(d)	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Digital Insight Corporation

Calabasas, California

We have audited management’s assessment, included in Management’s Report on Internal Controls Over Financial Reporting that Digital Insight Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: Certain errors, which were not material in the aggregate, were identified in the Company’s income tax provision calculation. These errors resulted from a deficiency in the operation of controls requiring the reconciliation of the components of the Company’s income tax provision calculation to appropriate supporting documentation. This deficiency results in a more than remote likelihood that a material misstatement to the Company’s income tax provision and related deferred tax asset and tax contingency reserve accounts in the annual or interim financial statements will not be prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 16, 2005

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the sections and subsections entitled (1) “Proposal One: Election of Directors,” (2) “Information Regarding Directors and Executive Officers” and (3) “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

We have adopted a code of ethics and business conduct that applies to our employees, including our principal executive officers, chief financial officer, general counsel and controller, and our directors. Among other matters, the code establishes standards designed to deter wrongdoing and promote honest and ethical conduct. We have also amended our Audit Committee and Compensation Committee Charters and have formally adopted a charter for our Nominating and Corporate Governance Committee taking into account the new rules and standards. Our committee charters and our code of ethics and business conduct may be accessed without charge through our website at http://www.digitalinsight.com or by writing to us at:

Digital Insight Corporation

26025 Mureau Road

Calabasas, California 91302

Attn: Investor Relations

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled (1) “Executive Compensation,” (2) “Meetings and Compensation of Directors,” (3) “Committees of the Board of Directors,” and (4) “Compensation Committee Report” contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information related to security ownership of certain beneficial owners and management required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners” contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column of this table)
Equity compensation plans approved by security holders	4,129,182		$20.30	2,765,124	(1)(2)(3)
Equity compensation plans not approved by security holders	827,885	(4)	$20.79	536,204	(5)

Total	4,957,067		$20.38	3,301,328

(1)	Includes 602,607 shares of our common stock reserved under the Digital Insight 1997 Stock Plan and 1,404,637 shares reserved for the Digital Insight 1999 Stock Plan. Shares authorized for issuance in connection with the 1999 Stock Plan are subject to an annual increase of the lesser of (a) 750,000 shares, (b) five percent (5%) of the outstanding shares on such date, or (c) a lesser amount determined by our board of directors.

(2)	Includes 709,423 shares of our common stock reserved under the Digital Insight Corporation 1999 Employee Stock Purchase Plan, or ESPP. Shares authorized for issuance in connection with the ESPP are subject to an annual increase of the lesser of (a) 300,000 shares, (b) two percent (2%) of the outstanding shares, or (c) a lesser amount determined by our board of directors.

(3)	Includes 48,457 shares of our common stock reserved under the 2001 Non-Employee Director Stock Option Plan. Shares authorized for issuance in connection with the 2001 Non-Employee Director Stock Option Plan are subject to an annual increase of the lesser of (a) 50,000 shares, (b) one-tenth of one percent (1/10%) of the outstanding shares on such date or (c) a lesser amount determined by our board of directors.

(4)	Includes 675,000 shares of our common stock reserved for issuance upon exercise of an option granted to Jeffrey E. Stiefler upon his appointment as our new Chairman, President and CEO in August 2003.

(5)	Consists of 193,497 shares of our common stock reserved under the 1View Stock Option Plan we assumed upon the acquisition of 1View on June 21, 2000; 214,427 shares of our common stock reserved under the AnyTime Access Stock Option Plan we assumed upon the acquisition of ATA on July 31, 2000; and 128,280 shares of our common stock reserved under the Virtual Financial Stock Option Plan we assumed upon the acquisition of ViFi on January 28, 2002. We do not intend to grant any additional options under these plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Audit Committee Report,” contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

The financial statements are submitted as a separate section of this Annual Report beginning on page F-1.

The financial statement schedule is submitted as part of the financial information included within the financial statements or notes thereto.

(b)  Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number		Description

3.1		Third Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect. (1)

3.2		Restated Bylaws of the Registrant and Amendments One through Eight thereto, as currently in effect. (13), (15), (17)

4.1		Specimen Common Stock Certificate. (17)

4.2		Comdisco, Inc. Warrants. (7)

4.3		Silicon Valley Bank Warrant. (7)

4.4		Heidrick & Struggles, Inc. Warrant. (15)

10.1	*	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers. (1)

10.2	*	1997 Stock Plan. (1)

10.3	*	1999 Stock Plan and related agreements. (1)

10.4	*	First, Second and Third Amendments to 1999 Stock Plan. (9)

10.5	*	1999 Stock Plan, as amended, of 1View Network Corporation. (4)

10.6	*	1997 Stock Plan, as amended, of AnyTime Access, Inc. (6)

10.7	*	2001 Non-Employee Directors Stock Option Plan, as amended, by the First and Second Amendments. (8), (9), (10)

10.8	*	Virtual Financial Services, Inc. 2000 Stock Option and Incentive Plan. (11)

10.10	*	1999 Employee Stock Purchase Plan and related agreements. (1)

10.11		Standard Office Lease for Calabasas facility dated August 4, 1997, by and between Arden Realty Limited Partnership and the Registrant. (1)

10.12		Third Amendment dated May 23, 2003 to the Calabasas Standard Office Lease between Arden Realty Finance III, LLC and the Registrant. (17)

10.13		Standard Office Lease for the Westlake Village facility dated as of March 6, 2000, by and between Arden Realty Finance Partnership, L.P. and the Registrant. (3)

10.14		Second Amendment dated May 23, 2003 to the Westlake Village Standard Office Lease between Arden Realty Finance Partnership, L.P. and the Registrant. (17)

10.15		Sublease Agreement, dated November 23, 1999, as amended, between Antec Corporation and nFront, Inc. (5)

10.16		Credit Agreement dated October 25, 2002 between City National Bank and the Registrant. (13)

Exhibit Number		Description

10.17		First Amendment dated October 31, 2003 to Credit Agreement between City National Bank and the Registrant. (17)

10.18		Second Amendment dated October 29, 2004 to Credit Agreement between City National Bank and the Registrant. (18)

10.19		Third Amendment dated January 26, 2005 to Credit Agreement between City National Bank and the Registrant. Filed herewith.

10.20		Shareholder Agreement, dated as of May 13, 1998, as amended. (2)

10.21		Stockholder Agreement dated January 3, 2002. (12)

10.22		Registration Rights Agreement dated November 25, 2003 between the Registrant and the parties named therein. (17)

10.23	*	Employment Agreement between the Registrant and Jeffrey Stiefler. (15)

10.24	*	Amendment One to Employment Agreement dated December 2, 2004 between Jeffrey Stiefler and the Registrant. (19)

10.26	**	Electronic Commerce Service Agreement by and between the Registrant and CheckFree Services Corporation. (18)

10.27	**	Bill Payment Services Reseller Agreement between Metavante and the Registrant dated February 28, 2001. (9)

10.28	**

First Amendment dated October 5, 2001 and Second Amendment dated effective July 1, 2003 to the Bill Payment Services Reseller Agreement between Metavante and the Registrant dated February 28, 2001. (14)

14.1		Code of Ethics. (16)

21.1		Subsidiaries of the Registrant. (17)

23.1		Consent of Deloitte & Touche LLP. Filed herewith.

23.2		Consent of PricewaterhouseCoopers, LLP. Filed herewith.

31.1		Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2		Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1		Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2		Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Management contract or compensatory plan or arrangement.

**	Confidential Treatment has been approved for a portion of these documents.

1	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-81547), which was declared effective on September 30, 1999.

2	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

3	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

4	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-41044), which was filed with the SEC on July 10, 2000.

5	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1A (File No. 333-41196), which was declared effective on August 1, 2000.

6	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-43636), which was filed with the SEC on August 11, 2000.

7	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

8	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the SEC on March 23, 2001.

9	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

11	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-8 (File 333-82066), which was filed with the SEC on February 4, 2002.

12	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K dated February 5, 2002.

13	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

14	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

15	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

16	See Part III, Item 10.

17	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

18	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

19	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K dated December 3, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 16, 2005

DIGITAL INSIGHT CORPORATION

By:	/s/ JEFFREY E. STIEFLER
Jeffrey E. Stiefler Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JEFFREY E. STIEFLER Jeffrey E. Stiefler	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ PAUL J. PUCINO Paul J. Pucino	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ HENRY DENERO Henry DeNero	Director	March 16, 2005

/s/ JOHN DORMAN John Dorman	Director	March 16, 2005

/s/ MICHAEL HALLMAN Michael Hallman	Director	March 16, 2005

/s/ JAMES MCGUIRE James McGuire	Director	March 16, 2005

/s/ ROBERT NORTH Robert North	Director	March 16, 2005

/s/ GREG SANTORA Greg Santora	Director	March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Digital Insight Corporation:

Calabasas, California

We have audited the accompanying consolidated balance sheet of Digital Insight Corporation (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index to Consolidated Financial Statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2004 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Digital Insight Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Digital Insight Corporation and subsidiaries (the “Company”) at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on the index and appearing on page F-34 for each of the two years in the period ended December 31, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    PRICEWATERHOUSECOOPERS, LLP

Los Angeles, California

February 19, 2004, except for Note 15 as to which the date is September 16, 2004.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$64,682	$35,674
Short-term investments	34,787	33,661
Accounts receivable, net of allowance for doubtful accounts of $1,274 and $1,162	27,483	22,333
Accumulated implementation costs	2,662	3,689
Deferred tax asset, net	18,665	15,377
Prepaid and other current assets	2,499	2,644

Total current assets	150,778	113,378
Property and equipment, net of accumulated depreciation and amortization of $58,244 and $48,589	22,818	27,586
Goodwill	136,382	136,088
Intangible assets, net of accumulated amortization of $30,997 and $22,713	17,173	25,457
Accumulated implementation costs	2,810	3,684
Long-term investments	17,785	1,007
Deferred tax asset, net	29,318	41,324
Other assets	192	288

Total assets	$377,256	$348,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,493	$6,427
Accrued compensation and related benefits	4,952	5,428
Customer deposits and deferred revenue	14,030	12,758
Accrued expenses and other liabilities	6,934	10,512
Tax contingency reserve	3,994	1,770

Total current liabilities	37,403	36,895
Customer deposits and deferred revenue	6,772	5,446

Total liabilities	44,175	42,341

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock; $.001 par value, 100,000,000 shares authorized; 36,045,211 shares issued and 35,813,011 shares outstanding at December 31, 2004 and 34,913,321 shares issued and outstanding at December 31, 2003	36	35
Additional paid-in capital	451,080	437,086
Treasury stock, at cost; 232,200 shares	(3,812)	—
Deferred stock-based compensation	(542)	(246)
Accumulated deficit	(113,681)	(130,404)

Total stockholders’ equity	333,081	306,471

Total liabilities and stockholders’ equity	$377,256	$348,812

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2004	2003	2002
Revenues	$188,891	$154,362	$130,387
Cost of revenues (including amortization of stock-based compensation of $436 for 2002)	84,276	72,569	67,453

Gross profit	104,615	81,793	62,934

Operating expenses:
Sales, general and administrative (including amortization of stock-based compensation of $740, $62 and $841)	44,709	42,684	38,187
Research and development (including amortization of stock-based compensation of $132 for 2002)	23,435	15,631	16,169
Amortization of intangible assets	8,284	5,868	5,793
Restructuring, asset impairment, and other charges	—	—	12,280

Total operating expenses	76,428	64,183	72,429

Income (loss) from operations	28,187	17,610	(9,495)
Interest and other income, net	838	556	600

Income (loss) before cumulative effect of change in accounting method and income tax provision (benefit)	29,025	18,166	(8,895)
Income tax provision (benefit)	12,302	(28,428)	—

Income (loss) before cumulative effect of change in accounting method	16,723	46,594	(8,895)
Cumulative effect of change in accounting method	—	—	(29,036)

Net income (loss)	$16,723	$46,594	$(37,931)

Basic income (loss) per share before cumulative effect of change in accounting method	$0.47	$1.41	$(0.28)
Per share cumulative effect of change in accounting method	—	—	(0.91)

Basic net income (loss) per share	$0.47	$1.41	$(1.19)

Diluted income (loss) per share before cumulative effect of change in accounting method	$0.47	$1.38	$(0.28)
Per share cumulative effect of change in accounting method	—	—	(0.91)

Diluted net income (loss) per share	$0.47	$1.38	$(1.19)

Shares used to compute basic net income (loss) per share	35,364	32,991	31,984
Shares used to compute diluted net income (loss) per share	35,860	33,700	31,984

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Shares	Treasury Stock, at cost	Stockholder’s Note Receivable	Deferred Stock-Based Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2001	29,638,479	$30	$337,461	—	—	$(124)	$(1,409)	$(139,067)	$196,891
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,409	—	1,409
Issuance of common stock and options in acquisition of ViFi	1,901,907	1	41,955	—	—	—	—	—	41,956
Proceeds from other issuances of common stock	169,993	—	1,488	—	—	—	—	—	1,488
Interest on stockholder’s note	—	—	—	—	—	(6)	—	—	(6)
Payment on stockholder’s note	—	—	—	—	—	130	—	—	130
Stock options exercised	724,777	1	5,725	—	—	—	—	—	5,726
Net loss	—	—	—	—	—	—	—	(37,931)	(37,931)

Balance at December 31, 2002	32,435,156	32	386,629	—	—	—	—	(176,998)	209,663
Issuance of common stock in acquisition of Magnet	1,448,335	2	28,487	—	—	—	—	—	28,489
Proceeds from other issuances of common stock	160,699	—	1,619	—	—	—	—	—	1,619
Stock options exercised	869,131	1	8,161	—	—	—	—	—	8,162
Tax benefit on stock options exercised	—	—	11,537	—	—	—	—	—	11,537
Fair value of warrants issued	—	—	345	—	—	—	—	—	345
Modification of stock options	—	—	308			—	(308)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	62	—	62
Net income	—	—	—	—	—	—	—	46,594	46,594

Balance at December 31, 2003	34,913,321	35	437,086	—	—	—	(246)	(130,404)	306,471
Stock options exercised	847,393	1	9,728	—	—	—	—	—	9,729
Issuance of restricted stock	34,000	—	560	—	—	—	(560)	—	—
Reclassification of tax benefit on stock options exercised (Note 9)	—	—	(1,748)	—	—	—	—	—	(1,748)
Tax benefit on stock options exercised	—	—	2,500	—	—	—	—	—	2,500
Proceeds from other issuances of common stock	250,497	—	2,478	—	—	—	—	—	2,478
Purchase of treasury stock, at cost	—	—	—	(232,200)	(3,812)	—	—	—	(3,812)
Modification of stock options	—	—	476	—	—	—	(476)	—	—
Amortization of deferred stock-based compensation		—	—	—	—	—	740	—	740
Net income	—	—	—	—	—	—	—	16,723	16,723

Balance at December 31, 2004	36,045,211	$36	$451,080	(232,200)	$(3,812)	$—	$(542)	$(113,681)	$333,081

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$16,723	$46,594	$(37,931)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	8,247	(34,682)	—
Income tax benefit on stock options exercised	2,500	4,405	—
Fair value of warrants granted to service providers	—	345	—
Cumulative effect of change in accounting method	—	—	29,036
Depreciation and amortization of property and equipment	13,528	12,969	12,528
Amortization of deferred stock-based compensation	740	62	1,409
Amortization of intangible assets	8,284	5,868	5,793
Interest income on stockholder’s note	—	—	(6)
Restructuring, asset impairment and other charges, net of cash paid	—	110	9,995
Loss on disposition of property and equipment	551	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,150)	2,187	2,387
Accumulated implementation costs	1,901	1,945	1,956
Prepaid and other current assets	145	3,682	422
Other assets	157	782	279
Accounts payable	1,066	217	1,301
Accrued compensation and related benefits	(476)	(1,341)	(4,252)
Customer deposits and deferred revenue	2,598	(1,447)	(2,923)
Other accruals and liabilities	(1,883)	(7,651)	(1,099)

Net cash provided by operating activities	48,931	34,045	18,895

Cash flows from investing activities:
Net maturities (purchases) of investments	(17,904)	(8,419)	25,385
Purchase of property and equipment	(9,371)	(7,680)	(7,723)
Acquisition payments, net of cash received	(1,043)	(31,629)	(4,518)

Net cash (used in) provided by investing activities	(28,318)	(47,728)	13,144

Cash flows from financing activities:
Net borrowings (repayments) of debt	—	(8,554)	(6,587)
Acquisition of treasury stock	(3,812)	—	—
Proceeds from issuance of common stock	12,207	9,781	7,214
Repayment of stockholder’s note	—	—	130

Net cash provided by financing activities	8,395	1,227	757

Net increase (decrease) in cash and cash equivalents	29,008	(12,456)	32,796
Cash and cash equivalents, beginning of period	35,674	48,130	15,334

Cash and cash equivalents, end of period	$64,682	$35,674	$48,130

Supplementary disclosures of cash flow information:
Cash paid during the year for interest	$—	$58	$533
Cash paid during the year for income taxes	$235	$143	$37
Effect of acquisitions:
Accounts receivable and other assets	—	(7,493)	(2,138)
Property and equipment	—	(2,365)	—
Goodwill and intangible assets	(294)	(46,096)	(57,352)
Deferred tax asset	294	(15,883)	—
Accounts payable, accrued compensation and benefits and other accruals	—	5,475	7,209
Customer deposits and deferred revenue	—	5,876	2,057
Notes payable and line of credit	—	369	3,750
Common stock issued in acquisitions	—	28,489	41,956

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

Digital Insight Corporation (the “Company”), incorporated in March 1997 in Delaware, provides outsourced online banking applications and services to banks, credit unions, and savings and loan associations. Its outsourcing operations include three operating segments: Internet banking, corporate banking, and lending. The Internet banking segment includes online banking for consumers, including bill payment and presentment, and the corporate banking segment includes online banking for businesses. The lending operation offers online lending for consumer loans. As a result of its acquisition of Magnet Communications, Inc. (“Magnet”) in November 2003, the Company offers online corporate banking products to large financial institutions that are available either as a licensed software implementation or hosted in the Company’s data centers. Substantially all of the Company’s revenues are derived from these products and services. The Company’s consolidated financial statements include the accounts of its subsidiaries, and there were no inter-company transactions requiring elimination in consolidation.

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

Cash, cash equivalents and investments

The Company considers all highly liquid investments purchased with a maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents at December 31, 2004 consist of certificate of deposits, money-market funds and U.S. government agency securities.

The Company considers all investments with maturities of four to 12 months, or those investments in auction rate securities with interest reset periods of less than one year, to be short-term investments and investments maturing after 12 months to be long-term investments.

Investments in debt and equity securities

The Company accounts for its short-term and long-term investments in debt and equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” These investments are comprised of readily marketable commercial paper, debt instruments of the U.S. government and its agencies, corporate debt securities and auction rate debt and preferred securities. All investments, with the exception of the auction rate securities, are classified as held-to-maturity securities and carried at amortized cost using the specific identification method. The Company intends to and has the ability to hold these investments to maturity. Auction

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate securities are classified as available-for-sale investments and are carried at their fair value. Unrealized gains and losses on available-for-sale securities would be reported in comprehensive income, however, at December 31, 2004, the fair value of the available-for-sale securities approximated cost. Realized gains and losses, if any, are included in earnings. There were no realized gains or losses in the years ended December 31, 2004, 2003 and 2002.

The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary impairment losses in the years ended December 31, 2004, 2003 and 2002.

Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, and accrued expenses and other liabilities. The carrying value of these financial instruments approximates fair value due to their short-term nature or the current market trends.

Property and equipment

Property and equipment is carried at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the asset.

When assets are sold or retired, the asset and related accumulated depreciation are eliminated and any gain or loss on disposal is included in operations. Expenditures for maintenance and repairs are charged to operations when incurred.

Capitalized software costs

The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized computer software costs consist of purchased software licenses, implementation costs, consulting costs and payroll-related costs for certain projects that qualify for capitalization. The Company expenses costs related to preliminary project assessment, research and development, re-engineering, training and application maintenance as incurred. Capitalized software costs included in fixed assets at December 31, 2004 and 2003 were $25.1 million and $21.8 million, respectively, and the related accumulated amortization were $18.0 and $13.7, respectively. The capitalized software costs are being amortized on the straight-line method over a period of three years upon being placed in service. Amortization of $5.1 million, $4.6 million and $3.6 million was charged to expense for the years ended December 31, 2004, 2003 and 2002, respectively.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-lived assets

The Company assesses potential impairments to its long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of a long-lived asset (excluding goodwill) may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss, if necessary, to reduce the carrying amount of the asset to its fair value.

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

During the years ended December 31, 2004, 2003 and 2002, no customer accounted for 10% or more of total revenues however, as discussed in Note 15, certain customers account for over 10% of the revenues of the Company’s lending and corporate banking segments.

The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the nature of the customers being financial institutions and credit unions as well as the number of its customers and geographic areas. The Company

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maintains an allowance for doubtful accounts for estimated losses associated with the potential inability of its customers to make required payments or for resolution of potential billing disputes. Receivables are charged against the allowance when management believes the uncollectibility of a receivable balance, or portion thereof, has been confirmed.

The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At December 31, 2004 and 2003, the Company had cash and cash equivalent accounts in excess of the FDIC insured limits.

Revenue recognition

The following sections set forth the revenue recognition policy for the Company’s primary sources of revenue as well as the accounting policies followed for certain other revenue arrangements.

Application service provider revenues.    The Company earns revenues from application service provider (“ASP”) arrangements for which the Company hosts its customers’ Internet banking, corporate banking and lending applications. Revenues are earned for upfront fees for implementation services and amounts billed for recurring monthly services. The Company recognizes revenue from ASP arrangements in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Under SAB 104, the Company recognizes revenues when fees are fixed and determinable, no obligations remain related to the earned fees and collection of the related receivable is reasonably assured. Under EITF 00-21, the Company allocates revenues in arrangements with multiple deliverables to each qualifying separate unit of accounting based on either their relative fair values or the fair value of the undelivered elements. Fair value is determined by the prices charged when the element is sold separately or other specific objective evidence.

The Company defers recognition of certain implementation fee revenue, which includes set up fees for each service element and mandatory training, that are not the culmination of a separate earnings process and recognizes them ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship, generally between four and five years. The Company also defers the recognition of the related direct incremental implementation costs and recognizes them ratably over the same period. Recurring service fees are billed on a monthly basis and are based on the number of end users, end user transactions, or a flat monthly fee. Revenue from recurring service fees are recognized as services are provided.

Arrangements with data processing vendors.    The Company has joint sales and marketing agreements with several data processing software vendors of the Company’s financial institution clients. Generally, the Company pays a recurring referral fee to these data processing software vendors based on fees billed by the Company to the financial institution customers for the services provided by the Company. Under these arrangements, the Company is the primary obligor, performs all services, establishes prices charged to the financial institution for the Company’s services, and bears all performance and collection risks. Because of these factors, the Company recognizes revenue under these arrangements based on the gross amount earned from the customer in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The referral fees earned by the data processing software vendors are recognized as incurred in sales, general and administrative expenses.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognizes the revenue under these arrangements based on the net revenue earned from the data processing vendor in accordance with EITF No. 99-19.

Third party service provider arrangements.    The Company has agreements with third party vendors to resell the services of those third party vendors to the Company’s financial institution customers. These services include bill payment, online statement, and check imaging services. The Company is obligated to provide these services to its customers and there is no contractual arrangement between the third party vendors and the Company’s customers. In addition, the Company prices these services independent of the amounts billed by the third party vendors to the Company and the Company bears all collection risk for the amounts billed to its customers. In accordance with EITF No. 99-19, amounts earned from the Company’s customers from the resale of these services are recorded as revenue on a gross basis and the costs incurred from the third party service providers are recorded as cost of revenues in the accompanying consolidated statements of operations.

Software license revenues.    Revenue from the sale of software licenses is recognized in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions”. For arrangements that require significant production, modification, or customization of software, the Company applies the provisions of Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is derived from the sale of software licenses, professional services, and customer support (maintenance). Revenue is allocated to each element of the arrangement based on the fair value of undelivered elements based on prices charged when the elements are sold separately. Revenue is recognized upon delivery if the following criteria have been met: there is evidence of an arrangement, collection of the fee is reasonably assured and the fee is fixed or determinable.

Fees for software licenses and professional services are typically billed under fixed-price arrangements. Revenues derived from license and professional service fees that require significant production, modification, or customization of the software is recognized using the percentage-of-completion method. The percentage-of-completion is measured by the percentage of labor effort incurred to date to estimated total labor effort to complete the delivery of each license. Contract provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenues to provide professional services on a time-and-materials basis to software license customers are recognized as the related services are performed.

Maintenance revenue is earned for providing technical support and software updates on a when-and-if available basis. The Company recognizes all maintenance revenue ratably over the applicable maintenance period. The Company determines the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in the agreement or, in the absence of such renewal provisions, through reference to vendor specific objective evidence of maintenance renewal rates.

Other revenues.    Other revenues are derived from web site design; optional training services; and other optional products or services purchased separately by customers, which represents the culmination of a separate earnings process. The Company also earns revenue for early termination fees when customers terminate their services prior to the expiration date of their service contract. These other revenues are recognized when the fees are fixed and determinable, no obligations remain related to the earned fees and collection of the related receivable is reasonably assured.

Advertising expense

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002 amounted to $6,000, $170,000, and $120,000, respectively.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and development

Research and development expenses consist of salaries, related personnel expenses and consultant fees related to the design, testing, and enhancement of the Company’s products and services. The Company’s research and development expenses were $23.4 million, $15.6 million, and $16.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. These expenses relate to the development of products and services and are charged to expense as incurred.

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

Business segments

The Company uses the “management approach” of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” to identify its reportable business segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying a company’s reportable segments.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2004	2003	2002
Stock-based compensation:
As reported	$740	$62	$1,409
Additional stock-based compensation expense determined under the fair value method, net of tax in 2004 and 2003	6,865	5,387	21,061

Pro forma	$7,605	$5,449	$22,470

Net income (loss):
As reported	$16,723	$46,594	$(37,931)
Additional stock-based compensation expense determined under the fair value method, net of tax in 2004 and 2003	(6,865)	(5,387)	(21,061)

Pro forma	$9,858	$41,207	$(58,992)

Net income (loss) per share—basic:
As reported	$0.47	$1.41	$(1.19)
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax in 2004 and 2003	(0.19)	(0.16)	(0.65)

Pro forma	$0.28	$1.25	$(1.84)

Net income (loss) per share—diluted:
As reported	$0.47	$1.38	$(1.19)
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax in 2004 and 2003	(0.20)	(0.16)	(0.65)

Pro forma	$0.27	$1.22	$(1.84)

The pro forma stock option expense for the year ended December 31, 2003 has been revised from $7.9 million to $5.4 million in the current year financial statements. This adjustment has been made to properly state the pro forma tax benefit on stock option exercises in conjunction with the release of the Company’s deferred tax asset valuation allowance as of December 31, 2003. This adjustment increased pro forma net income by $2.5 million and basic and diluted earnings per share by $0.08 and $0.07, respectively, for the year ended December 31, 2003.

Net income (loss) per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share,” and Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects the effects of potentially dilutive securities, which consist of stock

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options and warrants. The calculation of diluted net income (loss) per share excludes potential common shares if the effect is anti-dilutive.

Comprehensive income

The Company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in stockholders’ equity during a period from non-owner sources. Unrealized gains and losses on the Company’s available-for-sale securities are included in the calculation of other comprehensive income. To date, the Company has not had any transactions that are required to be reported in comprehensive income other than net income (loss).

New accounting standards

In July 2004, the Emerging Issues Task Forces (“EITF”) published its consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting. In September 2004, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (EITF) Issue 03-1-b, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1-a. The Company continues to assess the potential impact that the adoption of the proposed FSP could have on its financial statements.

In December 2003, the SEC issued SAB No. 104, “Revenue Recognition.” SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2003 had no material impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB revised SFAS No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for annual or interim periods beginning after June 15, 2005.

The Company will adopt the provisions of SFAS 123R effective July 1, 2005 using the modified prospective application. Under modified prospective application, SFAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to unvested awards that are outstanding on the effective date. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. While we expect that SFAS 123R will increase our stock-based compensation expense, we have not completed our evaluation of SFAS 123R and have not quantified its effect.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2004 presentation. Auction rate securities in the amount of $4.6 million have been reclassified from cash equivalents to short-term investments as of December 31, 2003 in the accompanying consolidated balance sheet. The reclassification had the effect of increasing the net purchases of investments, increasing net cash used in investing activities, and increasing the net decrease in cash and cash equivalents by $4.6 million as previously reported on the consolidated statement of cash flows for the year ended December 31, 2003.

3.	ACQUISITIONS

Magnet Communications, Inc.

On November 25, 2003, the Company completed its acquisition of all of the outstanding shares of capital stock of Magnet in a forward triangular merger pursuant to the Agreement and Plan of Merger dated October 23, 2003 among the Company, Mureau Acquisitions LLC, a wholly owned subsidiary of the Company, and Magnet. Magnet was a privately held company based in Atlanta, Georgia that provided online corporate banking and business banking solutions to large and mid-size financial institutions. The acquisition of Magnet allows the Company to offer online corporate banking products to large financial institutions that are available as either a licensed software implementation or hosted in the Company’s data centers. The Company paid $33.5 million and issued 1,448,335 million shares of its common stock with a fair value of approximately $28.5 million determined at the public announcement date to acquire all of the outstanding shares of Magnet. Additionally, the Company paid approximately $1.9 million in transaction costs.

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis. Based on the final purchase price allocation during the year ended December 31, 2004, the allocation to goodwill increased $294,000 to $34.3 million as described in Note 9. The purchase price allocation to identifiable intangible assets was $12.1 million and these assets will be amortized on a straight-line basis over a range of estimated useful lives of one to eight years.

The identifiable intangible asset amount is comprised of the following items along with their respective amortization periods (in thousands):

Description	Amount	Amortization Period
Customer relationships	$6,300	8 years
Acquired technology	3,800	3 years
Acquired backlog	1,800	4.5 years
Trade name	200	1 year

	$12,100

Virtual Financial Services, Inc.

On January 28, 2002, the Company completed the acquisition of Virtual Financial Services, Inc. (“ViFi”). ViFi was a privately-owned company based in Indianapolis, Indiana that provided retail and commercial Internet banking, electronic bill payment, corporate banking services, credit and debit card processing, online brokerage, document management, web site design, target marketing and aggregation services via PC-based or wireless

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

access. The acquisition excluded certain of the ViFi fixed assets and the credit card processing product line that remained with the selling shareholder of ViFi. As a result of the merger, all the outstanding shares of ViFi were converted into an aggregate of $3,750,000 in cash, $3,750,000 in promissory notes, and 1,901,907 shares of the Company’s common stock with an estimated fair value of $41.1 million determined at the public announcement date. As of December 31, 2003, all amounts due under the promissory notes have been repaid. Additionally, the Company paid approximately $0.8 million in transaction costs.

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

The Company paid $260,000, $326,000 and $183,000 in 2004, 2003 and 2002, respectively, for services provided by an entity controlled by the former owner of ViFi. These amounts have been expensed as incurred.

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

	For the year ended December 31,
	2003	2002
Revenue	$170,069	$146,517
Income (loss) from operations	$10,396	$(16,846)
Net income (loss) before cumulative effect of change in accounting method	$40,017	$(15,864)
Net income (loss)	$40,017	$(44,900)
Basic net income (loss) per share before cumulative effect of change in accounting method	$1.16	$(0.47)
Basic net income (loss) per share	$1.16	$(1.33)
Diluted net income (loss) per share before cumulative effect of change in accounting method	$1.14	$(0.47)
Diluted net income (loss) per share	$1.14	$(1.33)
Weighted average shares used in computing basic net income (loss) per share	34,439	33,725
Weighted average shares used in computing diluted net income (loss) per share	35,148	33,725

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed balance sheet information of Magnet and ViFi as of their acquisition date are as follows:

	Magnet As of Acquisition Date, November 25, 2003	ViFi As of Acquisition Date, January 28, 2002
Condensed Balance Sheets:
Tangible assets	$12,085	$2,138
Goodwill and other assets	61,979	57,352

Total assets acquired	74,064	59,490

Total liabilities	(10,172)	(9,266)

Fair value of net assets acquired	$63,892	$50,224

4.	CASH, CASH EQUIVALENTS AND INVESTMENTS

As of December 31, 2004 and 2003, cash and cash equivalents, short-term investments and long-term investments consist of the following:

	December 31,
	2004	2003
Cash and cash equivalents:
Cash and money market funds	$63,220	$34,905
Investments, original maturities less than 90 days	1,462	769

	$64,682	$35,674

	Short-Term		Long-Term
	December 31,		December 31,
	2004	2003	2004	2003
Held-to-maturity investments:
Commercial paper	$999	$3,993	$—	$—
U.S. government agency securities	19,918	25,116	16,714	1,007
Corporate debt securities	1,638	—	1,071	—

	22,555	29,109	17,785	1,007
Available-for-sale investments:
Auction rate debt securities	4,551	1,551	—	—
Auction rate preferred securities	7,681	3,001	—	—

	12,232	4,552	—	—

Total investments	$34,787	$33,661	$17,785	$1,007

Investments held as available-for-sale include auction rate debt and preferred securities of corporate issuers. As of December 31, 2004, the auction rate debt securities have stated maturities through 2044. The auction rate

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preferred securities have no stated maturity dates. Each of these securities have interest rates that reset periodically at established intervals, either every 7, 28, 35 or 364 days. At each auction reset, the Company has the option to hold its position, bid for a new interest rate or sell. The Company has classified all auction rate securities with an established interest reset period of less than one year as short-term investments. At December 31, 2004, the fair values of the available-for-sale securities approximate cost.

At December 31, 2004 and 2003, long-term held-to-maturity securities mature between one and two years from the date of the financial statements. The amortized cost and fair value of held-to-maturity securities consist of the following:

	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
December 31, 2004:
Commercial paper	$999	$(1)	$—	$998
U.S. government agency securities	36,632	(119)	—	36,513
Corporate debt securities	2,709	(2)	—	2,707

	$40,340	$(122)	$—	$40,218

December 31, 2003:
Commercial paper	$3,993	$—	$1	$3,994
U.S. government agency securities	26,123	(6)	15	26,132

	$30,116	$(6)	$16	$30,126

There were no realized gains or losses on investments for the years ended December 31, 2004, 2003 and 2002. There were no restrictions on cash and cash equivalents or investments as of December 31, 2004.

5.	PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	December 31,
	2004	2003
Leasehold improvements	$6,925	$6,965
Equipment	40,609	40,949
Software	25,061	21,777
Furniture and fixtures	4,983	4,990
Construction in process	3,484	1,494

	81,062	76,175
Less: accumulated depreciation and amortization	(58,244)	(48,589)

	$22,818	$27,586

6.	GOODWILL AND INTANGIBLE ASSETS

Upon adoption of SFAS No. 142 on January 1, 2002, the Company identified its two business segments, Internet Banking, which includes the goodwill from 1View Network (“1View”) and ViFi; and Lending, which includes the goodwill from AnyTime Access, Inc. (“ATA”), as the reporting units.

Based on the transitional impairment analysis performed upon adoption of SFAS No. 142, there was no impairment for the Internet banking reporting unit; however, at the lending reporting unit, the Company

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined that an impairment write-down was necessary. The amount of the impairment was estimated based on a valuation process that combined estimating the present value of the future cash flows of ATA with obtaining the market value to revenue multiples of comparable publicly traded companies and applying these multiples to the projected and historical revenue of ATA. This valuation process yielded a goodwill carrying value of $32.1 million, which required an impairment write-down of $29.0 million. This amount has been recorded in the consolidated statement of operations for the year ended December 31, 2002 as a cumulative effect of change in accounting method.

At December 31, 2003, the operations of Magnet had not been integrated into a reporting unit and were separately evaluated. With the formation of the corporate banking segment as of January 1, 2004 (Note 15), the Company established the Corporate banking reporting unit and assigned the goodwill from Magnet to this reporting unit. None of the Company’s goodwill balances are deductible for income tax purposes. The change in the balance of goodwill during the years ended December 31, 2004 and 2003 is set forth below (in thousands):

	1View	ViFi	ATA	Magnet	Total
Balance, December 31, 2002	$19,041	$50,552	$32,097	$—	$101,690
Deferred tax valuation allowance adjustment	(1,068)	2,238	(115)	—	1,055
Add: Goodwill related to purchase of Magnet	—	—	—	33,996	33,996
Less: ViFi purchase price adjustment	—	(653)	—	—	(653)

Balance, December 31, 2003	$17,973	$52,137	$31,982	$33,996	$136,088
Add: Final purchase price allocation (Note 9)	—	—	—	294	294

Balance, December 31, 2004	$17,973	$52,137	$31,982	$34,290	$136,382

As of December 31, 2004 and 2003, all other intangible assets were subject to amortization. A summary of the other intangible assets as of December 31, 2004 and 2003 is set forth below (in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Life
December 31, 2004:
Customer relationships	$33,330	$(20,912)	$12,418	6 years
Acquired technology	12,840	(9,452)	3,388	4.1 years
Acquired backlog	1,800	(433)	1,367	4.5 years
Trade name	200	(200)	—	1 year

Total intangible assets	$48,170	$(30,997)	$17,173

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Life
December 31, 2003:
Customer relationships	$33,330	$(15,198)	$18,132	6 years
Acquired technology	12,840	(7,465)	5,375	4.1 years
Acquired backlog	1,800	(33)	1,767	4.5 years
Trade name	200	(17)	183	1 year

Total intangible assets	$48,170	$(22,713)	$25,457

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for all intangible assets was $8.3 million, $5.9 million and $5.8 million for the years ended December 31, 2004, 2003, and 2002, respectively. Estimated intangible asset amortization expense remaining for the next five years ending December 31 is as follows (in thousands):

2005	$7,785
2006	3,722
2007	2,321
2008	988
2009	788

7.	REVOLVING LINE OF CREDIT

In January 2005, the Company renewed and amended its agreement for a $20.0 million revolving credit commitment with a bank (the “Revolver”) that expires on October 31, 2005. Based on the amended terms of the Revolver, the interest rate is equal to either (i) the bank’s prime rate; or (ii) LIBOR plus 1.75%. The Company may draw down against the Revolver by either electing the bank’s prime rate or LIBOR for 1-month, 2-month, 3-month, or 6-month LIBOR terms. The Revolver is collateralized by all assets of the Company. There were no balances outstanding on the Revolver at December 31, 2004 or 2003. As of December 31, 2002, the Company had $6.8 million of borrowings outstanding under the Revolver that were repaid on January 31, 2003.

The Revolver includes covenants that require the Company to (i) maintain a tangible net worth of not less than $80.0 million at all times, (ii) maintain positive quarterly operating income of not less than $3,000,000, and (iii) maintain a ratio of current assets to current liabilities of greater than 1.50 to 1.0. The Company was in compliance with the covenants at December 31, 2004.

8.	COMMITMENTS AND CONTINGENCIES

The Company accounts for contingent liabilities, including pending and threatened litigation and tax contingencies (Note 9), in accordance with SFAS No. 5, “Accounting for Contingencies” and records a liability when the outcome is deemed probable and the amount is reasonably estimable.

During its normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to the Company’s customers in connection with the licensing of its technology, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s technology, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees generally do not provide for any limitation on the maximum potential future payments that the Company could be obligated to make. The Company has not recorded any liability for these indemnities and guarantees in the accompanying balance sheets and to date, no payments have ever been required under any of these indemnities and guarantees. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from these indemnification provisions, when the required future payment is material.

Leases and other commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases with various expiration dates through 2011. Certain of the facility leases have renewal options. Additionally, the terms of the facility leases provide generally for rental payments on a graduated scale. The Company recognizes rent expense

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on a straight-line basis over the lease period. Rent expense under the facility leases was $3.4 million, $2.9 million, and $3.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum lease payments under all non-cancelable operating leases for the next five years ending December 31 and thereafter are as follows (in thousands):

2005	$3,780
2006	2,395
2007	1,976
2008	1,663
2009	1,777
Thereafter	2,308

Total minimum lease payments	$13,899

At December 31, 2004 the Company had long-term contracts with minimum commitments with five vendors that provide various services. These contracts include minimum annual commitments as follows (in thousands):

2005	$868
2006	572
2007	80

Total vendor commitments	$1,520

Payments made under these contracts amounted to $819,000 and $539,000 for the years ended December 31, 2004 and 2003, respectively. The Company did not make any payments under these contracts for the year ended December 31, 2002.

Legal proceedings

FundsXpress Financial Network, Inc. Litigation

On March 5, 2003, FundsXpress and the Company agreed to a full and complete settlement of a lawsuit initiated against the Company in 2002. The lawsuit alleged, among other claims, misappropriation of trade secrets and copyright infringement, and named certain members of senior management as defendants in their individual capacities. The Board of Directors approved the settlement proposal and authorized management to finalize the settlement. While continuing to vigorously dispute the validity of the FundsXpress claims and damages, the Board and management, based in part upon the advice of outside counsel, determined it was in the best interests of the Company to avoid the expense and uncertainties involved in all litigation and forego continued distractions of management. In connection with the settlement, the Company recorded an expense of $6.9 million in the fourth quarter of 2002, net of probable insurance recoveries. At December 31, 2002, the settlement payable of $10.0 million was included in accrued expenses and other liabilities and the insurance reimbursement receivable of $3.1 million is included in prepaid and other current assets. The settlement was paid and insurance proceeds were collected during the year ended December 31, 2003.

Digital Insight Corporation Initial Public Offering Securities Litigation

On December 6, 2001, the Company and two of its former officers and one current director were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231 and is consolidated with numerous other lawsuits similar to this lawsuit. The claims were also asserted against the managing underwriters of the Company’s public offerings and are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the public offerings of more than 300 other companies. Along with these companies and the individual defendants, but not the underwriter defendants, the Company has entered into a settlement agreement with the plaintiffs to settle the claims. As part of the settlement, once the settlement documents have been fully negotiated and executed, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s business, financial condition or results of operations and no amounts have been accrued for this lawsuit.

Magnet Claims

Currently, approximately $3.4 million of cash and 144,834 shares of the Company’s common stock issuable in connection with its acquisition of Magnet are held in escrow. The Company has notified the prior stockholders of Magnet that it has various claims against them in connection with the acquisition, and are seeking recovery of damages, including the amounts in escrow. The Company is in the preliminary stages of the escrow claim process. No amounts have been recorded at December 31, 2004 as the Company cannot determine the final outcome.

9.	INCOME TAXES

Prior to 2003, the Company generated pretax losses and did not record a provision or benefit for income taxes. Based upon the history of cumulative operating losses and inherent uncertainty surrounding future profitability, the Company determined that it was more likely than not that the deferred tax assets at December 31, 2002 would not be realized. As a result, the Company recorded a full valuation allowance for its deferred tax assets of $37.7 million at December 31, 2002. In the fourth quarter of 2003, the Company determined that the valuation allowance was no longer required based on an evaluation of positive and negative factors including: the Company’s history of achieving operating objectives; the achievement of, and improvement in, sustained operating profitability beginning in the third quarter of 2002; the long-term nature of customer contracts and the Company’s established customer relationships; future projections of pretax income; and the lack of significant limitations on the use of acquired net operating losses. Management believes these positive factors outweigh the limited history of profitability and that realization of the Company’s deferred tax assets is more likely than not at December 31, 2004 and 2003.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes is comprised of the following for the years ended December 31 (in thousands):

	2004	2003
Current
Federal	$3,207	$4,667
State	848	1,587

Total current provision	4,055	6,254

Deferred
Federal	7,027	(29,044)
State	1,220	(5,638)

Total deferred provision (benefit)	8,247	(34,682)

Income tax provision (benefit)	$12,302	$(28,428)

The reconciliation of the provision (benefit) for income taxes to the expected income tax provision based on statutory rates for the years ended December 31, 2004 and 2003 is as follows (in thousands):

	2004	2003
Provision—Federal statutory rate of 35%	$10,159	$6,358
Increase (decrease) in income taxes resulting from:
State taxes	1,577	(3,764)
Other	238	(270)
Research credits	(859)	(2,348)
Federal rate change	—	(970)
Valuation allowance	—	(27,434)
Reassessment of contingency reserve and deferred tax asset	1,187	—

Income tax provision (benefit)	$12,302	$(28,428)

The income tax provision excludes current and prior year income tax deductions related to the issuance of common stock from the exercise of stock options for which no compensation expense was recorded for accounting purposes. For the years ended December 31, 2004 and 2003, the income tax benefit from these deductions resulted in an increase in additional paid-in capital of $2.5 million and $11.5 million, respectively. The income tax provision (benefit) includes recognition of a contingent income tax liability of $2.2 million and $1.8 million for the years ended December 31, 2004 and 2003, respectively, for differences between the as-filed basis and book basis of certain tax assets and liabilities. As of December 31, 2004 and 2003, the cumulative tax contingency reserve of $4.0 million and $1.8 million is included in current liabilities on the accompanying consolidated balance sheets.

The income tax provision for the year ended December 31, 2004 includes a charge of $1.2 million to adjust certain tax amounts recorded in 2003. This $1.2 million charge resulted in a decrease to deferred tax assets of $793,000, an increase in the tax contingency reserve of $2.1 million, and a decrease in additional paid-in capital of $1.7 million.

The reversal of the prior year valuation allowance of $37.7 million in the fourth quarter of 2003 resulted in a deferred tax benefit of $31.3 million, a net increase in goodwill of $1.1 million related to the acquisition of ViFi, 1View and ATA and an increase in additional paid-in capital of $7.5 million for income tax deductions related to

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock options exercised prior to 2003. The initial purchase price allocation for Magnet resulted in deferred tax assets at December 31, 2003 of approximately $20.6 million related primarily to acquired net operating loss carry-forwards and deferred tax liabilities of approximately $4.7 million for acquired intangible assets based on the preliminary purchase price allocation. In 2004, the deferred tax asset attributable to the acquisition of Magnet was reduced by $294,000 and goodwill was increased by this same amount in conjunction with the final purchase price allocation.

The components of the Company’s deferred tax assets consist of temporary differences comprised of the following (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carry-forwards	$43,887	$60,545
Research credit carry-forwards	9,587	6,418
Stock compensation	504	163
Accruals, reserves and other	1,389	466

	55,367	67,592
Deferred tax asset valuation allowance	—	—

Net deferred tax asset	$55,367	$67,592

Deferred tax liabilities:
Amortization of acquired intangible assets	(7,384)	(10,891)

Net deferred taxes	$47,983	$56,701

As of December 31, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of $116.3 million and $50.9 million, respectively. The net operating loss carryforwards begin to expire in 2005 for federal and state tax purposes. Under the provisions of the Internal Revenue Code of 1986, as amended, certain substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. As of December 31, 2004, the Company had research and other credit carryforwards for federal and state income tax purposes of $6.0 million and $3.6 million, respectively, that will begin to expire in 2011 for federal income tax purposes, however, these credits do not expire for state income tax purposes.

10.	NOTES RECEIVABLE

Stockholder note

In September 2002, a stockholder repaid the Company $130,000 in full satisfaction of the outstanding principal and accumulated interest on a note receivable. Interest income realized for the year ended December 31, 2002 on the note was $6,000.

Notes receivable from officers

There were no notes receivable from officers outstanding as of December 31, 2004. As of December 31, 2003, a note receivable from an officer of $62,000 was included in other current assets. The amount outstanding as of December 31, 2003 related to a loan to one officer that was forgiven upon this officer’s termination during the year ended December 31, 2004. Loan amounts are expensed as forgiven, in the period forgiven. During the years ended December 31, 2004, 2003, and 2002, $62,000, $57,000, and $183,000, respectively, were charged to operations for loan forgiveness.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warrants assumed in connection with the acquisition of ATA in 2000 to purchase 5,283 shares of common stock at an exercise price of $25.95 per share remain outstanding at December 31, 2004 which expire in 2009.

12.	STOCK-BASED COMPENSATION PLANS

Options under the Company’s stock-based compensation plans may be granted for periods of up to ten years, with the exception of an incentive stock option (“ISO”) granted to an optionee who owns stock representing more than 10% of the voting power of all classes of stock of the parent or subsidiary, in which case the term of the option shall be five years, provided that (i) the exercise price of an ISO and nonqualified stock option (“NSO”) shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options generally vest in monthly installments over four years following the date of grant, subject to the optionee’s continuous service. However, for first time grants, and, beginning in 2004, follow-on grants, the initial vesting shall occur twelve months from the vesting start date, at which time 25% of the shares will be vested. The remaining shares vest monthly over the remaining three years.

Restricted stock grants

During the year ended December 31, 2004, the Company issued a total of 34,000 shares of restricted stock to two of its officers. On the grant dates, the restricted stock had a total fair value of $560,000. The restricted stock awards vest over two years for one officer and four years for the other officer. The Company is amortizing the fair value of the restricted stock awards over the vesting periods. For the year ended December 31, 2004, $18,000 was recorded as deferred stock-based compensation expense related to these restricted stock grants.

Non-Plan option grant

During the year ended December 31, 2003, the Company granted 675,000 options to purchase common stock to the new Chairman, President, and Chief Executive Officer. These shares are registered for issuance, but the grant was outside of the plans described below. These shares have an exercise price of $19.27 per share, which equals the fair value on the date of grant, and vest in accordance with the provisions for first time grants set forth above.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, the Company has reserved 3,000,000 shares of common stock for issuance under the 1997 Plan. At December 31, 2004, there were 602,607 shares of common stock available for future grant under the 1997 Plan.

1999 Stock Plan

In June 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). At December 31, 2004, the Company has reserved 6,750,000 shares of common stock for issuance under the 1999 Plan. The 1999 Plan allows grants of ISOs, NSOs and restricted stock to employees, non-employee board members and consultants. At December 31, 2004, there were 1,404,637 shares of common stock available for future grant under the 1999 Plan. The 1999 Plan is subject to annual increases on March 1 of each year, equal to the lesser of 750,000 shares, 5% of the Company’s shares outstanding on that date, or a lesser amount determined by the board of directors.

2001 Non-Employee Director Stock Option Plan

On May 3, 2001, the Company adopted the 2001 Non-Employee Director Stock Option Plan, which provides for the granting of stock options to outside directors who are not employees of the Company. The options granted under this plan are NSOs. At December 31, 2004, the Company has reserved 347,900 shares of common stock for issuance under this plan. The plan is subject to annual increases on March 1 of each year, equal to the lesser of 50,000 shares, 1/10 of one percent of the outstanding common shares on such date, or a lesser amount determined by the board of directors. As of December 31, 2004, there were 48,457 shares of common stock available for future grant under this Plan.

Option plans of acquired companies

In connection with the acquisitions of 1View, ATA and ViFi, the Company assumed their stock option plans, including incentive and non-statutory stock options to purchase an aggregate of 472,884 shares of common stock with exercise prices ranging from $0.19 to $36.25 per share. Options granted under these plans are exercisable over a maximum term of ten years from the date of grant and generally vest over periods of up to four years. At December 31, 2004 there were 536,204 shares of common stock available for future grant. The Company does not intend to grant any additional options under these plans.

Stock option activity for the years ended December 31, 2004, 2003, and 2002 is as follows:

	2002		2003		2004
	Options Outstanding	Exercise Price Per Share	Options Outstanding	Exercise Price Per Share	Options Outstanding	Exercise Price Per Share
Beginning of year	4,904,641	$0.19-$83.88	5,143,038	$0.19-$83.88	5,285,499	$0.19-$83.88
Assumed from ViFi	111,978	$9.46-$18.93	—	—	—	—
Granted	1,982,032	$8.36-$27.70	1,553,075	$8.42-$24.88	1,039,250	$13.63-$26.12
Cancelled	(1,130,836)	$0.50-$83.88	(541,483)	$4.71-$78.50	(581,822)	$4.71-$73.31
Exercised	(724,777)	$0.19-$26.25	(869,131)	$0.19-$20.46	(847,393)	$0.19-$19.73

End of year	5,143,038	$0.19-$83.88	5,285,499	$0.19-$83.88	4,895,534	$0.19-$83.88

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All options granted during the years ended December 31, 2004, 2003, and 2002 were granted with exercise prices that were equal to the estimated fair value of the shares on the grant date. Options outstanding and exercisable by price range as of December 31, 2004 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
$ 0.00–$ 8.50	88,877	5.4	$5.93	79,295	$5.63
$ 8.51–$17.00	2,339,828	7.2	$14.04	1,158,591	$13.92
$17.01–$25.50	1,802,103	7.0	$21.04	920,944	$21.53
$25.51–$34.00	86,845	5.7	$29.18	76,787	$29.55
$34.01–$42.50	423,774	5.0	$37.74	423,774	$37.74
$42.51–$51.00	33,500	5.1	$45.13	33,500	$45.13
$51.01–$59.50	—	—	—	—	—
$59.51–$68.00	33,000	5.2	$61.50	33,000	$61.50
$68.01–$76.50	83,607	3.9	$73.29	83,607	$73.29
$76.51–$84.00	4,000	3.9	$80.97	4,000	$80.97

	4,895,534	6.8	$20.39	2,813,498	$22.98

Options exercisable at December 31, 2003 and 2002 were 2,630,142 and 2,232,199, respectively, at weighted average exercise prices of $22.36 and $19.88 per share, respectively.

1999 Employee Stock Purchase Plan

On June 21, 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 1,500,000 shares of common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock on every May 1 and November 1 of each year. The price of the common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the offering date of each two-year offering period or the specified purchase date. During the years ended December 31, 2004, 2003 and 2002, 250,497, 180,023 and 158,277 shares were purchased for $2.5 million, $1.6 million, and $1.5 million, respectively. At December 31, 2004, there were 709,243 shares of common stock available for future purchase.

This Purchase Plan is subject to annual increases on March 1 of each year, equal to the lesser of 300,000 shares, 2% of the Company’s shares outstanding on that date, or a lesser amount determined by the board of directors.

Stock option modification

In September 2003, the Company modified the original terms of certain stock option grants to the former President, Chairman, CEO and current member of the Board of Directors in accordance with an employment agreement through December 31, 2004. In connection with this modification, the Company measured and recorded $784,000 of deferred stock compensation based on the difference between the fair market value of common stock on the date of the modification and the exercise price of the options benefited. The deferred compensation expense was amortized over the service period through December 31, 2004. Amortization expense of $722,000 and $62,000 was recognized in 2004 and 2003, respectively.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred stock-based compensation

Through December 31, 2002, the Company recorded deferred stock-based compensation in connection with the acquisitions of 1View and ATA related to the issuance of stock options at prices subsequently determined to be below fair market value. These charges were amortized over the estimated service period of the employees. Amortization of $1.4 million was recognized as stock-based compensation expense in the year ended December 31, 2002.

Fair value assumptions

As described in Note 2, the Company applies the provisions of APB 25 and related interpretations in accounting for employee stock-based compensation arrangements.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing model as specified in SFAS No. 123 using the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Expected life (years)	3.5	5	5
Risk free interest rate	2.85%	3.25%	3.03%
Expected volatility	63%	80%	94%
Dividend yield	—	—	—

The Black-Scholes pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective. Because changes in the subjective input assumptions can materially affect the Company’s estimate of fair value, existing valuation models, in management’s opinion, do not provide a reliable single measure of the fair value of its employee stock options.

The weighted average estimated fair value of stock options granted during the years ended December 31, 2004, 2003 and 2002 were $6.65, $18.55 and $16.93 per share, respectively.

13.	EMPLOYEE BENEFITS

Effective September 1, 1998, the Company adopted a Defined Contribution Profit Sharing Plan (the “Plan”). The Plan includes a 401(k) salary deferral plan. Employees are eligible to participate in the Plan through salary deferrals upon meeting minimum eligibility requirements. The Plan allows the Company to make matching contributions to an employee’s deferrals and provides for additional discretionary contributions by the Company. During 2004 and 2003, the Company matched 50% of employee contributions up to 2% of their salary resulting in an expense of $328,000 and $243,000 for the years ended December 31, 2004 and 2003, respectively. There were no matching contributions made prior to 2003. In 2005, the Company will continue to make matching contributions equal to 50% of employee contributions up to 2% of their salary.

14.	RESTRUCTURING, ASSET IMPAIRMENT, AND OTHER CHARGES

Restructuring charges

In March 2002, the Company initiated restructuring activities to optimize its cost structure. These plans included restructuring its operations by geographically consolidating certain business functions including customer service, web services, and software development. As a result of this restructuring process, the Company reduced space utilized at three facilities, terminated 57 employees, and relocated or reassigned 18 employees. In 2002, the Company recorded a charge of $850,000 for severance payments and $1,230,000 for the facilities closures related to these restructuring activities.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the restructuring accrual is as follows (in thousands):

	Employee Related	Exit Costs	Deferred Stock-based Compensation	Total
Restructuring accrual, December 31, 2001	$253	$—	$—	$253
2002 restructuring charge	850	1,230	—	2,080
Cash payments	(837)	(1,044)	—	(1,881)
Non-cash charge	(53)	—	—	(53)

Restructuring accrual, December 31, 2002	213	186	—	399
Cash payments	(88)	(218)	—	(306)
Transfer to exit costs	(125)	125	—	—

Restructuring accrual, December 31, 2003	—	93	—	93
Cash payments	—	(27)	—	(27)

Restructuring accrual, December 31, 2004	$—	$66	$—	$66

Asset impairment charge

In 2002, the Company recorded an asset impairment charge of $2.9 million to reduce the carrying value of long-lived assets, consisting primarily of purchased computer software and equipment that were abandoned or removed from operations during the first quarter of 2002. The impaired assets were written-down to their estimated fair value less costs to sell.

Other charges

The Company recorded a charge of approximately $6.9 million, net of probable insurance recoveries in 2002, for settlement of the FundsXpress litigation on March 5, 2003. (See Note 8.) In addition in 2002, the Company recorded a charge of $351,000 to write off the legal, accounting, and printing costs incurred to prepare for a public offering of common stock that was voluntarily withdrawn.

15.	REPORTABLE SEGMENTS

The Company manages its business through three reportable segments: Internet banking, corporate banking and lending. General and administrative expenses, interest and other income, and the income tax provision (benefit) are managed on a company wide basis and are excluded from the results of the business segments. The segment disclosures below have been revised to conform to the 2004 presentation. As a result of the formation of the corporate banking segment in 2004, certain revenues, costs and operating expenses previously included in the Internet banking segment for the years ended December 31, 2003 and 2002 have been reclassified to the corporate banking segment. In addition, general and administrative expenses are included in unallocated.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations from these reportable segments were as follows for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Internet Banking	Corporate Banking (1)	Lending	Unallocated (2)	Total
Year ended December 31, 2004:
Revenue	$151,873	$22,942	$14,076	$—	$188,891
Cost of revenue	63,204	11,234	9,838	—	84,276
Gross profit	88,669	11,708	4,238	—	104,615
Operating expenses (3)	34,153	10,362	4,201	27,712	76,428
Income (loss) from operations	54,516	1,346	37	(27,712)	28,187
Year ended December 31, 2003:
Revenue	$129,282	$8,360	$16,720	$—	$154,362
Cost of revenue	58,537	4,241	9,791	—	72,569
Gross profit	70,745	4,119	6,929	—	81,793
Operating expenses (3)	32,024	2,623	3,675	25,861	64,183
Income (loss) from operations	38,721	1,496	3,254	(25,861)	17,610
Year ended December 31, 2002:
Revenue	$109,788	$4,753	$15,846	$—	$130,387
Cost of revenue (4)	53,932	3,256	9,829	436	67,453
Gross profit	55,856	1,497	6,017	(436)	62,934
Operating expenses (4)	28,920	1,801	4,131	37,577	72,429
Income (loss) from operations	26,936	(304)	1,886	(38,013)	(9,495)

(1)	Amounts for the year ended December 31, 2003 include the operating results of Magnet from the acquisition date of November 25, 2003 as follows: Revenue, $1,256; Cost of revenue, $571; Gross profit, $685; Operating expenses, $806; and Loss from operations, $121.

(2)	Unallocated amounts include deferred stock-based compensation, intangible asset amortization, restructuring, asset impairment and other charges and general and administrative expenses that are not included in the measure of segment profit or loss used internally to evaluate the segment operating results.

(3)	Unallocated operating expenses include $8,284 and $5,868, respectively, of intangible asset amortization and $19,428 and $19,993, respectively, of general and administrative expenses for the years ended December 31, 2004 and 2003.

(4)	Unallocated cost of revenue includes $436 of deferred stock-based compensation. Unallocated operating expenses include $973 of deferred stock-based compensation, $5,793 of intangible asset amortization, $12,280 of restructuring, asset impairment, and other charges, and $18,531 of general and administrative expenses.

Effective January 1, 2004 the Company assesses the performance of its assets in the aggregate and accordingly assets are not presented on a segment basis.

For the years ended December 31, 2004, 2003 and 2002, no customer comprised more than 10% of total revenues or Internet banking segment revenues. In the corporate banking segment, no customer accounted for more than 10% of segment revenues during the year ended December 31, 2002. For the years ended December 31, 2004, and 2003, two customers and one customer, respectively, each accounted for approximately 10% of corporate banking revenues. For the years ended December 31, 2004, 2003, and 2002, one customer accounted for greater than 10% of total lending revenues representing 27%, 27%, and 31%, respectively. The Company has no significant foreign operations.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the years indicated (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Income (loss) before cumulative effect of change in accounting method	$16,723	$46,594	$(8,895)
Cumulative effect of change in accounting method	—	—	(29,036)

Net income (loss)	$16,723	$46,594	$(37,931)

Denominator for basic calculation	35,364	32,991	31,984
Dilutive effect of options outstanding	496	709	—

Denominator for diluted calculation	35,860	33,700	31,984

Basic income (loss) per share before cumulative effect of change in accounting method	$0.47	$1.41	$(0.28)
Per share cumulative effect of change in accounting method	—	—	(0.91)

Basic net income (loss) per share	$0.47	$1.41	$(1.19)

Diluted income (loss) per share before cumulative effect of change in accounting method	$0.47	$1.38	$(0.28)
Per share cumulative effect of change in accounting method	—	—	(0.91)

Diluted net income (loss) per share	$0.47	$1.38	$(1.19)

Common stock equivalents that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Weighted average effect of common stock equivalents:
Warrants	56	19	—
Employee stock options	2,211	1,874	1,175

	2,267	1,893	1,175

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table presents summarized quarterly financial data as reported for the years ended December 31, 2004 and 2003 (in thousands, except per share data).

	Quarter Ended
2004	Mar. 31	June 30	Sept. 30	Dec. 31(1)
Revenues	$45,679	$46,857	$47,458	$48,897
Gross profit	$24,666	$25,955	$26,321	$27,673
Net income	$4,157	$4,541	$4,140	$3,885
Basic net income per share	$0.12	$0.13	$0.12	$0.11
Shares used in computing basic per share amounts	35,031	35,203	35,433	35,784
Diluted net income per share	$0.11	$0.13	$0.12	$0.11
Shares used in computing diluted per share amounts	36,332	36,085	35,709	36,158

	Quarter Ended
2003	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$35,507	$37,262	$39,429	$42,165
Gross profit	$18,080	$19,390	$21,071	$23,252
Net income	$2,852	$3,555	$4,643	$35,544
Basic net income per share	$0.09	$0.11	$0.14	$1.05
Shares used in computing basic per share amounts	32,467	32,615	32,945	33,923
Diluted net income per share	$0.09	$0.11	$0.14	$1.01
Shares used in computing diluted per share amounts	32,866	33,447	34,380	35,140

(1)	In the quarter ended December 31, 2004, the Company recorded adjustments to increase stock based compensation and decrease revenues and accrued expenses which decreased our net income by approximately $444,000.

18.	TREASURY STOCK

On October 21, 2004, the Company announced that its Board of Directors had approved a share repurchase program for up to $25 million of the Company’s common stock for 12 months. Following this announcement through December 31, 2004, the Company repurchased 232,200 shares of its common stock for an aggregate purchase price of $3.8 million. The repurchased common stock is classified as “Treasury stock, at cost” in the accompanying consolidated balance sheets. Through March 14, 2005, the Company has repurchased an additional 1,226,395 shares for an aggregate cost of $20.4 million. There are no restrictions on the Company’s treasury stock.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Provision (Benefit)	Charged to Other Accounts		Write-offs	Balance at End of Year
Allowance for doubtful accounts
December 31, 2004	$1,162	$268	$—		$(156)	$1,274
December 31, 2003	$745	$1,050	$218	(1)	$(851)	$1,162
December 31, 2002	$726	$1,910	$50	(1)	$(1,941)	$745

Valuation allowance for deferred tax assets
December 31, 2004	$—	$—	$—		$—	$—
December 31, 2003	$37,728	$(31,257)	$(6,471	)(2)	$—	$—
December 31, 2002	$35,266	$2,462	$—		$—	$37,728

(1)	Increase in reserve accounts from the acquisition of Magnet in 2003 and ViFi in 2002.

(2)	Amount resulting from reversal of the valuation allowance that related to stock options exercised resulting in an increase in paid-in capital and acquisition related net deferred tax benefits resulting in an increase in goodwill.