Form 10-Q
period 2005-03-31
DIGITAL INSIGHT CORP
filed 2005-05-10
CIK 1037275

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Common Stock, $0.001 par value

34,869,852 shares outstanding as of April 30, 2005

DIGITAL INSIGHT CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL INSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share information)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$35,461	$64,682
Short-term investments	51,687	34,787
Accounts receivable, net of allowance for doubtful accounts of $887 and $1,274	22,996	27,483
Accumulated implementation costs	2,428	2,662
Deferred tax asset, net	17,311	18,665
Prepaid and other current assets	3,641	2,499

Total current assets	133,524	150,778

Property and equipment, net of accumulated depreciation of $61,177 and $58,244	21,956	22,818
Goodwill	136,382	136,382
Intangible assets, net of accumulated amortization of $33,022 and $30,997	15,148	17,173
Accumulated implementation costs	2,782	2,810
Long-term investments	25,335	17,785
Deferred tax asset, net	27,729	29,318
Other assets	167	192

Total assets	$363,023	$377,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,756	$7,493
Accrued compensation and related benefits	5,931	4,952
Customer deposits and deferred revenue	13,294	14,030
Accrued expenses and other liabilities	7,555	6,934
Tax contingency reserve	4,063	3,994

Total current liabilities	35,599	37,403

Customer deposits and deferred revenue	6,896	6,772

Total liabilities	42,495	44,175

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 36,267,223 shares issued and 34,763,979 shares outstanding at March 31, 2005 and 36,045,211 shares issued and 35,813,011 shares outstanding at December 31, 2004	35	36
Additional paid-in capital	453,952	451,080
Treasury stock, at cost; 1,503,244 at March 31, 2005 and 232,200 shares at December 31, 2004	(24,998)	(3,812)
Deferred stock-based compensation	(503)	(542)
Accumulated deficit	(107,958)	(113,681)

Total stockholders’ equity	320,528	333,081

Total liabilities and stockholders’ equity	$363,023	$377,256

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended March 31,
	2005	2004
Revenues	$51,747	$45,679
Cost of revenues	22,339	21,013

Gross profit	29,408	24,666

Operating expenses:
Sales, general and administrative (including amortization of deferred stock-based compensation of $39 and $61 for the three months ended March 31, 2005 and 2004)	13,106	10,692
Research and development	5,354	5,281
Amortization of intangible assets	2,025	2,075

Total operating expenses	20,485	18,048

Income from operations	8,923	6,618
Interest and other income, net	537	99

Income before provision for income taxes	9,460	6,717
Provision for income taxes	3,737	2,560

Net income	$5,723	$4,157

Basic net income per share	$0.16	$0.12

Diluted net income per share	$0.16	$0.11

Shares used to compute basic net income per share	35,560	35,031
Shares used to compute diluted net income per share	35,990	36,332

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$5,723	$4,157
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	3,028	3,599
Amortization of intangible assets	2,025	2,075
Amortization of deferred stock-based compensation	39	61
Deferred income tax provision	2,943	2,398
Loss on disposition of property and equipment	47	—
Income tax benefit on stock options exercised	212	—
Changes in operating assets and liabilities:
Accounts receivable	4,487	1,411
Accumulated implementation costs	262	651
Prepaid and other current assets	(1,142)	(485)
Other assets	26	114
Accounts payable	(2,737)	510
Accrued compensation and related benefits	979	(715)
Customer deposits and deferred revenue	(613)	(803)
Other liabilities	690	(1,413)

Net cash provided by operating activities	15,969	11,560

Cash flows from investing activities:
Net maturities (purchases) of investments	(24,451)	268
Purchase of property and equipment	(2,212)	(936)
Acquisition payments, net of cash received	—	(1,043)

Net cash used in investing activities	(26,663)	(1,711)

Cash flows from financing activities:
Acquisition of treasury stock	(21,187)	—
Proceeds from issuance of common stock	2,660	1,857

Net cash provided by (used in) financing activities	(18,527)	1,857

Net increase (decrease) in cash and cash equivalents	(29,221)	11,706
Cash and cash equivalents, beginning of period	64,682	40,226

Cash and cash equivalents, end of period	$35,461	$51,932

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$856	$206

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

Digital Insight Corporation (the “Company”), incorporated in March 1997 in Delaware, provides outsourced online banking applications and services to banks, credit unions, and savings and loan associations. Its outsourcing operations include three operating segments: Internet banking, business banking and lending. The Internet banking segment includes online banking for consumers, including bill payment and bill presentment, and the business banking segment includes online banking for small to large financial institutions. The lending operation offers online lending for consumer loans. Substantially all of the Company’s revenues are derived from these products and services. The Company’s consolidated financial statements include the accounts of its subsidiaries, and there were no inter-company transactions requiring elimination in consolidation.

Method of presentation

The accompanying condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the “SEC”). Independent accountants have not audited these consolidated financial statements. The consolidated financial statements include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

Management believes that the disclosures included in the accompanying interim condensed consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Investments in debt and equity securities

The Company accounts for its short-term and long-term investments in debt and equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” These investments are comprised of readily marketable commercial paper, debt instruments of the U.S. government and its agencies, corporate debt securities and auction rate debt and preferred securities. All investments, with the exception of the auction rate securities, are classified as held-to-maturity securities and carried at amortized cost using the specific identification method. The Company intends to and has the ability to hold these investments to maturity. Auction rate securities are classified as available-for-sale investments and are carried at their fair value. Unrealized gains and losses on available-for-sale securities would be reported in comprehensive income, however, at March 31, 2005, the fair value of the available-for-sale securities approximated cost. Realized gains and losses, if any, are included in net income. There were no realized gains or losses in the three month periods ended March 31, 2005 and 2004.

The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary impairment losses in the three month periods ended March 31, 2005 and 2004.

Data processing vendors and third party service providers

The Company has joint sales and marketing agreements with several data processing software vendors of the Company’s financial institution customers. Generally, the Company pays a recurring referral fee to these data processing software vendors based on fees billed by the Company to the financial institution customers for the services provided by the Company. Under these arrangements, the Company is the primary obligor, performs all services, establishes prices charged to the financial institution for the Company’s services, and bears all performance and collection risks. Because of these factors, the Company recognizes revenue under these arrangements based on the gross amount earned from the customer in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The referral fees earned by the data processing software vendors are recognized as incurred in sales, general and administrative expenses.

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

Income taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred taxes are determined based on differences between the financial statement and tax basis of assets and liabilities, and are measured at the enacted tax rates that will be in effect when those differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. There were no valuation allowances recorded as of March 31, 2005 and December 31, 2004. The Company records a contingent income tax liability for differences between the as-filed basis and book basis of certain tax assets and liabilities. As of March 31, 2005 and December 31, 2004, the cumulative tax contingency reserve of $4.1 million and $4.0 million is included in current liabilities on the accompanying consolidated balance sheets.

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

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123 (“SFAS 123R”), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for annual or interim periods beginning after January 1, 2006.

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

	Three months ended March 31,
	2005	2004
Stock-based compensation, net of tax:
As reported	$24	$38
Additional stock-based compensation expense determined under the fair value method	1,093	927

Pro forma	$1,117	$965

Net income:
As reported	$5,723	$4,157
Additional stock-based compensation expense determined under the fair value method	(1,093)	(927)

Pro forma	$4,630	$3,230

Net income per share—basic:
As reported	$0.16	$0.12
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.03)	(0.03)

Pro forma	$0.13	$0.09

Net income per share—diluted:
As reported	$0.16	$0.11
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.03)	(0.02)

Pro forma	$0.13	$0.09

Net income per share

The company computes net income per share in accordance with SFAS No. 128, “Earnings per share,” and Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, less shares subject to the repurchase rights. The calculation of diluted net income per share excludes potential common shares if the effect is anti-dilutive. Potential common shares are incremental shares of common stock issuable upon the exercise of stock options and warrants. The difference between the shares used to calculate basic and diluted earnings per share is primarily comprised of employee and non-employee director stock options for both the three month periods sending March 31, 2005 and 2004.

2.	Magnet Communications, Inc.

On November 25, 2003, the Company completed its acquisition of all of the outstanding shares of capital stock of Magnet in a forward triangular merger pursuant to the Agreement and Plan of Merger dated October 23, 2003 among the Company, Mureau Acquisitions LLC, a wholly owned subsidiary of the Company, and Magnet. Magnet was a privately held company based in Atlanta, Georgia that provided business banking solutions to large and mid-size financial institutions. The acquisition of Magnet allows the Company to offer online business banking products to large financial institutions that are available as either a licensed software implementation or hosted in the Company’s data centers. The Company paid $33.5 million and issued 1,448,335 million shares of its common stock with a fair value of approximately $28.5 million determined at the public announcement date to acquire all of the outstanding shares of Magnet. Additionally, the Company paid approximately $1.9 million in transaction costs.

        The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis. Based on the final purchase price allocation during the year ended

December 31, 2004, the allocation to goodwill increased $294,000 to $34.3 million. The purchase price allocation to identifiable intangible assets was $12.1 million and these assets will be amortized on a straight-line basis over a range of estimated useful lives of one to eight years.

3.	Reportable Segments and Major Customers

The Company manages its business through three reportable segments: Internet banking, business banking and lending. General and administrative expenses, interest and other income, and the income tax provision are managed on a company wide basis and are excluded from the results of the business segments.

The results of operations from these reportable segments were as follows for the three months ended March 31, 2005 and 2004 (in thousands):

	Internet Banking	Business Banking	Lending	Unallocated (1)	Total
Three months ended March 31, 2005:
Revenues	$42,353	$6,448	$2,946	$—	$51,747
Cost of revenues	17,452	2,691	2,196	—	22,339
Gross profit	24,901	3,757	750	—	29,408
Operating expenses (2)	8,309	3,164	1,036	7,976	20,485
Income (loss) from operations	16,592	593	(286)	(7,976)	8,923
Three months ended March 31, 2004:
Revenues	$36,027	$5,964	$3,688	$—	$45,679
Cost of revenues	15,771	2,795	2,447	—	21,013
Gross profit	20,256	3,169	1,241	—	24,666
Operating expenses (3)	8,095	2,508	1,030	6,415	18,048
Income from operations	12,161	661	211	(6,415)	6,618

(1)	Unallocated amounts include deferred stock-based compensation, intangible asset amortization, restructuring, asset impairment and other charges and general and administrative expenses that are not included in the measure of segment profit or loss used internally to evaluate the segment operating results.

(2)	Unallocated operating expenses include $2,025 of intangible asset amortization and $5,951 of general and administrative expenses.

(3)	Unallocated operating expenses include $2,075 of intangible asset amortization and $4,340 of general and administrative expenses.

The Company assesses the performance of its assets in the aggregate and accordingly assets are not presented on a segment basis.

For the three month periods ended March 31, 2005 and 2004, no customer comprised more than 10% of total revenues or Internet banking segment revenues. For the three month periods ending March 31, 2005 and 2004, one customer and two customers, respectively, accounted for approximately 10% of business banking revenues. For the three month period ending March 31, 2005, one customer accounted for 31% of total lending segment revenues and two customers for the three month period ending March 31, 2004, accounted for 28% and 13% of total lending segment revenues. The Company has no significant foreign operations.

4.	Contingencies

The Company accounts for contingent liabilities, including pending and threatened litigation and tax contingencies, in accordance with SFAS No. 5, “Accounting for Contingencies” and records liabilities when the outcome is deemed probable and the amount is reasonably estimable.

In Re Digital Insight Corporation Initial Public Offering Securities Litigation

On December 6, 2001, the Company and two of its former officers and directors and one current director were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims, which were also asserted against the managing underwriters of the Company’s previous public offerings, and are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the public offerings of more than 300 other companies. Along with these companies and the individual defendants, but not the underwriter defendants, the Company has entered into a settlement agreement with the plaintiffs to settle the claims. As part of the settlement, once all settlement documents have been fully executed, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s business, financial condition or results of operations, and accordingly no amounts have been accrued for this lawsuit.

In addition to this lawsuit, the Company may be involved from time to time in litigation arising in the normal course of its business. Although the Company is currently not a party to such litigation that it believes would have a material adverse effect, individually or in the aggregate, on its business, financial condition, or results of operations, it is possible that in the future the Company could become a party to such proceedings.

Magnet Claims

Currently, approximately $3.4 million of cash and 144,834 shares of the Company’s common stock issuable in connection with its acquisition of Magnet are held in escrow. The Company has notified the prior stockholders of Magnet that it has various claims against them in connection with the acquisition, and is seeking recovery of damages, including the amounts in escrow. The Company is in the preliminary stages of the escrow claim process. No amounts have been recorded at March 31, 2005 as the Company cannot determine the final outcome.

5.	Treasury Stock

On October 21, 2004, the Company announced that its Board of Directors had approved a share repurchase program for up to $25.0 million of the Company’s common stock for 12 months. Following this announcement through December 31, 2004, the Company repurchased 232,200 shares of its common stock for an aggregate purchase price of $3.8 million. Through March 31, 2005, the Company has repurchased an additional 1,271,044 shares for an aggregate cost of $21.2 million. There are no restrictions on the Company’s treasury stock. The repurchased common stock is classified as “Treasury stock, at cost” in the accompanying consolidated balance sheets.

6.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income	$5,723	$4,157
Denominator for basic calculation	35,560	35,031
Dilutive effect of options outstanding	430	1,301

Denominator for diluted calculation	35,990	36,332

Basic net income per share	$0.16	$0.12

Diluted net income per share	$0.16	$0.11

Common stock equivalents that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Weighted average effect of common stock equivalents:
Warrants	56	56
Employee stock options	2,309	1,490

	2,365	1,546

7.	Subsequent Events

        In April 2005, the Company’s Board of Directors approved a new $25.0 million stock repurchase program. The program gives the Company the ability to repurchase up to $25.0 million of the Company’s common stock during the next 12 months in the open market or in privately negotiated transactions, and will be funded by operating cash flows. No purchases have been made under this repurchase program as of the filing of this Quarterly Report on Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in this section involve risks and uncertainties. These forward-looking statements include: anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters. Such statements reflect management’s best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report.

The following discussion should be read together with our condensed consolidated financial statements and related notes.

Overview

We manage our business through three reportable segments: Internet banking, business banking and lending. Our Internet banking segment includes online banking for consumers, which includes bill payment and bill presentment. Our business banking segment includes online business banking for small to large financial institutions. Our lending operation offers online lending for consumer loans. In addition, general and administrative expenses are now managed on a company wide basis across all of our operations and therefore these expenses will not be included in the operating results of the business segments.

Critical Accounting Policies

The following discussion and analysis of our financial condition and operating results are based on our unaudited condensed consolidated financial statements. Preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Consolidated Financial Statements. Specific risks for these critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Known Trends and Uncertainties

The following discussion identifies known trends and uncertainties currently impacting each of our business segments.

The growth in our Internet banking revenues during the first three months ended March 31, 2005 and 2004 was driven primarily by an 18% increase in Internet banking end users and a 50% increase in online bill payment users when compared to March 31, 2004. Revenue from end user growth was partially offset by a slight decrease in the average revenue per end user, due primarily to price discounts experienced at the time of contract renewal (generally once every three to five years) and the effects of tiered pricing incentives in most of our contracts. We expect a continuing modest decline in average monthly revenue per Internet banking end user over the next several years as our base of end users continues to increase and as customers renew their contracts with us.

Our business banking revenues for the three months ended March 31, 2005 and 2004 reflect the acquisition of Magnet in November 2003 that has been combined with our existing business banking segment. Revenues from the acquired business banking segment during the three months ended March 31, 2005 and 2004 were negatively impacted by unexpected delays in certain professional services projects that have limited our ability to begin new professional services projects from which to generate additional revenues. We also continue to invest significant resources to further develop our business banking software for large financial institutions, which increased costs and reduced our resources dedicated to supporting new sales. We believe that these trends will continue for the Magnet business for the rest of 2005 and possibly into 2006. Recurring revenue contributions from our outsourced business banking products, including the Magnet products hosted in our data center, remained strong and we expect that this performance will continue.

The decrease in our lending revenues during the first three months ended March 31, 2005 reflects certain key customer losses in late 2004 and as a result, a decrease in the number of lending applications processed and the continuation of a shift in the number of applications processed from our call center operations to the Internet channel. Internet applications result in lower revenue per application compared to applications received through our call center. We expect the Internet channel to continue to increase as a percentage of total loan applications processed in future quarters. We recently introduced Desktop Lender Premium, a new product in the lending division. While the product was rolled out in late 2004, we do not anticipate any significant revenue benefits from this new product until the latter part of 2005.

Results of Operations

We manage our business through three reportable segments: Internet banking, business banking and lending. General and administrative expenses, interest and other income, and the income tax provision are managed on a company-wide basis and are excluded from the results of the business segments.

Summarized results of operations for our reportable segments were as follows for the three months ended March 31, 2005 and 2004:

	Three months Ended March 31,
	2005		2004
	(dollars in thousands)
	Dollars	%	Dollars	%
Revenues:
Internet banking	$42,353	82	$36,027	79
Business banking	6,448	12	5,964	13
Lending	2,946	6	3,688	8

Total	$51,747	100	$45,679	100

	Dollars	Margin	Dollars	Margin
Gross profit:
Internet banking	$24,901	59	$20,256	56
Business banking	3,757	58	3,169	53
Lending	750	25	1,241	34

Total	29,408	57	$24,666	54

	Dollars	%	Dollars	%
Operating expenses:
Internet banking	$8,309	41	$8,095	45
Business banking	3,164	15	2,508	14
Lending	1,036	5	1,030	6
Unallocated (1) (2)	7,976	39	6,415	35

Total	$20,485	100	$18,048	100

	Dollars	Margin	Dollars	Margin
Income from operations:
Internet banking	$16,592	39	$12,161	34
Business banking	593	9	661	11
Lending	(286)	(10)	211	6
Unallocated (1) (2)	(7,976)	—	(6,415)	—

Total	$8,923	17	$6,618	14

(1)	Unallocated amounts include deferred stock-based compensation, intangible asset amortization, restructuring, asset impairment and other charges and general and administrative expenses that are not included in the measure of segment profit or loss used internally to evaluate the segment operating results.

(2)	Unallocated operating expenses include $2,025 of intangible asset amortization and $5,951 of general and administrative expenses in 2005 and $2,075 of intangible asset amortization and $4,340 of general and administrative expenses in 2004.

We assess the performance of our assets in the aggregate and, accordingly, assets are not presented on a segment basis.

For the three month periods ended March 31, 2005 and 2004, no customer comprised more than 10% of total revenues or Internet banking segment revenues. For the three month periods ending March 31, 2005 and 2004, one customer and two customers, respectively, accounted for approximately 10% of business banking revenues. For the three month period ending March 31, 2005, one customer accounted for 31% of total lending segment revenues and two customers for the three month period ending March 31, 2004, accounted for 28% and 13% of total lending segment revenues. We have no significant foreign operations.

A large portion of our Internet banking revenue is attributable to the number of active Internet banking end users at our financial institution customers. Summarized end users, in thousands, at March 31, 2005 and 2004 were as follows:

	March 31, 2005		March 31, 2004
	End Users	Penetration (1)	End Users	Penetration (1)
Potential end users at live sites	35,100	n/a	34,100	n/a
Active Internet banking end users (2)	5,534	15.8%	4,678	13.7%
Bill payment end users	1,101	19.9%	736	15.7%

(1)	Penetration for active end users is calculated as a percentage of potential end users at live sites. Penetration for bill payment end users is calculated as a percentage of active Internet banking end users.

(2)	Active Internet banking end users are consumers whose basic account information is available online as specified by our contract with the financial institution.

Three months Ended March 31, 2005 Compared to Three months Ended March 31, 2004

Revenues: Revenues for the three months ended March 31, 2005 were $51.7 million, an increase of 13% from the $45.7 million reported for the same period of the prior year.

The Internet banking division reported revenues of $42.4 million for the quarter ended March 31, 2005 compared to $36.0 million for the same quarter last year. This increase of $6.3 million, or 18%, was primarily due to an increased number of active Internet banking end users and bill payment end users within our existing customer base. Active Internet banking end users increased 18% from approximately 4,678,000 users at March 31, 2004 to approximately 5,534,000 users at March 31, 2005. Bill payment end users increased 50% to 1,101,000 users at March 31, 2005 from approximately 736,000 users at March 31, 2004.

Revenues generated by the business banking division were $6.4 million for the quarter ended March 31, 2005 compared to $6.0 million for the quarter ended March 31, 2004. The increase of $484,000 is primarily attributable to an increase in the number of business banking hosted end users. Business banking hosted end users increased 36% to approximately 90,300 users at March 31, 2005 from approximately 66,400 at March 31, 2004.

Revenues related to the lending division for the quarter ended March 31, 2005 were $2.9 million compared to $3.7 million for the quarter ended March 31, 2004. This decrease of $742,000, or 20%, resulted primarily from certain key customer losses in late 2004, a decrease in applications processed, and a continued shift in applications from the call center to the Internet channel which results in lower revenue per application.

Cost of Revenues: Cost of revenues is comprised primarily of salaries and related personnel expenses, network costs, depreciation and amortization of equipment and software used in providing our service, expenses related to the operation of our data centers including communication services, fees paid to third parties including bill payment, online statement, and check imaging vendors, and amortization of deferred implementation costs. Cost of revenues increased $1.3 million, or 6%, to $22.3 million for the three months ended March 31, 2005 from $21.0 million for the same period last year.

Cost of revenues for the quarter ended March 31, 2005 included $17.5 million related to the Internet banking division compared to $15.8 million for the three months ended March 31, 2004. This increase of $1.7 million, or 11%, was primarily due to third party costs related to our bill pay product that was driven primarily by the increase in revenues of 18% discussed above.

Cost of revenues for the business banking division was $2.7 million for the three months ended March 31, 2005 compared to $2.8 million in the same period last year. Our cost of revenues was relatively flat for both periods due to our relatively fixed cost base.

Cost of revenues related to the lending division was $2.2 million for the three month period ended March 31, 2005, a decrease of $251,000 from $2.4 million in the same period last year. The decrease is primarily due to a 20% decrease in revenues and the continued shift from the call center to the Internet channel which results in lower application cost.

Gross Profit: Gross profit increased $4.7 million, or 19%, from $24.7 million for the three months ended March 31, 2004 to $29.4 million for the three months ended March 31, 2005. Gross profit margin for the Internet banking division increased to 59% for the current year three month period from 56% for the three months ended March 31, 2004. The increase in gross profit margin for the Internet banking division is primarily attributable to the leverage in our business model that leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base. The business banking gross profit margin increased to 58% in the three months ended March 31, 2005 from 53% in the same period last year. This is attributable to an increase in our organic business banking margin resulting from an increase in revenues at a significantly greater rate than cost of revenues. Gross profit margin for the lending division decreased to 25% for the three months ended March 31, 2005 from 34% for the same period last year. The decrease in gross margin for the lending division is due to the decrease in revenues discussed above.

Operating Expenses: Operating expenses include sales, general and administrative expenses, research and development, and amortization of intangible assets. Operating expenses were $20.5 million for the three months ended March 31, 2005, an increase of $2.4 million, or 14%, from $18.0 million in the prior year three month period. This increase in operating expenses is primarily due to increased sales and marketing and general and administrative expenses during the three months ended March 31, 2005 discussed below.

Sales, General and Administrative: Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources and administrative personnel, sales commissions and other general corporate expenses. In addition, these expenses include marketing expenses such as trade shows, promotional costs and end user marketing campaigns and costs under core data processing vendor marketing alliance agreements.

Sales, general and administrative expenses increased $2.4 million, or 23%, from $10.7 million for the three months ended March 31, 2004 to $13.1 million for the three months ended March 31, 2005. This increase is due primarily to an increase in payments to core data processing vendors under marketing alliance agreements resulting from an increase in revenues and higher audit and legal fees in the three months ended March 31, 2005.

Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of our products and our data processing vendor interface software. Research and development expenses increased to $5.4 million for the three months ended March 31, 2005 from $5.3 million for the prior year three month period. The increase of $73,000 was primarily due to an increase in personnel offset by higher capitalization of certain internally developed software costs for the three months ended March 31, 2005. We will continue to invest in product enhancements, which could further increase our research and development expense in the future.

Amortization of Intangible Assets: Amortization of intangible assets was $2.0 million for the three months ended March 31, 2005 and $2.1 million for the comparable prior year period.

Provision for Income Taxes: During the three months ended March 31, 2005, we recorded a provision for income taxes of $3.7 million compared to $2.6 million for the three months ended March 31, 2004. The current year provision reflects an expected tax rate of 39.5%. The higher tax rate in 2005 primarily reflects decrease in expected utilization of research and development credits in 2005.

As discussed in “Liquidity and Capital Resources,” we do not expect to make significant cash tax payments until 2007 except for alternative minimum tax, at the earliest, due to utilization of our net operating loss and research and development carry-forwards to offset our current income tax liabilities.

Liquidity and Capital Resources

At March 31, 2005, we had cash and cash equivalents of $35.5 million, short-term investments of $51.7 million and $25.3 million of long-term investments. Our investments are comprised of readily marketable commercial paper, corporate debt, U.S. government agency securities, and auction rate debt and preferred securities. For financial statement presentation, we classify our investments as short-term and long-term based upon their maturity dates. Short-term investments primarily mature within one year of the date of the financial statements and long-term investments mature between one and two years from March 31, 2005. We classify auction rate securities with maturity dates of more than one year as short-term investments as the established interest rate reset periods are less than one year.

The market values of our investments are sensitive to changes in the level of U.S. interest rates and the market ratings of the underlying companies. Therefore, if investments we hold are sold prior to their maturity date, a gain or loss may result. We invest our cash in debt instruments of the U.S. government and its agencies, and in high quality investment grade corporate issuers. By policy, we limit the amount of credit exposure to any one issuer.

As of December 31, 2004, we had net operating loss carry-forwards for federal and state tax purposes of $116.3 million and $50.9 million, respectively. The net operating loss carry-forwards will begin to expire in 2005 for federal and state tax purposes. Under the provisions of the Internal Revenue Code of 1986, as amended, certain substantial changes in ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income. As of December 31, 2004 we also had research credit carry-forwards for federal and state tax purposes of $6.0 million and $3.6 million, respectively, that will begin to expire in 2011 for federal income tax purposes; however, these credits do not expire for state income tax purposes.

In January 2005, we renewed and amended our agreement for a $20.0 million revolving credit commitment with a bank (the “Revolver”) that expires on October 31, 2005. Based on the amended terms of the Revolver the interest rate is equal to either (i) the bank’s prime rate; or (ii) LIBOR plus 1.75%. We may draw down against the Revolver by electing either the bank’s prime rate or LIBOR for 1-month, 2-month, 3-month, or 6-month LIBOR terms. The Revolver is collateralized by all of our assets. There were no amounts outstanding under the Revolver as of March 31, 2005.

In April 2005, our Board of Directors approved a new $25.0 million stock repurchase program. The program gives us the ability to repurchase up to $25.0 million of our common stock during the next 12 months in the open market or in privately negotiated transactions, and will be funded by operating cash flows. No purchases have been made under this repurchase program as of the filing of this Quarterly Report on Form 10-Q.

Cash and cash equivalents decreased $29.2 million in the three months ended March 31, 2005 to $35.5 million due primarily to the acquisition of treasury stock of $21.2 million and purchases of investments of $24.5 million offset by net operating cash flows of $16.0 million.

Net cash provided by operating activities increased $4.4 million for the three months ended March 31, 2005 to $16.0 million from $11.6 million for the three months ended March 31, 2004 due primarily to collections of year-end maintenance billings in 2005.

Net cash used in investing activities was $26.7 million for the three months ended March 31, 2005 and $1.7 million for the three months ended March 31, 2004. The change in cash used in investing activities was primarily the result of net investment purchases of $24.5 million.

Net cash used in financing activities was approximately $18.5 million for the three months ended March 31, 2005 compared to cash provided by financing activities of approximately $1.9 million for the three months ended March 31, 2004. The decrease in cash used in financing activities of $20.4 million is primarily due to acquisition of treasury stock of $21.2 million during the three months ended March 31, 2005.

Although we expect to continue to expend significant amounts on ongoing research and development, computer and related data center equipment, and personnel, we believe that our cash, cash equivalents and cash flows from operations will be sufficient to satisfy our cash requirements for the foreseeable future. We have no material commitments, other than obligations under our operating and minimum vendor purchase commitments, and we have no off-balance sheet arrangements. We do, however, continually evaluate additional investments in our business particularly in the area of product development and related infrastructure which could potentially result in significant capital outlays in the future.

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

An increase or decrease in market interest rates by 10% as of March 31, 2005 would not cause a significant change in the fair value of our investments. Although the fair value of short-term and long-term investments may change due to interest rate fluctuations, we have the ability to hold the investments to maturity, which reduces the overall risk.

We are also exposed to the impact of interest rate changes as they affect our revolving credit commitment. The interest rate charged on our bank facility varies with the bank’s prime rate or LIBOR and, consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the facility. As of March 31, 2005, we had no amounts outstanding under our bank facility.

We are not exposed to foreign currency risk since all revenues and expenses are in U.S. dollars.

There were no significant changes to our market risk in the three months ended March 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of March 31, 2005, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), including the effect of the material weakness as discussed below, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in alerting them, in a timely manner, to material information to be included in our periodic SEC filings.

Changes in Our Controls: In our Annual Report on Form 10-K, we disclosed that, as of December 31, 2004, we did not maintain effective internal control over the preparation of our income tax provision calculation. During the review of our financial statements, certain errors were identified which required correction in the calculation of our income tax provision and related deferred tax asset and tax contingency reserve accounts. The errors, which were not material in the aggregate, were corrected prior to our earnings press release dated February 17, 2005 and our filing of the Form 10-K. These errors were the result of a deficiency in the operation of controls requiring the reconciliation of the components of our income tax provision calculation to appropriate supporting documentation. This deficiency results in a more than remote likelihood that a material misstatement to our income tax provision and related deferred tax asset and tax contingency reserve accounts in the annual or interim financial statements will not be prevented or detected. Accordingly, management determined that this condition constituted a material weakness. Because of this material weakness, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In connection with the material weakness described in our Annual Report on Form 10-K, our remediation process includes establishing and recruiting a Director of Tax to prepare the income tax calculations, and engaging external tax advisors to review the accuracy of the Company’s income tax calculations. As of the filing of this Quarterly Report on Form 10-Q, we are in the process of remediating the issue.

There has been no significant change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting are designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

In Re Digital Insight Corporation Initial Public Offering Securities Litigation

On December 6, 2001, Digital Insight and two of its former officers and directors and one current director were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims, which were also asserted against the managing underwriters in our previous public offerings, are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the IPOs of more than 300 other companies. Along with these companies and the individual defendants, but not the underwriter defendants, we have entered into a settlement agreement with the plaintiffs to settle the claims. As part of the settlement, once all settlement documents have been fully executed, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for this lawsuit.

In addition to this lawsuit, we may be involved from time to time in litigation arising in the normal course of our business. Although we are currently not a party to such litigation that we believe would have a material adverse effect, individually or in the aggregate, on our business, financial condition, or results of operations, it is possible that in the future we could become a party to such proceedings.

Magnet Claims

Currently, approximately $3.4 million of cash and 144,834 shares of Digital Insight’s common stock issuable in connection with its acquisition of Magnet are held in escrow. We have notified the prior stockholders of Magnet that it has various claims against them in connection with the acquisition, and is seeking recovery of damages, including the amounts in escrow. We are in the preliminary stages of the escrow claim process. No amounts have been recorded at March 31, 2005 as we cannot determine the final outcome.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1 (October 21-October 31, 2004)	—	$—	—	$25,000,000
Month #2 (November 1-November 30, 2004)	151,400	$16.34	151,400	$22,526,081
Month #3 (December 1-December 31, 2004)	80,800	$16.48	232,200	$21,194,703
Month #4 (January 1-January 31, 2005)	—	$—	232,200	$21,194,703
Month #5 (February 1-February 28, 2005)	353,600	$15.94	585,800	$15,558,427
Month #6 (March 1-March 31, 2005)	917,444	$16.64	1,503,244	$—

Total	1,503,244	$16.60

On October 21, 2004, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock. The repurchases will be made from time to time during a 12 month period ending October 21, 2005 in open market or in privately negotiated transactions, and will be funded by operating cash flows.

In April 2005, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to an additional $25.0 million of our common stock. The repurchases may be made over the next 12 months in the open market or in privately negotiated transaction, and will be funded by operating cash flows. No purchases have been made under this repurchase program as of the filing of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

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

31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

DIGITAL INSIGHT CORPORATION

Date: May 10, 2005	By:	/s/ Paul J. Pucino
Paul J. Pucino Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)