Form 10-Q
period 2005-06-30
DIGITAL INSIGHT CORP
filed 2005-08-08
CIK 1037275

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common Stock, $0.001 par value

34,055,112 shares outstanding as of July 31, 2005

DIGITAL INSIGHT CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL INSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,411	$64,682
Short-term investments	61,762	34,787
Accounts receivable, net of allowance for doubtful accounts of $771 and $1,274	24,727	27,483
Accumulated implementation costs	2,275	2,662
Deferred tax asset, net	21,789	18,665
Prepaid and other current assets	4,358	2,499

Total current assets	135,322	150,778

Property and equipment, net of accumulated depreciation of $64,014 and $58,244	24,638	22,818
Goodwill	136,382	136,382
Intangible assets, net of accumulated amortization of $35,048 and $30,997	13,122	17,173
Accumulated implementation costs	3,027	2,810
Long-term investments	18,865	17,785
Deferred tax asset, net	20,558	29,318
Other assets	5,915	192

Total assets	$357,829	$377,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,772	$7,493
Accrued compensation and related benefits	6,698	4,952
Customer deposits and deferred revenue	12,937	14,030
Accrued expenses and other liabilities	7,594	6,934
Tax contingency reserve	4,359	3,994

Total current liabilities	43,360	37,403

Customer deposits and deferred revenue	7,389	6,772

Total liabilities	50,749	44,175

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 36,594,357 shares issued and 34,053,013 shares outstanding at June 30, 2005 and 36,045,211 shares issued and 35,813,011 shares outstanding at December 31, 2004	34	36
Additional paid-in capital	459,070	451,080
Treasury stock, at cost; 2,541,344 shares at June 30, 2005 and 232,200 shares at December 31, 2004	(49,996)	(3,812)
Deferred stock-based compensation	(465)	(542)
Accumulated deficit	(101,563)	(113,681)

Total stockholders’ equity	307,080	333,081

Total liabilities and stockholders’ equity	$357,829	$377,256

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$52,324	$46,857	$104,071	$92,536
Cost of revenues	22,197	20,902	44,536	41,915

Gross profit	30,127	25,955	59,535	50,621

Operating expenses:
Sales, general and administrative (including amortization of deferred stock-based compensation of $39 and $78 and $62 and $123 for the three months and six months ended June 30, 2005 and 2004, respectively)	13,076	10,841	26,182	21,533
Research and development	5,688	5,857	11,042	11,138
Amortization of intangible assets	2,025	2,075	4,050	4,150

Total operating expenses	20,789	18,773	41,274	36,821

Income from operations	9,338	7,182	18,261	13,800
Interest and other income, net	777	149	1,314	248

Income before provision for income taxes	10,115	7,331	19,575	14,048
Provision for income taxes	3,720	2,790	7,457	5,350

Net income	$6,395	$4,541	$12,118	$8,698

Basic net income per share	$0.18	$0.13	$0.34	$0.25

Diluted net income per share	$0.18	$0.13	$0.34	$0.24

Shares used to compute basic net income per share	34,811	35,203	35,183	35,117
Shares used to compute diluted net income per share	35,765	36,085	35,835	36,217

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$12,118	$8,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,857	6,988
Amortization of intangible assets	4,050	4,150
Amortization of deferred stock-based compensation	78	123
Deferred income tax provision	5,636	4,705
Loss on disposition of property and equipment	47	281
Income tax benefit on stock options exercised	1,033	1,480
Changes in operating assets and liabilities:
Accounts receivable	2,756	760
Accumulated implementation costs	170	913
Prepaid and other current assets	(1,597)	(966)
Other assets	(5,723)	91
Accounts payable	4,279	1,803
Accrued compensation and related benefits	1,746	(836)
Customer deposits and deferred revenue	(476)	(751)
Other liabilities and tax contingency reserve	823	(1,787)

Net cash provided by operating activities	31,797	25,652

Cash flows from investing activities:
Purchases of investments
Held-to-maturity	(60,911)	(17,893)
Available for sale	(15,073)	—
Other investments	(500)	—
Proceeds from maturity of investments
Held-to-maturity	44,814	17,200
Available for sale	3,615	—
Other investments	—	—
Purchase of property and equipment	(8,986)	(3,478)
Acquisition payments, net of cash received	—	(1,043)

Net cash used in investing activities	(37,041)	(5,214)

Cash flows from financing activities:
Acquisition of treasury stock	(46,184)	—
Proceeds from issuance of common stock	7,157	4,373

Net cash provided by (used in) financing activities	(39,027)	4,373

Net increase (decrease) in cash and cash equivalents	(44,271)	24,811
Cash and cash equivalents, beginning of period	64,682	40,226

Cash and cash equivalents, end of period	$20,411	$65,037

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$861	$207

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

Method of presentation

The accompanying condensed consolidated financial statements as of June 30, 2005 and for the three months and six months ended June 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the “SEC”). Independent auditors have not audited these consolidated financial statements. The consolidated financial statements include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. Certain items shown in the prior consolidated financial statements have been reclassified to conform to the presentation of the current period.

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

Investments in debt and equity securities

The Company accounts for its short-term and long-term investments in debt and equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” These investments are comprised of readily marketable commercial paper, debt instruments of the U.S. government and its agencies, corporate debt securities and auction rate debt and preferred securities, and our warrants in CashEdge. All investments, with the exception of the auction rate securities and our warrants in CashEdge, are classified as held-to-maturity securities and carried at amortized cost using the specific identification method. The Company intends to and has the ability to hold these investments to maturity. Auction rate securities are classified as available-for-sale investments and are carried at their fair value. Unrealized gains and losses on available-for-sale securities would be reported in comprehensive income, however, at June 30, 2005, the fair value of the available-for-sale securities approximated cost. Realized gains and losses, if any, are included in net income. There were no realized gains or losses in the three month or six month periods ended June 30, 2005 and 2004.

The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary impairment losses in the three month or six month periods ended June 30, 2005 and 2004.

In June 2005, the Company entered into a strategic alliance with CashEdge Inc., a leading provider of online financial applications, to become a distributor for CashEdge’s account opening and funding solution. As part of this agreement, the Company pre-purchased transactions from CashEdge for use over a five year term as well as obtained warrants to purchase common shares in CashEdge for aggregate consideration of $6.25 million which is included in accounts payable at June 30, 2005. The estimated fair value of the warrants of $500,000 has been recorded in long-term investments. The warrants contain a cash-less exercise feature and are therefore considered a derivative financial instrument for accounting purposes. The warrants will be marked to market at each reporting date with any unrealized gains or losses reflected in net income. The remaining $5.75 million has been recorded in other assets in the June 30, 2005 balance sheet.

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

The Company bills three data processing software vendors directly for the services provided by the Company to financial institution customers. Under these arrangements, the data processing vendor sets the actual price charged to the financial institution, bundles the Company’s services with other vendor services, performs administrative functions including billing, and bears all collection risk. Because of these factors, the Company recognizes the revenue under these arrangements based on the net revenue earned from the data processing vendor in accordance with EITF No. 99-19.

The Company has agreements with third party vendors to resell the services of those third parties to the Company’s financial institution customers including bill payment, online statement, online account opening and funding, and check imaging services. The Company is obligated to provide these services to its customers and there is no contractual arrangement between the third party vendors and the Company’s customers. In addition, the Company prices these services independent of the amounts billed by these vendors to the Company and the Company bears all collection risk for the amounts billed to its customers. In accordance with EITF No. 99-19, amounts earned from the Company’s customers are recorded as revenue on a gross basis and the costs incurred from the third party service providers are recorded as cost of revenues in the accompanying consolidated statements of operations.

Income taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred taxes are determined based on differences between the financial statement and tax basis of assets and liabilities, and are measured at the enacted tax rates that will be in effect when those differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. There were no valuation allowances recorded as of June 30, 2005 and December 31, 2004. The Company records a contingent income tax liability for differences between the as-filed basis and book basis of certain tax assets and liabilities. As of June 30, 2005 and December 31, 2004, the cumulative tax contingency reserve of $4.4 million and $4.0 million is included in current liabilities on the accompanying consolidated balance sheets.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Stock-based compensation, net of tax:
As reported	$23	$38	$47	$76
Additional stock-based compensation expense determined under the fair value method	1,291	1,056	2,384	1,983

Pro forma	$1,314	$1,094	$2,431	$2,059

Net income:
As reported	$6,395	$4,541	$12,118	$8,698
Additional stock-based compensation expense determined under the fair value method	(1,291)	(1,056)	(2,384)	(1,983)

Pro forma	$5,104	$3,485	$9,734	$6,715

Net income per share—basic:
As reported	$0.18	$0.13	$0.34	$0.25
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.04)	(0.03)	(0.07)	(0.06)

Pro forma	$0.14	$0.10	$0.27	$0.19

Net income per share—diluted:
As reported	$0.18	$0.13	$0.34	$0.24
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.04)	(0.03)	(0.07)	(0.05)

Pro forma	$0.14	$0.10	$0.27	$0.19

Net income per share

The company computes net income per share in accordance with SFAS No. 128, “Earnings per share,” and Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, less shares subject to the repurchase rights. The calculation of diluted net income per share excludes potential common shares if the effect is anti-dilutive. Potential common shares are incremental shares of common stock issuable upon the exercise of stock options and warrants. The difference between the shares used to calculate basic and diluted earnings per share is primarily comprised of employee and non-employee director stock options for both the three month and six month periods ending June 30, 2005 and 2004.

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

The results of operations from these reportable segments were as follows for the three month and six month periods ended June 30, 2005 and 2004 (in thousands):

	Internet Banking	Business Banking	Lending	Unallocated (1)	Total
Three months ended June 30, 2005:
Revenues	$42,126	$6,643	$3,555	$—	$52,324
Cost of revenues	17,233	2,809	2,155	—	22,197
Gross profit	24,893	3,834	1,400	—	30,127
Operating expenses (2)	8,394	3,203	1,177	8,015	20,789
Income (loss) from operations	16,499	631	223	(8,015)	9,338
Three months ended June 30, 2004:
Revenues	$37,252	$5,842	$3,763	$—	$46,857
Cost of revenues	15,522	2,819	2,561	—	20,902
Gross profit.	21,730	3,023	1,202	—	25,955
Operating expenses (3)	8,431	2,345	1,044	6,953	18,773
Income from operations	13,299	678	158	(6,953)	7,182
Six months ended June 30, 2005:
Revenues	$84,479	$13,091	$6,501	$—	$104,071
Cost of revenues	34,685	5,500	4,351	—	44,536
Gross profit	49,794	7,591	2,150	—	59,535
Operating expenses (2)	16,703	6,367	2,213	15,991	41,274
Income (loss) from operations	33,091	1,224	(63)	(15,991)	18,261
Six months ended June 30, 2004:
Revenues	$73,279	$11,806	$7,451	$—	$92,536
Cost of revenues	31,293	5,614	5,008	—	41,915
Gross profit.	41,986	6,192	2,443	—	50,621
Operating expenses (3)	16,526	4,853	2,074	13,368	36,821
Income from operations	25,460	1,339	369	(13,368)	13,800

(1)	Unallocated amounts include deferred stock-based compensation, intangible asset amortization, and other charges and general and administrative expenses that are not included in the measure of segment profit or loss used internally to evaluate the segment operating results.

(2)	Unallocated operating expenses include $2,025 and $4,050 of intangible asset amortization and $5,990 and $11,941 of general and administrative expenses for the three months and six months ended June 30, 2005.

(3)	Unallocated operating expenses include $2,075 and $4,150 of intangible asset amortization and $4,878 and $9,218 of general and administrative expenses for the three months and six months ended June 30, 2004.

The Company assesses the performance of its assets in the aggregate and accordingly assets are not presented on a segment basis.

For the three month and six month periods ended June 30, 2005 and 2004, no customer comprised more than 10% of total revenues or Internet banking segment revenues. For the three and six month periods ending June 30, 2005, one customer accounted for approximately 10% of business banking revenues. For the three and six month periods ended June 30, 2004, no customer comprised more than 10% of business banking revenue. For the three and six month periods ending June 30, 2005, one customer accounted for 25% and 27% of total lending segment revenues, respectively, and one customer for the three month and six month periods ending June 30, 2004, accounted for 24% and 26% of total lending segment revenues. The Company has no significant foreign operations.

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

Magnet Claims

Currently, approximately $3.4 million of cash and 144,834 shares of the Company’s common stock issued in connection with its acquisition of Magnet are held in escrow. The Company has notified the prior stockholders of Magnet that it has various claims against them in connection with the acquisition, and is seeking recovery of damages, including the amounts in escrow. The prior stockholders have initiated arbitration proceedings seeking release of the escrowed amounts. The Company is in the preliminary stages of the arbitration proceedings and, as such, the Company cannot determine the final outcome.

5.	Treasury Stock

On October 21, 2004, the Company announced that its Board of Directors had approved a share repurchase program for up to $25.0 million of the Company’s common stock for 12 months. As of March 31, 2005, the Company had repurchased 1,503,244 shares for an aggregate cost of $25.0 million.

In April 2005, the Company’s Board of Directors approved another $25.0 million stock repurchase program. The program gave the Company the ability to repurchase up to $25.0 million of the Company’s common stock during the following 12 months in the open market or in privately negotiated transactions, and was funded by operating cash flows. As of June 30, 2005, the Company repurchased 1,038,100 shares of its common stock for an aggregate purchase price of $25.0 million.

There are no restrictions on the Company’s treasury stock. The repurchased common stock is classified as “Treasury stock, at cost” in the accompanying consolidated balance sheets.

6.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$6,395	$4,541	$12,118	$8,698
Denominator for basic calculation	34,811	35,203	35,183	35,117
Dilutive effect of options outstanding	954	882	652	1,100

Denominator for diluted calculation	35,765	36,085	35,835	36,217

Basic net income per share	$0.18	$0.13	$0.34	$0.25

Diluted net income per share	$0.18	$0.13	$0.34	$0.24

Common stock equivalents that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average effect of common stock equivalents:
Warrants	—	55	44	51
Employee stock options	1,168	1,548	1,981	1,454

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We manage our business through three reportable segments: Internet banking, business banking and lending. Our Internet banking segment includes online banking for consumers, which includes bill payment and bill presentment. Our business banking segment includes online business banking for small to large financial institutions. Our lending operation offers online lending for consumer loans. In addition, general and administrative expenses are managed on a company wide basis across all of our operations and therefore these expenses will not be included in the operating results of the business segments.

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

The growth in our Internet banking revenues during the first six months of 2005 was driven primarily by a 17% increase in Internet banking end users and a 47% increase in online bill payment users when compared to June 30, 2004. Revenue from end user growth was partially offset by a slight decrease in the average revenue per end user, due primarily to price discounts experienced at the time of contract renewal (generally once every three to five years) and the effects of tiered pricing incentives in most of our contracts. We expect a continuing modest decline in average monthly revenue per Internet banking end user over the next several years as our base of end users continues to increase and as customers renew their contracts with us.

Our business banking revenues for the three and six month periods ended June 30, 2005 reflect the acquisition of Magnet in November 2003 that has been combined with our existing business banking segment. Revenues from the acquired business banking segment during the three month and six month periods ended June 30, 2005 and 2004 were negatively impacted by unexpected delays in certain professional services projects that have limited our ability to begin new professional services projects from which to generate additional revenues. We also continue to invest significant resources to further develop our business banking software for large financial institutions, which increased costs and reduced our resources dedicated to supporting new sales. We believe that these trends will continue for the Magnet business for the rest of 2005 and possibly into 2006. Recurring revenue contributions from our outsourced business banking products, including the Magnet products hosted in our data center, remained strong and we expect that this performance will continue.

The decrease in our lending revenues during the first three month and six month periods ended June 30, 2005 reflects certain key customer losses in late 2004 and as a result, a decrease in the number of lending applications processed and the continuation of a shift in the number of applications processed from our call center operations to the Internet channel. Internet applications result in lower revenue per application compared to applications received through our call center. We expect the Internet channel to continue to increase as a percentage of total loan applications processed in future quarters. We recently introduced a new product in the lending division that, for the first time, includes a loan origination system. Early sales and implementations of the new lending platform have proceeded slower than previously expected due primarily to product stability issues that we are working to resolve. As a result, we do not anticipate any material revenue contributions from the new platform prior to 2006.

Results of Operations

We manage our business through three reportable segments: Internet banking, business banking and lending. General and administrative expenses, interest and other income, and the income tax provision are managed on a company-wide basis and are excluded from the results of the business segments.

Summarized results of operations for our reportable segments were as follows for the three month and six month periods ended June 30, 2005 and 2004:

	Three months Ended June 30,				Six Months ended June 30, 2005
	2005		2004		2005		2004
	(dollars in thousands)				(dollars in thousands)
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues:
Internet banking	$42,126	80	$37,252	80	$84,479	81	$73,279	79
Business banking	6,643	13	5,842	12	13,091	13	11,806	13
Lending	3,555	7	3,763	8	6,501	6	7,451	8

Total	$52,324	100	$46,857	100	$104,071	100	$92,536	100

	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
Gross profit:
Internet banking	$24,893	59%	$21,730	58%	$49,794	59%	$41,986	57%
Business banking	3,834	58	3,023	52	7,591	58	6,192	52
Lending	1,400	39	1,202	32	2,150	33	2,443	33

Total	$30,127	58%	$25,955	55%	$59,535	57%	$50,621	55%

	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating expenses:
Internet banking	$8,394	40	$8,431	45	$16,703	41	$16,526	45
Business banking	3,203	15	2,345	12	6,367	15	4,853	13
Lending	1,177	6	1,044	6	2,213	5	2,074	6
Unallocated (2) (3) (4)	8,015	39	6,953	37	15,991	39	13,368	36

Total	$20,789	100	$18,773	100	$41,274	100	$36,821	100

	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
Income from operations:
Internet banking	$16,499	39%	$13,299	36%	$33,091	39%	$25,460	35%
Business banking	631	9	678	12	1,224	9	1,339	11
Lending	223	6	158	4	(63)	(1)	369	5
Unallocated (2) (3) (4)	(8,015)	—	(6,953)	—	(15,991)	—	(13,368)	—

Total	$9,338	18%	$7,182	15%	$18,261	18%	$13,800	15%

(1)	Margin represents dollar amounts as a percentage of revenues.

(2)	Unallocated amounts include deferred stock-based compensation, intangible asset amortization, and other charges and general and administrative expenses that are not included in the measure of segment profit or loss used internally to evaluate the segment operating results.

(3)	Unallocated operating expenses include $2,025 and $4,050 of intangible asset amortization and $5,990 and $11,941 of general and administrative expenses for the three months and six months ended June 30, 2005.

(4)	Unallocated operating expenses include $2,075 and $4,150 of intangible asset amortization and $4,878 and $9,218 of general and administrative expenses for the three months and six months ended June 30, 2004.

We assess the performance of our assets in the aggregate and, accordingly, assets are not presented on a segment basis.

For the three month and six month periods ended June 30, 2005 and 2004, no customer comprised more than 10% of total revenues or Internet banking segment revenues. For the three and six month periods ending

June 30, 2005, one customer accounted for approximately 10% of business banking revenues. For the three and six month periods ended June 30, 2004, no customer comprised more than 10% of business banking revenue. For the three and six month periods ending June 30, 2005, one customer accounted for 25% and 27% of total lending segment revenues, respectively, and one customer for the three and six month periods ending June 30, 2004, accounted for 24% and 26% of total lending segment revenues. The Company has no significant foreign operations.

A large portion of our Internet banking revenue is attributable to the number of active Internet banking end users and bill payment end users at our financial institution customers. Summarized end users, in thousands, at June 30, 2005 and 2004 were as follows:

	June 30, 2005		June 30, 2004
	End Users	Penetration (1)	End Users	Penetration (1)
Potential end users at live sites	35,200	n/a	34,200	n/a
Active Internet banking end users (2)	5,712	16.2%	4,885	14.3%
Bill payment end users	1,196	20.9%	816	16.7%

(1)	Penetration for active end users is calculated as a percentage of potential end users at live sites. Penetration for bill payment end users is calculated as a percentage of active Internet banking end users.

(2)	Active Internet banking end users are consumers whose basic account information is available online as specified by our contract with the financial institution.

Three months Ended June 30, 2005 Compared to Three months Ended June 30, 2004

Revenues: Revenues for the three months ended June 30, 2005 were $52.3 million, an increase of 12% from the $46.9 million reported for the same period of the prior year.

The Internet banking division reported revenues of $42.1 million for the quarter ended June 30, 2005 compared to $37.3 million for the same quarter last year. This increase of $4.9 million, or 13%, was primarily due to an increased number of active Internet banking end users and bill payment end users within our existing customer base. Active Internet banking end users increased 17% to approximately 5,712,000 users at June 30, 2005 from approximately 4,885,000 users at June 30, 2004. Bill payment end users increased 47% to 1,196,000 users at June 30, 2005 from approximately 816,000 users at June 30, 2004. The increase in end users was partially offset by a slight decrease in the average revenue per customer due to price decreases at contract renewal and the impact of tiered pricing incentives.

Revenues generated by the business banking division were $6.6 million for the quarter ended June 30, 2005 compared to $5.8 million for the quarter ended June 30, 2004. The increase of $800,000, or 14%, is primarily attributable to an increase in the number of business banking hosted end users.

Revenues related to the lending division for the quarter ended June 30, 2005 were $3.6 million compared to $3.8 million for the quarter ended June 30, 2004. This decrease of $200,000, or 6%, resulted primarily from certain key customer losses in late 2004 that led to a decrease in applications processed, and a continued shift in applications from the call center to the Internet channel (which results in lower revenue per application) that were partially offset by license fee revenue of $500,000.

Cost of Revenues: Cost of revenues is comprised primarily of salaries and related personnel expenses, network costs, depreciation and amortization of equipment and software used in providing our service, expenses related to the operation of our data centers including communication services, fees paid to third parties including bill payment, online statement, and check imaging vendors, and amortization of deferred implementation costs. Cost of revenues increased $1.3 million, or 6%, to $22.2 million for the three months ended June 30, 2005 from $20.9 million for the same period last year.

Cost of revenues for the quarter ended June 30, 2005 included $17.2 million related to the Internet banking division compared to $15.5 million for the quarter ended June 30, 2004. This increase of $1.7 million, or 11%, was primarily due to third party costs related to our bill pay product that was driven primarily by the increase in revenues of 13% discussed above.

Cost of revenues for the business banking division was $2.8 million for the three months ended June 30, 2005 and June 30, 2004. Our cost of revenues was relatively flat for both periods due to our relatively fixed cost base.

Cost of revenues related to the lending division was $2.2 million for the three month period ended June 30, 2005, a decrease of $400,000 from $2.6 million in the same period last year. The decrease was primarily due to a 6% decrease in revenues and the continued shift from the call center to the Internet channel which results in lower cost per application.

Gross Profit: Gross profit increased $4.2 million, or 16%, from $26.0 million for the three months ended June 30, 2004 to $30.1 million for the three months ended June 30, 2005. Gross profit margin for the Internet banking division increased to 59% for the three month period ended June 30, 2005 from 58% for the three months ended June 30, 2004. The increase in gross profit margin for the Internet banking division is primarily attributable to the leverage in our business model that generally leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base, subject to product mix. The business banking gross profit margin increased to 58% in the three months ended June 30, 2005 from 52% in the same period last year. The increase is attributable to rapid growth in business banking end users contributing revenues while cost of revenues remained flat. Gross profit margin for the lending division increased to 39% for the three months ended June 30, 2005 from 32% for the same period last year. The increase in gross margin for the lending division is primarily attributable to $500,000 in license revenue, which had no associated cost of sales.

Operating Expenses: Operating expenses include sales, general and administrative expenses, research and development, and amortization of intangible assets. Operating expenses were $20.8 million for the three months ended June 30, 2005, an increase of $2.0 million, or 11%, from $18.8 million in the three month period ended June 30, 2004. This increase in operating expenses is primarily due to increased sales and marketing and general and administrative expenses during the three months ended June 30, 2005 as discussed below.

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

Sales, general and administrative expenses increased $2.3 million, or 21%, from $10.8 million for the three months ended June 30, 2004 to $13.1 million for the three months ended June 30, 2005. This increase is due primarily to an increase in payments to core data processing vendors under marketing alliance agreements resulting from an increase in revenues, higher incentive compensation, and growth in legal fees in the three months ended June 30, 2005 relating to our dispute involving the former Magnet stockholders.

Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of our products and our data processing vendor interface software. Research and development expenses decreased to $5.7 million for the three months ended June 30, 2005 from $5.9 million for the three month period ended June 30, 2004. The decrease of $0.2 million was primarily due to higher capitalization of certain internally developed software costs that was partially offset by an increase in product development personnel for the three months ended June 30, 2005. We will continue to invest in product enhancements, which could further increase our research and development expense in the future.

Amortization of Intangible Assets: Amortization of intangible assets was $2.0 million for the three months ended June 30, 2005 and $2.1 million for the comparable prior year period.

Provision for Income Taxes: During the three months ended June 30, 2005, we recorded a provision for income taxes of $3.7 million compared to $2.8 million for the three months ended June 30, 2004. The current quarter’s provision reflects an expected tax rate of 39.5% less a greater than previously estimated tax benefit related to research and development credits in 2005. The current year’s estimated tax rate of 39.5% is higher than last year’s estimated tax rate of 38% primarily due to a higher effective state tax rate in 2005 as compared to 2004.

As discussed in “Liquidity and Capital Resources,” we do not expect to make significant cash tax payments, except for alternative minimum tax, until 2007 at the earliest, due to utilization of our net operating loss and research and development carry-forwards to offset our current income tax liabilities.

Six months Ended June 30, 2005 Compared to Six months Ended June 30, 2004

Revenues: Revenues for the six months ended June 30, 2005 were $104.1 million, an increase of 12% from the $92.5 million reported for the same period of the prior year.

The Internet banking division reported revenues of $84.5 million for the six months ended June 30, 2005 compared to $73.3 million for the same period last year. This increase of $11.2 million, or 15%, was primarily due to an increased number of active Internet banking end users and bill payment end users within our existing customer base. Active Internet banking end users increased 17% to approximately 5,712,000 users at June 30, 2005 from approximately 4,885,000 users at June 30, 2004. Bill payment end users increased 47% to 1,196,000 users at June 30, 2005 from approximately 816,000 users at June 30, 2004.

Revenues generated by the business banking division were $13.1 million for the six months ended June 30, 2005 compared to $11.8 million for the same period last year. The increase of $1.3 million is primarily attributable to an increase in the number of business banking hosted end users.

Revenues related to the lending division for the six months ended June 30, 2005 were $6.5 million compared to $7.5 million for the six months ended June 30, 2004. This decrease of $1.0 million, or 13%, resulted primarily from certain key customer losses in late 2004 that led to a decrease in loan applications processed, and a continued shift in applications from the call center to the Internet channel (which results in lower revenue per application) that were partially offset by license fee revenue of $500,000.

Cost of Revenues: Cost of revenues is comprised primarily of salaries and related personnel expenses, network costs, depreciation and amortization of equipment and software used in providing our service, expenses related to the operation of our data centers including communication services, fees paid to third parties including bill payment, online statement, and check imaging vendors, and amortization of deferred implementation costs. Cost of revenues increased $2.6 million, or 6%, to $44.5 million for the six months ended June 30, 2005 from $41.9 million for the same period last year.

Cost of revenues for the six months ended June 30, 2005 included $34.7 million related to the Internet banking division compared to $31.3 million for the six months ended June 30, 2004. This increase of $3.4 million, or 11%, was primarily due to higher third party costs related to our bill pay product that was driven primarily by the increase in revenues of 15% discussed above.

Cost of revenues for the business banking division was $5.5 million for the six months ended June 30, 2005 compared to $5.6 million in the same period last year. Our cost of revenues was relatively flat for both periods due to our relatively fixed cost base.

Cost of revenues related to the lending division was $4.3 million for the six month period ended June 30, 2005, a decrease of $700,000 from $5.0 million in the same period last year. The decrease is primarily attributable to lower revenues and the continued shift from the call center to the Internet channel which results in lower application cost.

Gross Profit: Gross profit increased $8.9 million, or 18%, from $50.6 million for the six months ended June 30, 2004 to $59.5 million for the six months ended June 30, 2005. Gross profit margin for the Internet banking division increased to 59% for the current year six month period from 57% for the six months ended June 30, 2004. The increase in gross profit margin for the Internet banking division is primarily attributable to the leverage in our business model that generally leads to an expansion in gross profit margin as revenues increase above our relatively fixed cost base, subject to product mix. The business banking gross profit margin increased to 58% in the six months ended June 30, 2005 from 52% in the same period last year. The increase is attributable to the rapid growth in business banking end users contributing revenues while cost of revenues remained flat. Gross profit margin for the lending division was 33% for the six months ended June 30, 2005 and 2004.

Operating Expenses: Operating expenses include sales, general and administrative expenses, research and development, and amortization of intangible assets. Operating expenses were $41.3 million for the six months ended June 30, 2005, an increase of $4.5 million, or 12%, from $36.8 million in the prior year six month period. This increase in operating expenses is primarily due to increased sales and marketing and general and administrative expenses during the six months ended June 30, 2005 discussed below.

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

Sales, general and administrative expenses increased $4.6 million, or 22%, from $21.5 million for the six months ended June 30, 2004 to $26.2 million for the six months ended June 30, 2005. This increase is due primarily to an increase in payments to core data processing vendors under marketing alliance agreements resulting from an increase in revenues, higher incentive compensation, and growth in audit and legal fees in the six months ended June 30, 2005.

Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees for the design, development, testing and enhancement of our products and our data processing vendor interface software. Research and development expenses decreased to $11.0 million for the six months ended June 30, 2005 from $11.1 million for the prior year six month period. The decrease of $100,000 was primarily due to higher capitalization of certain internally developed software costs that was partially offset by an increase in personnel for the six months ended June 30, 2005. We will continue to invest in product enhancements, which could further increase our research and development expense in the future.

Amortization of Intangible Assets: Amortization of intangible assets was $4.1 million for the six months ended June 30, 2005 and $4.2 million for the comparable prior year period.

Provision for Income Taxes: During the six months ended June 30, 2005, we recorded a provision for income taxes of $7.5 million compared to $5.4 million for the six months ended June 30, 2004. The current year’s provision reflects an expected tax rate of 39.5%, less a greater than previously estimated tax benefit related to research and development credits in 2005. The current year’s estimated tax rate of 39.5% is higher than last year’s estimated tax rate of 38% primarily due to a higher effective state tax rate in 2005 as compared to 2004.

As discussed in “Liquidity and Capital Resources,” we do not expect to make significant cash tax payments, except for alternative minimum tax, until 2007 at the earliest, due to utilization of our net operating loss and research and development carry-forwards to offset our current income tax liabilities.

Liquidity and Capital Resources

At June 30, 2005, we had cash and cash equivalents of $20.4 million, short-term investments of $61.8 million and long-term investments of $18.9 million. Our investments are comprised of readily marketable commercial paper, corporate debt, U.S. government agency securities, auction rate debt and preferred securities, and our warrants in CashEdge. For financial statement presentation, we classify our investments as short-term and long-term based upon their maturity dates. Short-term investments primarily mature within one year of the date of the financial statements and long-term investments mature between one and two years from June 30, 2005. We classify auction rate securities with maturity dates of more than one year as short-term investments as the established interest rate reset periods are less than one year. Our warrants in CashEdge are classified as long-term investments.

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

In January 2005, we renewed and amended our agreement for a $20.0 million revolving credit commitment with a bank, or revolver, that expires on October 31, 2005. Based on the amended terms of the revolver the interest rate is equal to either (i) the bank’s prime rate; or (ii) LIBOR plus 1.75%. We may draw down against the revolver by electing either the bank’s prime rate or LIBOR for 1-month, 2-month, 3-month, or 6-month LIBOR terms. The revolver is collateralized by all of our assets. There were no amounts outstanding under the revolver as of June 30, 2005.

In October 2004, we announced that our Board of Directors had approved a share repurchase program for up to $25.0 million of our common stock for 12 months. As of March 31, 2005, we had repurchased 1,503,244 shares for an aggregate cost of $25.0 million.

In April 2005, our Board of Directors approved another $25.0 million stock repurchase program. The program gave us the ability to repurchase up to $25.0 million of our common stock during the following 12 months in the open market or in privately negotiated transactions, and was funded by operating cash flows. As of June 30, 2005, we have completed the stock repurchase of 1,038,100 shares for an aggregate purchase price of $25.0 million.

In June 2005, we entered into a strategic alliance agreement with CashEdge Inc., a leading provider of online financial applications, to become a distributor for CashEdge’s account opening and funding solution. As part of this agreement, we pre-purchased transactions from CashEdge for use over a five year term as well as obtained warrants to purchase common shares in CashEdge for aggregate consideration of $6.25 million. As of June 30, 2005, we had not paid CashEdge and reflected the prepayment of the transactions in other assets and the related liability in accounts payable. Subsequently, we paid CashEdge the $6.25 million in July 2005.

The estimated fair value of the warrants of $500,000 has been recorded in long-term investments. The warrants contain a cash-less exercise feature and are therefore considered a derivative financial instrument for accounting purposes. The warrants will be marked to market at each reporting date with any unrealized gains or losses reflected in net income. The remaining $5.75 million has been recorded in other assets in the June 30, 2005 balance sheet.

Cash and cash equivalents decreased $44.3 million in the six months ended June 30, 2005 to $20.4 million due primarily to the acquisition of treasury stock of $46.2 million and purchases of investments and property and equipment of $28.1 million and $9.0 million, respectively, offset by net operating cash flows of $31.8 million and proceeds from the issuance of common stock related to stock option exercises of $7.2 million.

Net cash provided by operating activities increased $6.1 million for the six months ended June 30, 2005 to $31.8 million from $25.7 million for the six months ended June 30, 2004 due primarily to higher net income and collections of year-end maintenance billings in 2005. These increases were offset by an increase in other assets and a decrease in customer deposits and deferred revenue.

Net cash used in investing activities was $37.0 million for the six months ended June 30, 2005 and $5.2 million for the six months ended June 30, 2004. The change in cash used in investing activities was primarily the result of net investment purchases of $28.1 million during the six months ended June 30, 2005.

Net cash used in financing activities was approximately $39.0 million for the six months ended June 30, 2005 compared to cash provided by financing activities of approximately $4.4 million for the six months ended June 30, 2004. The decrease in cash used in financing activities of $43.4 million is primarily due to acquisition of treasury stock of $46.2 million during the six months ended June 30, 2005.

Although we expect to continue to expend significant amounts on ongoing research and development, computer and related data center equipment, and personnel, we believe that our cash, cash equivalents and cash flows from operations will be sufficient to satisfy our cash requirements for the foreseeable future. We have no material commitments, other than obligations under our operating and minimum vendor purchase commitments and the CashEdge payment as described above. We do, however, continually evaluate additional investments in our business particularly in the area of product development and related infrastructure which could potentially result in significant capital outlays in the future.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

As of June 30, 2005, we did not have off-balance sheet transactions, arrangements or obligations, except for the CashEdge transaction described in the liquidity and capital resources section above, (including contingent obligations) that have, or reasonably likely to have, a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. There have been no significant changes in our off-balance sheet arrangements, contractual obligations or commercial commitments, other than the CashEdge transaction, since December 31, 2004. Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion of these items.

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

An increase or decrease in market interest rates by 10% as of June 30, 2005 would not cause a significant change in the fair value of our investments. Although the fair value of short-term and long-term investments may change due to interest rate fluctuations, we have the ability to hold the investments to maturity, which reduces the overall risk.

We are also exposed to the impact of interest rate changes as they affect our revolving credit commitment. The interest rate charged on our bank facility varies with the bank’s prime rate or LIBOR and, consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the facility. As of June 30, 2005, we had no amounts outstanding under our bank facility.

We are not exposed to foreign currency risk since all revenues and expenses are in U.S. dollars.

There were no significant changes to our market risk in the three months ended June 30, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of June 30, 2005, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), including the effect of the material weakness as discussed below, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in alerting them, in a timely manner, to material information to be included in our periodic SEC filings.

Changes in Our Controls: In our Annual Report on Form 10-K, we disclosed that, as of December 31, 2004, we did not maintain effective internal control over the preparation of our income tax provision calculation. During the review of our financial statements, certain errors were identified which required correction in the calculation of our income tax provision and related deferred tax asset and tax contingency reserve accounts. The errors, which were not material in the aggregate, were corrected prior to our earnings press release dated February 17, 2005 and our filing of the Form 10-K. These errors were the result of a deficiency in the operation of controls requiring the reconciliation of the components of our income tax provision calculation to appropriate supporting documentation. This deficiency resulted in a more than remote likelihood that a material misstatement to our income tax provision and related deferred tax asset and tax contingency reserve accounts in the annual or interim financial statements may not be prevented or detected. Accordingly, management determined that this condition constituted a material weakness. Because of this material weakness, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In connection with the material weakness described in our Annual Report on Form 10-K, our remediation process includes establishing and recruiting a Director of Tax to prepare the income tax calculations, and engaging external tax advisors to review the accuracy of our income tax calculations. As of the filing of this Quarterly Report on Form 10-Q, we have hired a Director of Tax and we are in the process of remediating the remaining issues.

There has been no significant change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Magnet Claims

Currently, approximately $3.4 million of cash and 144,834 shares of our common stock issued in connection with the acquisition of Magnet are held in escrow. We have notified the prior stockholders of Magnet that we have various claims against them in connection with the acquisition, and are seeking recovery of damages, including the amounts in escrow. The prior stockholders have initiated arbitration proceedings seeking release of the escrowed amounts. We are in the preliminary stages of the arbitration proceedings and, as such, we cannot determine the final outcome.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1 (June 1 – June 30, 2005)	1,038,100	$24.05	1,038,100	$—

Total	1,038,100	$24.05

In April 2005, our Board of Directors approved a new stock repurchase program. The program gave us the ability to purchase up to $25.0 million of our common stock during the following 12 months in the open market or in privately negotiated transaction, and was funded by operating cash flows. All purchases have been made under this repurchase program as of the filing of this Quarterly Report on Form 10-Q. We completed another $25 million share repurchase during the first quarter of 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 23, 2005, our stockholders voted with respect to the following matters:

•	To elect three Class III Directors to serve until the 2008 annual meeting of stockholders and until their successors are elected and qualified.

Name	Votes Received	Votes Withheld
Mr. John Dorman	32,438,919 shares	126,871 shares
Mr. James McGuire	32,440,545 shares	125,245 shares
Mr. Robert North	16,553,116 shares	16,012,674 shares

In addition to the above directors, the following directors will continue in office:

Name	Class	Term Expires
Mr. Henry DeNero	I	2006
Mr. Jeffrey Stiefler	I	2006
Mr. Michael Hallman	II	2007
Mr. Greg Santora	II	2007

•	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2005.

For	32,544,868 shares
Against	15,157 shares
Abstain	5,765 shares
Broker Non-Votes	0 shares

Neither our certificate of incorporation nor our bylaws require that the stockholders ratify the selection of Deloitte & Touche LLP as our independent registered public accounting firm. We have done so because we believe it is a matter of good corporate practice. Although the stockholders have ratified the appointment of Deloitte & Touche LLP, the Board and the Audit Committee in their discretion may change the appointment at any time during the year if they determine that such change would be in the best interests of Digital Insight and our stockholders.

ITEM 6.	EXHIBITS

(a) Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of registrant, as currently in effect. Incorporated by reference to the exhibits filed with our Registration Statement on Form S-1 (File No. 333-81547), which was declared effective on September 30, 1999.

3.2	Restated Bylaws of registrant and Amendments One through Eight thereto, as currently in effect. Incorporated by reference to the exhibits filed with our Annual Reports on Form 10-K for the years ended December 31, 2002 and December 31, 2003.

10.1	Alliance Agreement between Registrant and Metavante Corporation, dated June 3, 2005. Confidential treatment has been requested for portions of this agreement. Filed herewith.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL INSIGHT CORPORATION

Date: August 8, 2005	By:	/s/ Paul J. Pucino
Paul J. Pucino Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)