Form 10-Q
period 2005-09-30
DIGITAL INSIGHT CORP
filed 2005-11-08
CIK 1037275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value

34,446,195 shares outstanding as of October 27, 2005

DIGITAL INSIGHT CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL INSIGHT CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,236	$64,682
Short-term investments	65,361	34,787
Accounts receivable, net of allowance for doubtful accounts of $1,027 and $1,274	25,936	27,483
Accumulated implementation costs	2,206	2,662
Deferred tax asset, net	20,281	18,665
Prepaid and other current assets	4,209	2,499

Total current assets	149,229	150,778
Property and equipment, net of accumulated depreciation of $66,823 and $58,244	27,834	22,818
Goodwill	136,382	136,382
Intangible assets, net of accumulated amortization of $37,072 and $30,997	11,097	17,173
Accumulated implementation costs	3,504	2,810
Long-term investments	15,369	17,785
Deferred tax asset, net	18,037	29,318
Other assets	5,914	192

Total assets	$367,366	$377,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,306	$7,493
Accrued compensation and related benefits	7,339	4,952
Customer deposits and deferred revenue	13,778	14,030
Accrued expenses and other liabilities	8,226	6,934
Tax contingency reserve	4,462	3,994

Total current liabilities	41,111	37,403
Customer deposits and deferred revenue	7,713	6,772

Total liabilities	48,824	44,175

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 36,985,954 shares issued and 34,245,439 shares outstanding at September 30, 2005 and 36,045,211 shares issued and 35,813,011 shares outstanding at December 31, 2004	34	36
Additional paid-in capital	468,039	451,080
Treasury stock, at cost; 2,541,344 shares at September 30, 2005 and 232,200 shares at December 31, 2004	(49,996)	(3,812)
Deferred stock-based compensation	(4,790)	(542)
Accumulated deficit	(94,745)	(113,681)

Total stockholders’ equity	318,542	333,081

Total liabilities and stockholders’ equity	$367,366	$377,256

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$53,241	$47,458	$157,312	$139,994
Cost of revenues	22,145	21,137	66,681	63,052

Gross profit	31,096	26,321	90,631	76,942

Operating expenses:
Sales, general and administrative	12,605	11,055	38,787	32,588
Research and development	6,127	5,796	17,169	16,934
Amortization of intangible assets	2,025	2,076	6,075	6,226

Total operating expenses	20,757	18,927	62,031	55,748

Income from operations	10,339	7,394	28,600	21,194
Interest and other income, net	907	254	2,221	502

Income before provision for income taxes	11,246	7,648	30,821	21,696
Provision for income taxes	4,428	3,508	11,885	8,858

Net income	$6,818	$4,140	$18,936	$12,838

Basic net income per share	$0.20	$0.12	$0.54	$0.36

Diluted net income per share	$0.19	$0.12	$0.53	$0.36

Shares used to compute basic net income per share	34,122	35,433	34,803	35,223
Shares used to compute diluted net income per share	35,465	35,709	35,648	35,896

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$18,936	$12,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,854	10,312
Amortization of intangible assets	6,075	6,226
Amortization of deferred stock-based compensation	209	184
Deferred income tax provision	9,665	7,492
Loss on disposition of property and equipment	47	325
Income tax benefit on stock options exercised	1,917	1,748
Changes in operating assets and liabilities:
Accounts receivable	1,547	(785)
Accumulated implementation costs	(238)	1,519
Prepaid and other current assets	(1,448)	(192)
Other assets	(5,722)	154
Accounts payable	(187)	(1,288)
Accrued compensation and related benefits	2,387	534
Customer deposits and deferred revenue	689	(1,224)
Other liabilities and tax contingency reserve	1,526	(2,385)

Net cash provided by operating activities	44,257	35,458

Cash flows from investing activities:
Purchases of investments:
Held-to-maturity	(80,260)	(30,879)
Available for sale	(12,743)	(8,673)
Other investments	(500)	—
Proceeds from maturity of investments:
Held-to-maturity	63,064	27,900
Available for sale	2,281	3,000
Other investments	—	—
Purchase of property and equipment	(14,178)	(6,531)
Acquisition payments, net of cash received	—	(1,043)

Net cash used in investing activities	(42,336)	(16,226)

Cash flows from financing activities:
Acquisition of treasury stock	(46,184)	—
Proceeds from issuance of common stock	10,817	6,013

Net cash provided by (used in) financing activities	(35,367)	6,013

Net increase (decrease) in cash and cash equivalents	(33,446)	25,245
Cash and cash equivalents, beginning of period	64,682	35,674

Cash and cash equivalents, end of period	$31,236	$60,919

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$869	$223

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

Digital Insight Corporation (the “Company”), incorporated in March 1997 in Delaware, provides outsourced online banking applications and services to banks, credit unions, and savings and loan associations. Its outsourcing operations include three operating segments: Internet banking, business banking and lending. The Internet banking segment includes online banking for consumers, including bill payment and bill presentment, and the business banking segment includes online banking for business organizations ranging from small businesses to large corporations. The lending operation offers online lending for consumer loans. Substantially all of the Company’s revenues are derived from these products and services. The Company’s consolidated financial statements include the accounts of its subsidiaries, and there were no inter-company transactions requiring elimination in consolidation.

Method of presentation

The accompanying consolidated condensed financial statements as of September 30, 2005 and for the three months and nine months ended September 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the “SEC”). Independent auditors have not audited these consolidated condensed financial statements. The consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. Certain items shown in the prior consolidated condensed financial statements have been reclassified to conform to the presentation of the current period.

Included in these reclassifications were auction rate securities in the amount of $5.6 million as of September 30, 2004 and $4.6 million as of December 31, 2003, which have been reclassified from cash equivalents to short-term investments in the accompanying consolidated condensed statement of cash flows. The reclassification had the effect of increasing net cash used in investing activities and decreasing the net increase in cash and cash equivalents each by $5.6 million from the amounts previously reported on the consolidated condensed statement of cash flows for the nine months ended September 30, 2004.

Management believes that the disclosures included in the accompanying interim consolidated condensed financial statements and footnotes are adequate to make the information not misleading, but should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Investments in debt and equity securities

The Company accounts for its short-term and long-term investments in debt and equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” These investments are comprised of readily marketable commercial paper, debt instruments of the U.S. government and its agencies, corporate debt securities and auction rate debt and preferred securities. All investments, with the exception of the auction rate securities are classified as held-to-maturity securities and carried at amortized cost using the specific identification method. The Company intends to and has the ability to hold these investments to maturity. Auction rate securities are classified as available-for-sale investments and are carried at their fair value. Unrealized gains and losses on available-for-sale securities would be reported in comprehensive income, however, at September 30, 2005, the fair value of the available-for-sale securities approximated cost. Realized gains and losses, if any, are included in net income. There were no realized gains or losses in the three month or nine month periods ended September 30, 2005 and 2004.

The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary impairment losses in the three month or nine month periods ended September 30, 2005 and 2004.

In June 2005, the Company entered into a strategic alliance with CashEdge Inc., a leading provider of online financial applications, and became a distributor for CashEdge’s account opening and funding solution. As part of this agreement, the Company pre-purchased transactions from CashEdge for use over a five-year term as well as obtained warrants to purchase common shares in CashEdge for aggregate consideration of $6.25 million. The estimated fair value of the warrants of $500,000 was recorded in long-term investments. The warrants contain a cash-less exercise feature and are therefore considered a derivative financial instrument for accounting purposes. The warrants are marked to market at each reporting date with any unrealized gains or losses reflected in net income. The remaining $5.75 million was recorded in other assets in 2005 reflecting the value of the new account opening transactions prepurchased from CashEdge.

Data processing vendors and third-party service providers

The Company has joint sales and marketing agreements with several data processing software vendors that serve financial institutions within the Company’s target market. Generally, the Company pays a recurring referral fee to these data processing software vendors based on fees billed by the Company to the financial institution customers for the services provided by the Company. Under these arrangements, the Company is the primary obligor, performs all services, establishes prices charged to the financial institution for the Company’s services, and bears all performance and collection risks. Because of these factors, the Company recognizes revenue under these arrangements based on the gross amount earned from the customer in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The referral fees earned by the data processing software vendors are recognized as incurred in sales, general and administrative expenses.

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

The Company has agreements with third-party vendors to resell the services of those third parties to the Company’s financial institution customers including bill payment, online statement, online account opening and funding, and check imaging services. The Company is obligated to provide these services to its customers and there is no contractual arrangement between the third-party vendors and the Company’s customers. In addition, the Company prices these services independent of the amounts billed by these vendors to the Company and the Company bears all collection risk for the amounts billed to its customers. In accordance with EITF No. 99-19, amounts earned from the Company’s customers are recorded as revenue on a gross basis and the costs incurred from the-third party service providers are recorded as cost of revenues in the accompanying consolidated condensed statements of operations.

Income taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred taxes are determined based on differences between the financial statement and tax basis of assets and liabilities, and are measured at the enacted tax rates that will be in effect when those differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. There were no valuation allowances recorded as of September 30, 2005 and December 31, 2004. The Company records a contingent income tax liability for differences between the as-filed basis and book basis of certain tax assets and liabilities. As of September 30, 2005 and December 31, 2004, the cumulative tax contingency reserve of $4.5 million and $4.0 million, respectively, is included in current liabilities on the accompanying consolidated condensed balance sheets.

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

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123 (“SFAS 123R”), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for annual or interim periods beginning after January 1, 2006. The Company has not yet completed its evaluation of the impact that SFAS 123R will have on the financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Stock-based compensation, net of tax:
As reported	$79	$38	$126	$114
Additional stock-based compensation expense determined under the fair value method	806	1,381	3,190	3,571

Pro forma	$885	$1,419	$3,316	$3,685

Net income:
As reported	$6,818	$4,140	$18,936	$12,838
Additional stock-based compensation expense determined under the fair value method	(806)	(1,381)	(3,190)	(3,571)

Pro forma	$6,012	$2,759	$15,746	$9,267

Net income per share—basic:
As reported	$0.20	$0.12	$0.54	$0.36
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.02)	(0.04)	(0.09)	(0.10)

Pro forma	$0.18	$0.08	$0.45	$0.26

Net income per share—diluted:
As reported	$0.19	$0.12	$0.53	$0.36
Per share effect of additional stock-based compensation expense determined under the fair value method	(0.02)	(0.04)	(0.09)	(0.10)

Pro forma	$0.17	$0.08	$0.44	$0.26

Net income per share

The company computes net income per share in accordance with SFAS No. 128, “Earnings per share,” and Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, less shares subject to the repurchase rights. The calculation of diluted net income per share excludes potential common shares if the effect is anti-dilutive. Potential common shares are incremental shares of common stock issuable upon the exercise of stock options and warrants and upon the vesting of restricted shares. The difference between the shares used to calculate basic and diluted earnings per share is primarily comprised of employee and non-employee director stock options for both the three month and nine month periods ending September 30, 2005 and 2004.

New accounting standard

On November 3, 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

2.	Magnet Communications, Inc.

On November 25, 2003, the Company completed its acquisition of all of the outstanding shares of capital stock of Magnet Communications, Inc. (“Magnet”) in a forward triangular merger pursuant to the Agreement and Plan of Merger dated October 23, 2003 among the Company, Mureau Acquisitions LLC, a wholly owned subsidiary of the Company, and Magnet. Magnet was a privately held company based in Atlanta, Georgia that provided business banking solutions to large and mid-size financial institutions. The acquisition of Magnet allows the Company to offer online business banking products to large financial institutions that are available as either a licensed software implementation or hosted in the Company’s data centers. The Company paid $33.5 million and issued 1,448,335 million shares of its common stock with a fair value of approximately $28.5 million determined at the public announcement date to acquire all of the outstanding shares of Magnet. Additionally, the Company paid approximately $1.9 million in transaction costs.

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis. Based on the final purchase price allocation during the year ended December 31, 2004, the allocation to goodwill increased $294,000 to $34.3 million. The purchase price allocation to identifiable intangible assets was $12.1 million and these assets are amortized on a straight-line basis over a range of estimated useful lives of one to eight years.

The Company is involved in a dispute with the former stockholders of Magnet regarding, among other claims, the return of a portion of the consideration placed in escrow in connection with the acquisition (see note 4). As of September 30, 2005, no amounts have been recorded for the return of this consideration.

3.	Reportable Segments and Major Customers

The Company manages its business through three reportable segments: Internet banking, business banking and lending. General and administrative expenses, interest and other income, and the income tax provision are managed on a company wide basis and are excluded from the results of the business segments.

The results of operations from these reportable segments were as follows for the three month and nine month periods ended September 30, 2005 and 2004 (in thousands):

	Internet Banking	Business Banking	Lending	Unallocated (1)	Total
Three months ended September 30, 2005:
Revenues	$43,562	$6,784	$2,895	$—	$53,241
Cost of revenues	17,161	2,776	2,208	—	22,145
Gross profit	26,401	4,008	687	—	31,096
Operating expenses (2)	8,639	3,237	1,219	7,662	20,757
Income (loss) from operations	17,762	771	(532)	(7,662)	10,339
Three months ended September 30, 2004:
Revenues	$38,057	$5,870	$3,531	$—	$47,458
Cost of revenues	15,893	2,754	2,490	—	21,137
Gross profit.	22,164	3,116	1,041	—	26,321
Operating expenses (3)	8,064	2,576	1,038	7,249	18,927
Income from operations	14,100	540	3	(7,249)	7,394
Nine months ended September 30, 2005:
Revenues	$128,041	$19,875	$9,396	$—	$157,312
Cost of revenues	51,846	8,276	6,559	—	66,681
Gross profit	76,195	11,599	2,837	—	90,631
Operating expenses (2)	25,342	9,604	3,432	23,653	62,031
Income (loss) from operations	50,853	1,995	(595)	(23,653)	28,600
Nine months ended September 30, 2004:
Revenues	$111,336	$17,676	$10,982	$—	$139,994
Cost of revenues	47,186	8,368	7,498	—	63,052
Gross profit.	64,150	9,308	3,484	—	76,942
Operating expenses (3)	24,590	7,429	3,112	20,617	55,748
Income from operations	39,560	1,879	372	(20,617)	21,194

(1)	Unallocated amounts include intangible asset amortization and other charges and general and administrative expenses that are not included in the measure of segment profit or loss used internally to evaluate the segment operating results.

(2)	Unallocated operating expenses include $2,025 and $6,075 of intangible asset amortization and $5,637 and $17,578 of general and administrative expenses for the three months and nine months ended September 30, 2005.

(3)	Unallocated operating expenses include $2,076 and $6,226 of intangible asset amortization and $5,173 and $14,391 of general and administrative expenses for the three months and nine months ended September 30, 2004.

The Company assesses the performance of its assets in the aggregate and accordingly assets are not presented on a segment basis.

For the three month and nine month periods ended September 30, 2005 and 2004, no customer comprised more than 10% of total revenues. The Company has no significant foreign operations.

4.	Commitments and contingencies

The Company accounts for contingent liabilities, including pending and threatened litigation and tax contingencies, in accordance with SFAS No. 5, “Accounting for Contingencies” and records liabilities when the outcome is deemed probable and the amount is reasonably estimable.

In Re Digital Insight Corporation Initial Public Offering Securities Litigation

On December 6, 2001, the Company and two of its former officers and directors and one current director were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims, which were also asserted against the managing underwriters of the Company’s previous public offerings, are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the public offerings of more than 300 other companies. Along with these companies and the individual defendants, but not the underwriter defendants, the Company has entered into a settlement agreement with the plaintiffs to settle the claims. As part of the settlement, once the settlement documents become effective, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. On August 31, 2005, the Court issued an order preliminarily approving the proposed settlement and scheduling a settlement fairness hearing in April 2006. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations. No amounts have been accrued for this lawsuit.

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

Magnet Claims

Currently, approximately $3.4 million of cash and 144,834 shares of the Company’s common stock issued in connection with its acquisition of Magnet are held in escrow. The Company has notified the prior stockholders of Magnet that it has various claims against them in connection with the acquisition, and is seeking recovery of damages, including the amounts in escrow. The prior stockholders have initiated arbitration proceedings seeking release of the escrowed amounts. The Company is in the early stages of the arbitration proceedings and, as such, the Company cannot determine the final outcome.

Alliance Agreement

The Company resells electronic bill presentment and payment services provided by one of its vendors to its customers. In 2005, the Company renewed its strategic relationship with the vendor by entering into an alliance agreement, which replaced its existing agreements with the vendor. The agreement is for a five-year term ending in June 2010 and requires the Company to pay, in exchange for the bill presentment and payment services to be provided by the vendor, variable fees generally based on the number of end users and transactions. The agreement also provides for minimum purchase commitments by the Company and, conversely, improved tiered pricing terms as volume levels increase. The minimum annual payment to be paid by the Company for the first contract year is $20.2 million and for subsequent years is equal to the greater of that amount or 90% of the actual amounts paid by the Company during the prior contract year.

5.	Treasury Stock and Restricted Stock

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

There are no restrictions on the Company’s treasury stock. The repurchased common stock is classified as “Treasury stock, at cost” in the accompanying consolidated condensed balance sheets.

In September 2005, the Company issued restricted stock to certain key officers and employees for 165,170 common shares. The issuance resulted in deferred stock-based compensation of $4.5 million vesting over a four-year period. In 2004, the Company issued restricted stock to two officers for 34,000 shares. On the grant dates, the restricted stock issuance in 2004 had a total fair value of $560,000 with amortization over vesting periods ranging from two to four years. For the three and nine months ended September 30, 2005 and 2004, there was $131,000, $209,000, $61,000 and $184,000, respectively, of compensation expense related to the amortization of deferred stock-based compensation for restricted stock and $4.8 million remaining in deferred stock-based compensation as of September 30, 2005.

6.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Net income	$6,818	$4,140	$18,936	$12,838
Denominator for basic calculation	34,122	35,433	34,803	35,223
Dilutive effect of common stock equivalents outstanding	1,343	276	845	673

Denominator for diluted calculation	35,465	35,709	35,648	35,896

Basic net income per share	$0.20	$0.12	$0.54	$0.36

Diluted net income per share	$0.19	$0.12	$0.53	$0.36

Common stock equivalents that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Weighted average effect of common stock equivalents:
Warrants	—	56	—	56
Stock options and restricted stock	641	3,027	1,156	2,198

7.	Income taxes

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

8.	Subsequent event

In October 2005, the Company renewed and amended its agreement with a bank for a revolving credit commitment, or revolver, that expires on October 31, 2007. The Company increased the facility from $20 million to $30 million and made certain other amendments. Based on the amended terms of the revolver the interest rate is equal to either (i) the bank’s prime rate; or (ii) LIBOR plus 1.75%. We may draw down against the revolver by electing either the bank’s prime rate or LIBOR for 1-month, 2-month, 3-month, or 6-month LIBOR terms. The revolver is collateralized by all of the Company’s assets. There were no amounts outstanding under the revolver as of September 30, 2005.

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

The following discussion should be read together with our consolidated condensed financial statements and related notes.

Overview

We manage our business through three reportable segments: Internet banking, business banking and lending. Our Internet banking segment includes online banking for consumers, which includes bill payment and bill presentment. Our business banking segment includes online business banking for small to large financial institutions. Our lending operation offers online lending for consumer loans. In addition, general and administrative expenses are managed on a company wide basis across all of our operations and therefore, these expenses will not be included in the operating results of the business segments.

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

The growth in our Internet banking revenues during the first nine months of 2005 was driven primarily by a 17% increase in Internet banking end users and a 44% increase in online bill payment users when compared to September 30, 2004. Revenue from end user growth was partially offset by a slight decrease in the average revenue per end user, due primarily to price discounts experienced at the time of contract renewal (generally once every three to five years) and the effects of tiered pricing incentives in most of our contracts. We expect a continuing modest decline in average monthly revenue per Internet banking end user over the next several years as our base of end users continues to increase and as customers renew their contracts with us.

Our business banking revenues for the three and nine month periods ended September 30, 2005 and 2004 reflect the acquisition of Magnet in November 2003 that has been combined with our existing business banking segment. Revenues from the acquired business banking segment during the three month and nine month periods ended September 30, 2005 and 2004 were negatively impacted by delays in certain professional services projects that have limited our ability to begin new professional services projects from which to generate additional revenues. We also continue to invest significant resources to further develop our business banking software for large financial institutions, which increased costs and reduced our resources dedicated to supporting new sales. We believe that these trends will continue for the Magnet business for the rest of 2005 and possibly into 2006. Recurring revenue contributions from our outsourced business banking products, including the Magnet products hosted in our data center, remained strong, and we expect that this performance will continue.

The decrease in our lending revenues during the three month and nine month periods ended September 30, 2005 reflects certain key customer losses in late 2004, and as a result, a decrease in the number of lending applications processed and the continuation of a shift in the number of applications processed from our call center operations to our Internet channel. Internet-based applications result in lower revenue per application compared to applications received through our call center. We expect the Internet channel to continue to increase as a percentage of total loan applications processed in future quarters. We also recently introduced a new product in the lending division that, for the first time, includes a loan origination system. Early sales and implementations of the new lending platform have proceeded slower than previously expected due primarily to product stability issues that we are working to resolve. As a result, we do not anticipate any material revenue contributions from the new platform prior to 2006. In addition, we are currently looking into other ways to improve profitability for the lending segment.

Results of Operations

We manage our business through three reportable segments: Internet banking, business banking and lending. General and administrative expenses, interest and other income, and the income tax provision are managed on a company-wide basis and are excluded from the results of the business segments.

Summarized results of operations for our reportable segments were as follows for the three month and nine month periods ended September 30, 2005 and 2004:

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	(dollars in thousands)				(dollars in thousands)
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues:
Internet banking	$43,562	82	$38,057	80	$128,041	81	$111,336	80
Business banking	6,784	13	5,870	12	19,875	13	17,676	12
Lending	2,895	5	3,531	8	9,396	6	10,982	8

Total	$53,241	100	$47,458	100	$157,312	100	$139,994	100

	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
Gross profit:
Internet banking	$26,401	61%	$22,164	58%	$76,195	60%	$64,150	58%
Business banking	4,008	59	3,116	53	11,599	58	9,308	53
Lending	687	24	1,041	29	2,837	30	3,484	32

Total	$31,096	58%	$26,321	55%	$90,631	58%	$76,942	55%

	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating expenses:
Internet banking	$8,639	42	$8,064	43	$25,342	41	$24,590	44
Business banking	3,237	15	2,576	14	9,604	15	7,429	13
Lending	1,219	6	1,038	5	3,432	6	3,112	6
Unallocated (2) (3) (4)	7,662	37	7,249	38	23,653	38	20,617	37

Total	$20,757	100	$18,927	100	$62,031	100	$55,748	100

	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
Income from operations:
Internet banking	$17,762	41%	$14,100	37%	$50,853	40%	$39,560	36%
Business banking	771	11	540	9	1,995	10	1,879	11
Lending	(532)	(18)	3	—	(595)	(6)	372	3
Unallocated (2) (3) (4)	(7,662)	—	(7,249)	—	(23,653)	—	(20,617)	—

Total	$10,339	19%	$7,394	16%	$28,600	18%	$21,194	15%

(1)	Margin represents dollar amounts as a percentage of revenues.

(2)	Unallocated amounts include intangible asset amortization and other charges and general and administrative expenses that are not included in the measure of segment profit or loss used internally to evaluate the segment operating results.

(3)	Unallocated operating expenses include $2,025 and $6,075 of intangible asset amortization and $5,637 and $17,578 of general and administrative expenses for the three months and nine months ended September 30, 2005.

(4)	Unallocated operating expenses include $2,076 and $6,226 of intangible asset amortization and $5,173 and $14,391 of general and administrative expenses for the three months and nine months ended September 30, 2004.

We assess the performance of our assets in the aggregate and, accordingly, assets are not presented on a segment basis.

For the three month and nine month periods ended September 30, 2005 and 2004, no customer comprised more than 10% of total revenues. We have no significant foreign operations.

A large portion of our Internet banking revenue is attributable to the number of active Internet banking end users and bill payment end users at our financial institution customers. Summarized end users, in thousands, at September 30, 2005 and 2004 were as follows:

	September 30, 2005		September 30, 2004
	End Users	Penetration (1)	End Users	Penetration (1)
Potential end users at live sites	36,700	n/a	35,400	n/a
Active Internet banking end users (2)	5,960	16.2%	5,105	14.9%
Bill payment end users	1,328	22.3%	922	18.1%

(1)	Penetration for active end users is calculated as a percentage of potential end users at live sites. Penetration for bill payment end users is calculated as a percentage of active Internet banking end users.

(2)	Active Internet banking end users are consumers whose basic account information is available online as specified by our contract with the financial institution.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues: Total revenues for the three months ended September 30, 2005 were $53.2 million, an increase of 12% from the $47.5 million reported for the same period of the prior year.

Our Internet banking division reported revenues of $43.6 million for the quarter ended September 30, 2005 compared to $38.1 million for the same quarter last year. This increase of $5.5 million, or 14%, was primarily due to an increased number of active Internet banking end users and bill payment end users within our existing customer base. Active Internet banking end users increased 17% to 5,960,000 users at September 30, 2005 from 5,105,000 users at September 30, 2004. Bill payment end users increased 44% to 1,328,000 users at September 30, 2005 from 922,000 users at September 30, 2004. The benefit from the increase in the number of end users was partially offset by a slight decrease in the average revenue per Internet banking end user due to price decreases at contract renewal and the impact of tiered pricing incentives.

Revenues generated by the business banking division were $6.8 million for the quarter ended September 30, 2005 compared to $5.9 million for the quarter ended September 30, 2004. The increase of $900,000, or 16%, is primarily attributable to an increase in the number of business banking hosted end users.

Revenues related to the lending division for the quarter ended September 30, 2005 were $2.9 million compared to $3.5 million for the quarter ended September 30, 2004. This decrease of $600,000, or 18%, resulted primarily from key customer losses in late 2004 that led to a decrease in the number of applications processed and a continued shift in applications from the call center to the Internet channel (which results in lower revenue per application).

Cost of Revenues: Cost of revenues is comprised primarily of salaries and related personnel expenses, network costs, depreciation and amortization of equipment and software used in providing our services, expenses related to the operation of our data centers including communication services, fees paid to third parties including bill payment, online statement, and check imaging vendors, and amortization of deferred implementation costs. Cost of revenues increased $1.0 million, or 5%, to $22.1 million for the three months ended September 30, 2005 from $21.1 million for the same period last year as a result of increases in the Internet banking division, partially offset by decreases in the lending division as described below.

Cost of revenues for the quarter ended September 30, 2005 included $17.2 million related to our Internet banking division compared to $15.9 million for the quarter ended September 30, 2004. This increase of $1.3 million, or 8%, was primarily due to an increase in third-party costs related to our bill pay product that were driven by the increase in revenues discussed above.

Cost of revenues for the business banking division remained constant at $2.8 million for the three months ended September 30, 2005 and 2004. Our cost of revenues was flat for both periods reflecting our relatively fixed cost base in the outsourcing business, and product and service mix.

Cost of revenues related to the lending division was $2.2 million for the three month period ended September 30, 2005, a decrease of $0.3 million from $2.5 million in the same period last year. The decrease was primarily due to an 18% decrease in revenues and the continued shift from the call center to the Internet channel which results in lower cost per application.

Gross Profit: Gross profit increased $4.8 million, or 18%, from $26.3 million for the three months ended September 30, 2004 to $31.1 million for the three months ended September 30, 2005. Gross profit margin for the Internet banking division increased to 61% for the three months ended September 30, 2005 from 58% for the three months ended September 30, 2004. The increase in gross profit margin for the Internet banking division is attributable to the leverage in our scalable business model as revenues increase above our relatively fixed cost base and reduced per unit costs for products offered in partnership with outside technology vendors due to volume pricing incentives and, in certain instances, improved contract terms. The business banking gross profit margin increased to 59% in the three months ended September 30, 2005 from 53% in the same period last year. The increase is attributable to rapid growth in business banking end users contributing to increased revenues while cost of revenues remained flat. Gross profit margin for the lending division decreased to 24% for the three months ended September 30, 2005 from 29% for the same period last year. The decrease in gross margin for the lending division is primarily attributable to the decrease in revenues.

Operating Expenses: Operating expenses include sales, general and administrative expenses, research and development, and amortization of intangible assets. Operating expenses were $20.8 million for the three months ended September 30, 2005, an increase of $1.8 million, or 10%, from $18.9 million in the three months ended September 30, 2004. This increase in operating expenses is primarily due to increased sales and marketing and general and administrative expenses during the three months ended September 30, 2005 as discussed below.

Sales, General and Administrative: Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources and administrative personnel, sales commissions and other general corporate expenses. In addition, these expenses include marketing expenses related to expenditures for trade shows, promotions, end user marketing campaigns and payments under marketing alliance agreements with core data processing vendors.

Sales, general and administrative expenses increased $1.5 million, or 14%, from $11.1 million for the three months ended September 30, 2004 to $12.6 million for the three months ended September 30, 2005. This increase is due primarily to an $814,000 increase in payments to core data processing vendors under marketing alliance agreements resulting from an increase in revenues and $721,000 of higher incentive compensation as compared to the three months ended September 30, 2005.

Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of our products and our data processing vendor interface software. Research and development expenses increased to $6.1 million for the three months ended September 30, 2005 from $5.8 million for the three months ended September 30, 2004. The increase of $331,000 was primarily due to an increase in product development personnel for the three months ended September 30, 2005. We will continue to invest in product enhancements, which could further increase our research and development expenses in the future.

Amortization of Intangible Assets: Amortization of intangible assets was $2.0 million for the three months ended September 30, 2005 and $2.1 million for the comparable prior year period.

Provision for Income Taxes: During the three months ended September 30, 2005, we recorded a provision for income taxes of $4.4 million compared to $3.5 million for the three months ended September 30, 2004. The current quarter’s provision reflects an expected tax rate of 39.5%. The prior year’s estimated tax rate was 38% plus an adjustment for one-time charges that reduced the carrying value of certain deferred tax assets and increased tax contingency reserves.

As discussed in “Liquidity and Capital Resources,” we do not expect to make significant cash tax payments, except for alternative minimum tax, until 2007 at the earliest, due to utilization of our net operating loss and research and development carry-forwards to offset our current income tax liabilities.

Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004

Revenues: Revenues for the nine months ended September 30, 2005 were $157.3 million, an increase of 12% from the $140.0 million reported for the same period of the prior year.

Our Internet banking division reported revenues of $128.0 million for the nine months ended September 30, 2005 compared to $111.3 million for the same period last year. This increase of $16.7 million, or 15%, was primarily due to an increased number of active Internet banking end users and bill payment end users within our existing customer base. Active Internet banking end users increased 17% to 5,960,000 users at September 30, 2005 from 5,105,000 users at September 30, 2004. Bill payment end users increased 44% to 1,328,000 users at September 30, 2005 from 922,000 users at September 30, 2004.

Revenues generated by our business banking division were $19.9 million for the nine months ended September 30, 2005 compared to $17.7 million for the same period last year. This increase of $2.2 million is primarily attributable to an increase in the number of business banking hosted end users.

Revenues related to the lending division for the nine months ended September 30, 2005 were $9.4 million compared to $11.0 million for the nine months ended September 30, 2004. This decrease of $1.6 million, or 14%, resulted primarily from certain key customer losses in late 2004 that led to a decrease in loan applications processed, and a continued shift in applications from the call center to the Internet channel (which results in lower revenue per application) that were partially offset by license fee revenue of $500,000 in 2005.

Cost of Revenues: Cost of revenues is comprised primarily of salaries and related personnel expenses, network costs, depreciation and amortization of equipment and software used in providing our service, expenses related to the operation of our data centers including communication services, fees paid to third parties including bill payment, online statement, and check imaging vendors, and amortization of deferred implementation costs. Cost of revenues increased $3.6 million, or 6%, to $66.7 million for the nine months ended September 30, 2005 from $63.1 million for the same period last year.

Cost of revenues for the nine months ended September 30, 2005 included $51.8 million related to our Internet banking division compared to $47.2 million for the nine months ended September 30, 2004. This increase of $4.7 million, or 10%, was primarily due to higher third-party costs related to our bill pay product that were driven primarily by the increase in revenues discussed above.

Cost of revenues for our business banking division was $8.3 million for the nine months ended September 30, 2005 compared to $8.4 million in the same period last year. Our cost of revenues was relatively flat for both periods reflecting our relatively fixed cost base in the outsourced business, and product and service mix.

Cost of revenues related to our lending division was $6.6 million for the nine months ended September 30, 2005, a decrease of $939,000 from $7.5 million in the same period last year. The decrease is primarily attributable to lower revenues and the continued shift from the call center to the Internet channel which results in lower per application cost.

Gross Profit: Gross profit increased $13.7 million, or 18%, from $76.9 million for the nine months ended September 30, 2004 to $90.6 million for the nine months ended September 30, 2005. Gross profit margin for the Internet banking division increased to 60% for the nine months ended September 30, 2005 from 58% for the nine months ended September 30, 2004. The increase in gross profit margin for the Internet banking division is attributable to the leverage in our scalable business model as revenues increase above our relatively fixed cost base and reduced per unit costs for products offered in partnership with outside technology vendors due to volume pricing incentives and, in certain instances, improved contract terms. The business banking gross profit margin increased to 58% in the nine months ended September 30, 2005 from 53% in the same period last year. This increase is attributable to the rapid growth in business banking end users contributing revenues while cost of revenues remained flat. Gross profit margin for the lending division decreased to 30% from 32% for the nine months ended September 30, 2005 and 2004. The decrease in gross margin for the lending division is primarily attributable to the decrease in revenues.

Operating Expenses: Operating expenses include sales, general and administrative expenses, research and development, and amortization of intangible assets. Operating expenses were $62.0 million for the nine months ended September 30, 2005, an increase of $6.3 million, or 11%, from $55.7 million in the prior year nine month period. This increase in operating expenses is primarily due to increased sales and marketing and general and administrative expenses during the nine months ended September 30, 2005 discussed below.

Sales, General and Administrative: Sales, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, human resources and administrative personnel, sales commissions and other general corporate expenses. In addition, these expenses include marketing expenses related to expenditures for trade shows, promotions, end user marketing campaigns and payments under marketing alliance agreements with core data processing vendors.

Sales, general and administrative expenses increased $6.2 million, or 19%, from $32.6 million for the nine months ended September 30, 2004 to $38.8 million for the nine months ended September 30, 2005. This increase was due primarily to a $2.0 million increase in payments to core data processing vendors under marketing alliance agreements resulting from an increase in revenues, $2.5 million higher incentive compensation, and $1.5 million growth in audit and legal fees in the nine months ended September 30, 2005.

Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees for the design, development, testing and enhancement of our products and our data processing vendor interface software. Research and development expenses increased to $17.2 million for the nine months ended September 30, 2005 from $16.9 million for the prior year nine month period. The increase of $235,000 was primarily due to an increase in product development and engineering personnel for the nine months ended September 30, 2005. We will continue to invest in product enhancements, which could further increase our research and development expenses in the future.

Amortization of Intangible Assets: Amortization of intangible assets was $6.1 million for the nine months ended September 30, 2005 and $6.2 million for the comparable prior year period.

Provision for Income Taxes: During the nine months ended September 30, 2005, we recorded a provision for income taxes of $11.9 million compared to $8.9 million for the nine months ended September 30, 2004. The current year’s provision reflects an expected tax rate of 39.5%, and the effect of a change in estimated research and development credits. The prior year’s estimated tax rate was 38% plus an adjustment for one-time charges that reduced the carrying value of certain deferred tax assets and increased tax contingency reserves.

As discussed in “Liquidity and Capital Resources,” we do not expect to make significant cash tax payments, except for alternative minimum tax, until 2007 at the earliest, due to utilization of our net operating loss and research and development carry-forwards to offset our current income tax liabilities.

Liquidity and Capital Resources

At September 30, 2005, we had cash and cash equivalents of $31.2 million, short-term investments of $65.4 million and long-term investments of $15.4 million. Our investments are comprised of readily marketable commercial paper, corporate debt, U.S. government agency securities, auction rate debt and preferred securities, and our warrants in CashEdge which is described below. For financial statement presentation, we classify our investments as short-term and long-term based upon their maturity dates. Short-term investments primarily mature within one year of the date of the financial statements and long-term investments mature between one and two years from September 30, 2005. We classify auction rate securities with maturity dates of more than one year as short-term investments as the established interest rate reset periods are less than one year. Our warrants in CashEdge are classified as long-term investments.

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

As of December 31, 2004, we had net operating loss carry-forwards for federal and state tax purposes of $116.3 million and $50.9 million, respectively. The net operating loss carry-forwards will begin to expire in 2005 for federal and state tax purposes. Under the provisions of the Internal Revenue Code of 1986, as amended, certain substantial changes in ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income. As of December 31, 2004, we also had research credit carry-forwards for federal and state tax purposes of $6.0 million and $3.6 million, respectively, that will begin to expire in 2011 for federal income tax purposes; however, these credits do not expire for state income tax purposes.

In October 2004, we announced that our Board of Directors had approved a share repurchase program for up to $25.0 million of our common stock for 12 months. As of March 31, 2005, we had repurchased 1,503,244 shares for an aggregate cost of $25.0 million.

In April 2005, our Board of Directors approved an additional $25.0 million stock repurchase program. As of June 30, 2005, we had completed the stock repurchase of 1,038,100 shares for an aggregate purchase price of $25.0 million.

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

The estimated fair value of the warrants of $500,000 was recorded in long-term investments. The warrants contain a cash-less exercise feature and are therefore considered a derivative financial instrument for accounting purposes. The warrants are marked to market at each reporting date with any unrealized gains or losses reflected in net income. The remaining $5.75 million has been recorded in other assets in balance sheet in 2005 reflecting the value of the new account opening transactions prepurchased from CashEdge.

In September 2005, we issued restricted stock to certain key officers and employees for 165,170 common shares. The issuance resulted in deferred stock-based compensation of $4.5 million vesting over a four-year period. In 2004, we issued restricted stock to two officers for 34,000 shares. On the grant dates, the restricted stock issuance in 2004 had a total fair value of $560,000 with amortization over vesting periods ranging from two to four years. For the three and nine months ended September 30, 2005, we had $131,000 and $209,000, respectively, of compensation expense related to the amortization of deferred stock-based compensation for restricted stock and $4.8 million remaining in deferred stock-based compensation.

In October 2005, we renewed and amended our agreement with a bank for a revolving credit commitment, or revolver, that expires on October 31, 2007. We increased the facility from $20 million to $30 million and made certain other amendments. Based on the amended terms of the revolver the interest rate is equal to either (i) the bank’s prime rate; or (ii) LIBOR plus 1.75%. We may draw down against the revolver by electing either the bank’s prime rate or LIBOR for 1-month, 2-month, 3-month, or 6-month LIBOR terms. The revolver is collateralized by all of our assets. There were no amounts outstanding under the revolver as of September 30, 2005.

Cash and cash equivalents decreased $33.4 million in the nine months ended September 30, 2005 to $31.2 million due primarily to the acquisition of treasury stock of $46.2 million and net purchases of investments of $28.2 million and of property and equipment of $14.2 million, offset by net operating cash flows of $44.3 million and proceeds from the issuance of common stock related to stock option exercises of $10.8 million.

Net cash provided by operating activities increased $8.8 million for the nine months ended September 30, 2005 to $44.3 million from $35.5 million for the nine months ended September 30, 2004 due primarily to higher net income and collections of year-end maintenance billings in 2005. These increases were offset by an increase in other assets.

Net cash used in investing activities was $42.3 million for the nine months ended September 30, 2005 and $10.6 million for the nine months ended September 30, 2004. The change in cash used in investing activities was primarily the result of net investment purchases of $28.2 million and purchases of property and equipment of $14.2 million related to our data center during the nine months ended September 30, 2005.

Net cash used in financing activities was $35.4 million for the nine months ended September 30, 2005 compared to cash provided by financing activities of $6.0 million for the nine months ended September 30, 2004. The increase in cash used in financing activities of $41.4 million is primarily due to acquisition of treasury stock of $46.2 million during the nine months ended September 30, 2005.

Although we expect to continue to expend significant amounts on ongoing research and development, computer and related data center equipment, and personnel, we believe that our cash, cash equivalents and cash flows from operations will be sufficient to satisfy our cash requirements for the foreseeable future. We have no material commitments, other than obligations under our operating and minimum vendor purchase commitments. We do, however, continually evaluate additional investments in our business particularly in the area of product development and related infrastructure which could potentially result in significant capital outlays in the future.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

For the three months ended September 30, 2005, we did not have any new off-balance sheet transactions, arrangements or obligations, (including contingent obligations) that have, or reasonably likely to have, a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. There have been no significant changes in our off-balance sheet arrangements, contractual obligations or commercial commitments since December 31, 2004 except for the alliance agreement described below. Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion of these items.

We resell electronic bill presentment and payment services provided by one of our vendors to our customers. In 2005, we renewed our strategic relationship with this vendor by entering into an alliance agreement, which replaced our existing agreements with the vendor. The agreement is for a five year term ending in June 2010 and requires us to pay, in exchange for the bill presentment and payment services to be provided by the vendor, variable fees generally based on the number of end users and transactions. The agreement also provides for minimum purchase commitments by us and, conversely, improved tiered pricing terms as volume levels increase. The minimum annual payment to be paid by us for the first contract year is $20.2 million and for subsequent years is equal to the greater of that amount or 90% of the actual amounts paid by us during the prior contract year

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

An increase or decrease in market interest rates by 10% as of September 30, 2005 would not cause a significant change in the fair value of our investments. Although the fair value of short-term and long-term investments may change due to interest rate fluctuations, we have the ability to hold the investments to maturity, which reduces the overall risk.

We are also exposed to the impact of interest rate changes as they affect our revolving credit commitment. The interest rate charged on our bank facility varies with the bank’s prime rate or LIBOR and, consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the facility. As of September 30, 2005, we had no amounts outstanding under our bank facility.

We are not exposed to foreign currency risk since all revenues and expenses are in U.S. dollars.

There were no significant changes to our market risk in the three months ended September 30, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of September 30, 2005, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), including the effect of the material weakness as discussed below, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in alerting them, in a timely manner, to material information to be included in our periodic SEC filings.

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

There has been no significant change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

In Re Digital Insight Corporation Initial Public Offering Securities Litigation

On December 6, 2001, Digital Insight and two of its former officers and directors and one current director were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims, which were also asserted against the managing underwriters in our previous public offerings, are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the IPOs of more than 300 other companies. Along with these companies and the individual defendants, but not the underwriter defendants, we have entered into a settlement agreement with the plaintiffs to settle the claims. As part of the settlement, once the settlement documents become effective, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. On August 31, 2005 the Court issued an order preliminarily approving the proposed settlement and scheduling a settlement fairness hearing in April 2006. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial condition or results of operations. No amounts have been accrued for this lawsuit.

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

Magnet Claims

Currently, approximately $3.4 million of cash and 144,834 shares of our common stock issued in connection with the acquisition of Magnet are held in escrow. We have notified the prior stockholders of Magnet that we have various claims against them in connection with the acquisition, and are seeking recovery of damages, including the amounts in escrow. The prior stockholders have initiated arbitration proceedings seeking release of the escrowed amounts. We are in the early stages of the arbitration proceedings and, as such, we cannot determine the final outcome.

ITEM 6.	EXHIBITS

(a) Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of registrant, as currently in effect. Incorporated by reference to the exhibits filed with our Registration Statement on Form S-1 (File No. 333-81547), which was declared effective on September 30, 1999.

3.2	Restated Bylaws of registrant and Amendments One through Eight thereto, as currently in effect. Incorporated by reference to the exhibits filed with our Annual Reports on Form 10-K for the years ended December 31, 2002 and December 31, 2003.

10.1	Fourth Amendment to Credit Agreement dated October 17, 2005 between City National Bank and Registrant.*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL INSIGHT CORPORATION

Date: November 8, 2005	By:	/s/ PAUL J. PUCINO
Paul J. Pucino
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)