Form 10-K
period 2005-12-31
DIGITAL INSIGHT CORP
filed 2006-03-16
CIK 1037275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Based on the closing sale price of $23.92 as reported by the Nasdaq National Market System on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $577.5 million. The shares of common stock held by each officer and director and by each person known to the registrant who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2006, registrant had 34,827,596 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2006 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K as well as other statements made or to be made by Digital Insight in periodic press releases and other public communications contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from any forward-looking statement. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors” in Item 1A of Part I.

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

Overview

We are a leading provider of outsourced online banking applications and services to banks, credit unions and savings and loan associations, serving more than 1,700 client financial institutions. We offer outsourced software products that are hosted in our data centers and delivered as an “on-demand” service offering to financial institutions, generally with under $20 billion in assets. Although we support our clients through a single version of software and common, multi-tenant data center infrastructure, our products are highly configurable to provide a look and feel that preserves the financial institution’s unique brand identity. Our contracts with financial institutions are long-term in nature, generally ranging from three to five years. Our clients pay monthly fees that are generally variable with growth in active end users and the number of transactions. More than 90% of our revenues was derived from recurring service fees during 2005.

Our outsourcing operations include three main product lines: online banking for consumers, which also includes bill payment and bill presentment; online banking for businesses (also referred to as business banking); and online lending for consumer loans. We also offer online business banking products to large financial institutions that are available either as a licensed software implementation or hosted in our data centers. Our broad capabilities within online business banking allow us to serve all tiers of financial institutions and their business customers of all sizes. Our clients benefit from an extensive portfolio of complementary products and services that add value to our core offerings, including online check imaging, online statements, target marketing, online account opening, multi-language support, web portal technology, web site development and maintenance, and professional services.

In contrast to in-house software deployments that require significant development resources and lengthy installations, we provide comprehensive Internet applications that can be implemented rapidly and cost-effectively. By using our applications, financial institutions can keep pace with rapid advancements in Internet technology and large development expenditures by large banks without placing demands on in-house technical resources. We also help our clients generate a higher return on investment with our cooperative marketing and support programs, which promote end user adoption and cross-selling. Our comprehensive suite of products enables our clients to generate higher revenues from increased loan and account balances, to increase customer retention and to lower their costs to serve customers by promoting self-service functions available on the Internet.

Since our inception in 1995, we have established a growing range of strategic relationships with the industry’s leading data processing vendors to ensure that financial institutions can leverage their investments in existing data processing systems by fully integrating them with our Internet applications. In recent years, we have also established a growing network of relationships with more than 100 developers of third party products that complement our core offerings with full interoperability and integration. Our scale and large client base typically allow us to negotiate more favorable pricing terms with these vendors and preferential support for new product releases relative to other online banking vendors that have less purchasing influence.

Our applications also offer high levels of security, up-time availability and system redundancy, and are designed to be readily expandable, or scalable, as the number of end users grows. We believe our data center facilities are large enough to support our expected growth for the next several years.

We have a large opportunity to grow our future revenues by increasing end user adoption among our current customers. As of December 31, 2005, 6.3 million consumer end users were actively using our Internet banking applications, representing 16.9% penetration of the 37.0 million potential end users among our live Internet banking clients. Of the 6.3 million active Internet banking end users, 1.4 million end users were signed up for our online bill payment service, representing 23.1% of active Internet banking users. As of December 31, 2005, 106,300 business end users were actively using our outsourced business banking solutions.

We began operations in 1995. Our company was originally organized as a Minnesota limited liability company, which was then converted to a Delaware corporation in 1997.

Industry Background

Consumers, businesses and financial institutions increasingly recognize that the Internet is a powerful and efficient medium for the delivery of financial services, including Internet banking, bill payment and bill presentment, online lending, and a host of other services for retail and business customers of financial institutions. Consumers and businesses increasingly bank online because of the convenience of remote access to account information 24 hours a day, 7 days a week, the rapid growth of broadband technologies that encourage higher Internet use, and generally increasing product awareness and comfort with conducting financial transactions online. According to Jupiter Research, 55 million U.S. households will bank online by 2010, up from 38 million in 2005. Similarly, Forrester Research predicts that the number of households paying bills online at a bank web site will double from 15 million in 2005 to 30 million in 2010.

For financial institutions, the Internet offers a cost-effective service delivery channel from which to market a broad portfolio of products and services in an effort to strengthen and secure customer relationships and generate higher revenues. The Internet channel also enables financial institutions to expand their addressable markets and maintain service availability 24 hours a day, 7 days a week. In addition, a growing body of industry research and case studies, including recent analysis from Forrester Research, Celent, Bank of America and Citibank, has demonstrated that Internet banking and online bill payment end users are more profitable to serve because online users:

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

Research published by Bank of America demonstrated that end users of the bank’s online bill payment service experienced attrition that was 80% lower than offline customers, and were 31% more profitable than offline customers within 31 months. Citibank also reported that its online customers are 40% more profitable than customers who do not bank online. Consequently, seven of the top 10 U.S. financial institutions have eliminated their monthly customer fees for online bill payment in recent years and launched aggressive marketing campaigns to promote adoption of the online channel. In response, a fast-growing segment of smaller financial institutions have initiated similar campaigns, increasing the adoption of bill payment throughout the industry, particularly among the two-thirds of U.S. consumers who will not pay for bill payment services, according to Forrester estimates.

The largest U.S. financial institutions generally develop and maintain an internally hosted solution for the delivery of online financial services such as Internet banking. By contrast, we believe that the majority of the approximately 18,000 credit unions, banks, and savings and loans in the U.S. with assets of less than $20 billion prefer to outsource the development and maintenance of their online banking initiatives to a technology services provider. These community and regional financial institutions increasingly seek to provide advanced Internet-based services to remain competitive, but frequently lack the capital, expertise, or information technology resources to offer such services in-house. Increased regulatory requirements, including new mandates for online security in 2006, have created additional complexity and provided financial institutions greater incentives to consider outsourcing their online banking channel.

Our Business

We provide a comprehensive portfolio of outsourced online banking software products that are hosted in our data centers and delivered as an on-demand service offering to financial institutions with under $20 billion in assets. We generate recurring revenues that are generally variable with growth in active Internet banking end users and user transaction volume. Our contracts with financial institutions are long-term in nature, generally ranging between three to five years. More than 90% of our revenues were derived from recurring service fees in 2005.

Our three core product offerings are Internet banking, business banking and lending. Our Internet banking applications for consumers include: account management, account transfers and interfaces to personal financial management software, bill payment and bill presentment, check imaging, online statements, multi-language support, inter-institutional funds transfer, online account opening and other expanded services. Our business banking software products serve the online banking needs of our clients’ business customers and include features similar to those of our consumer product, as well as payroll direct deposits, wire and inter-account fund transfers, account reconciliation, foreign exchange trade, and other services. Our business banking software products can be deployed as a licensed software implementation or hosted in our data centers. A licensed implementation allows financial institutions to host our software using their own equipment and facilities. We have a versatile business banking product line that allows us to serve all tiers of financial institutions and their business customers of all sizes. Supporting products and services for consumer and business online banking include web portal technology, wireless capability, target marketing, professional services, and web site development and maintenance.

Our lending software products and related services are hosted in our data center and delivered as an on-demand service offering to client financial institutions. Our lending platforms streamline our clients’ lending operations for non-mortgage consumer loans across multiple customer service channels, including back office administrative functions such as document preparation. Lending products and services include a loan origination system for automating workflow throughout the loan approval process, an Internet-based, real-time loan decisioning product, multi-channel automated underwriting services, and call center services to support loan applicants and general customer support inquiries on behalf of our clients, 24 hours a day, 7 days a week.

We offer the following benefits to financial institutions:

•	Comprehensive and Customizable Solutions. We offer turnkey, subscription-based products and services with all critical applications hosted in our data centers. Our online banking applications can be configured to offer financial institutions and end users the industry’s broadest portfolio of standard and optional features, including applications developed internally and in cooperation with our extensive network of product partners. Our web site design and implementation services also enable financial institutions to establish Internet banking services with a look and feel that preserves their unique brand identity.

•	Rapid and Affordable Implementation. Our applications can be rapidly implemented, and represent an affordable alternative to internally developed Internet banking applications for financial institutions. Average implementation times for our Internet banking applications range from four to six months, depending on the availability of an existing interface with a financial institution’s data processing vendor and the financial institution’s schedule.

•	Reliable, Secure, and Scalable Service. Our service is highly reliable. Our systems incorporate sophisticated data encryption techniques, a series of firewalls between the Internet and financial institutions, and several layers of security technology in order to guard against unauthorized access to our network. In addition, our data centers and systems have the capacity to scale rapidly to accommodate an increased number of end users and transactions.

•	Extensive Data Processing Vendor Relationships. We provide direct connections, or interfaces, to many vendors of core banking software and data processing services to financial institutions. As of

December 31, 2005, we have developed interfaces to a majority of the major data processing vendors serving our addressable market of financial institutions. By working directly with these vendors, we can quickly and cost-effectively connect our systems allowing relatively more rapid implementation of new customers to the same core processing system. Our interfaces also allow for tight integration with other functions supported by the data processing vendor, such as loan origination, online statements and check imaging. We believe that the number of data processing vendor interfaces we have developed provides us with a unique and significant competitive advantage.

•	Uniquely Broad Set of Value-Added Products. We enable financial institutions to expand their Internet presence beyond their core banking functions by providing additional value-added products and services to their customers. We believe our product suite offers the broadest capabilities in the industry, including: online bill payment and bill presentment, online lending, online business banking, check imaging, account aggregation, inter-institutional payments, online statements, check reordering, target marketing software, multi-language support, online account opening, professional services, and training seminars. We maintain an extensive network of vendors that have cooperatively developed many of our value-added products and services.

•	Cooperative Marketing Programs. Our cooperative marketing programs encourage higher end user adoption of the online channel through a series of direct marketing and promotional tools including direct mail, in-branch displays, training programs, online banner advertisements, statement stuffers, and email campaigns.

Our Strategy

Our objective is to further enhance our position as a leading provider of online banking and related online solutions to financial institutions for their retail and business customers. We intend to provide these institutions with a competitive platform that will permit them to achieve additional revenue-producing opportunities, enhance long-term cost-efficiencies, and improve customer service and client retention. To achieve this objective, we intend to:

•	Increase End User Penetration. As of December 31, 2005, our financial institutions with live Internet banking sites had an average penetration of 16.9% for consumer online banking, and 23.1% of these online banking users were also registered for online bill payment. Although our penetration has grown rapidly, these averages are well below levels achieved by industry-leading financial institutions that have reported online banking penetration in excess of 50%. We believe our base of 37.0 million potential consumer end users among our live Internet banking clients provides a large opportunity to increase our revenues as end user adoption increases in the future. We help clients expand the number of active end users of our Internet banking and bill payment applications through marketing assistance programs and by sharing best practices. These cooperative marketing programs enable clients to increase their returns from the online channel through increased revenue opportunities, lower customer attrition, and reduced service costs.

•	Pursue Cross-Selling Opportunities Within Our Existing Customer Base. We currently enable financial institutions to offer Internet banking applications and automated lending capabilities to their retail and business customers. We believe that we have a significant opportunity to sell our comprehensive suite of products and services to existing customers as their needs evolve and their customer base expands. For example, at December 31, 2005, we had contracts with 214 financial institutions for our lending products and 644 financial institutions for our business banking products, demonstrating the cross-sale opportunity within our total customer base of 1,748 financial institutions.

•

Attract New Financial Institution Customers, Particularly Conversions From Competitive Platforms.    We intend to further penetrate the substantial market for online banking applications. As of December 31, 2005, we had contracts with 1,748 financial institutions of the estimated 18,000 financial institutions in the U.S. under $20 billion in assets. Although we continue to contract with financial institutions that have yet to offer online banking, we primarily target institutions that currently offer online services and may demand a broader range of product functionality than offered by their current vendor, or those institutions evaluating a move to a fully outsourced online banking solution from an in-house system.

•	Retain Existing Customers. Approximately 20%-25% of our client base is subject to contract renewals each year. We intend to maximize client retention through a dedicated account management team, aggressive utilization of sales resources, a strategic approach to managing of key accounts, and other initiatives.

•	Increase Our Relationships with Core Data Processing Vendors. We intend to increase the number of our relationships with core data processing vendors to allow our applications to interface with more financial institutions and to expand our sales and distribution channel relationships. We currently interface with most of the major vendors that provide data processing services to the financial institutions in our addressable market. We intend to continually increase this coverage and to expand our existing relationships. We believe our uniquely broad portfolio of available products, financial strength, large client base and highly reliable data centers make us an attractive partner for core data processors.

•	Broaden Product and Service Offerings. We plan to continue to offer new and enhanced products and services to provide our customers with a comprehensive range of capabilities they need to compete effectively. In coming years, we intend to introduce several new products to enable our customers to better compete against larger financial institutions. Our product plans include internal development efforts and an increasing focus on introducing products in cooperation with other vendors. We believe our large client base allows us to negotiate the best available pricing terms with other vendors and receive preferential support for new product releases relative to smaller Internet banking providers with less purchasing influence. Our increasing focus on relationships with other vendors will allow us to introduce products more quickly and with reduced capital investment than if we relied solely on internal development efforts.

•	Pursue Strategic Merger and Acquisition Opportunities. We intend to continue to evaluate opportunities to acquire businesses that could expand our base of financial institution customers, add complementary technologies or services, or provide other benefits.

Products and Services

Consumer Internet Banking

We offer a broad range of outsourced Internet banking products and services for our financial institution clients’ retail customers that include the following features:

•	View online transaction history, account balances, check images, and statements.

•	Online bill payment capability to “pay anyone” through the financial institution’s web site.

•	Online bill presentment capability to receive, view, pay and store electronic bills online.

•	Two-way data transfer with Microsoft Money® and Intuit Quicken® financial software.

•	Secure online applications to open new accounts, and apply for credit cards, insurance, loans or other products.

•	Inter-institutional and person-to-person payments outside the financial institution.

•	Wireless banking and alerts through mobile devices.

•	Promotion and marketing tools to allow financial institutions to market to online users.

•	E-commerce web portal for marketing third-party financial products.

•	Web site design, development, maintenance, and implementation services.

•	Funds transfer between accounts, current or scheduled.

•	Re-ordering of checks online.

•	Online account opening and funding capabilities for new deposit accounts.

Business Banking

Our business banking products serve the business customers of our financial institution clients. We generally provide our business banking products on an outsourced basis; however, we also offer a licensed software option for large financial institutions. Primary features include:

•	Online administration platform to control access among business users.

•	View online transaction history and balance information.

•	Funds transfer between accounts, current or scheduled.

•	Stop payments for previously issued checks.

•	File export to business financial management software.

•	Bill payment and bill presentment.

•	Automated clearing house (ACH) services for payroll and other payments.

•	Wire transfers with other financial institutions or vendors.

•	Foreign exchange rates and trading.

•	Check reconciliation services.

•	Lockbox reporting and viewing of lockbox deposit detail.

•	Online payroll services.

Through December 31, 2003 we managed the business banking business within Internet banking. With the acquisition of Magnet Communications, Inc., or Magnet, on November 25, 2003, we expanded our business banking products and services and consequently we established business banking as a separate reportable business segment on January 1, 2004.

Consumer Lending

Our lending products provide, on a fully outsourced basis, loan origination capabilities and rules-based underwriting on behalf of our financial institution clients, applying client-specific and client-defined rules to reach a credit decision. We support a wide range of consumer loans including home equity, auto loans and personal loans. We do not support mortgage lending or bear any of the underwriting or financial risk for the loans we service. We charge our clients a predetermined fee per loan application regardless of whether the loan is approved and a fixed monthly maintenance fee for clients utilizing our loan origination system. Lending products are configured to support multiple service channels to match consumer preferences and include:

•	A loan origination system that manages workflow throughout the lending process, document preparation, and related back-office and administrative functions.

•	Real-time loan evaluation over the Internet for consumer loans, including the retrieval of an electronic credit report and a credit decision response to the applicant, generally in less than a minute.

•	Loan evaluation through a 24 hours a day, 7 days a week call center staffed with trained loan officers.

•	Loan evaluation by the financial institution client’s loan officer, using our Internet-based product for desktop decisioning within the retail branch.

Our lending underwriting products feature interfaces to our loan origination system as well as other major loan origination vendors, online credit bureau verification, and pre-qualification capabilities for home equity and consumer loans.

Data Centers

We currently provide our Internet banking services out of our main data center located in Westlake Village, California. Our disaster recovery data center in Norcross, Georgia allows for emergency backup and disaster recovery functions in the event of system interruption or shutdown involving the Westlake Village data center.

Both data centers maintain a controlled access environment with security measures ranging from alarms, video cameras, security guards, biometric access controls and a centrally monitored key card access system. Our data centers are also equipped with a self-contained power system that includes a high capacity battery backup system, providing continuous power to all production systems. In addition, diesel power generators provide backup power to each of our facilities in the event of an extended power outage. We maintain and test our Norcross disaster recovery data center to provide system redundancy, fail-over and emergency backup capabilities.

We believe our data center facilities are large enough to support our expected growth for the next several years.

Customers

As of December 31, 2005, we had contracts with 1,748 financial institutions, including 1,505 for Internet banking services, 644 for business banking services and 214 for lending services. We had approximately 6.3 million active Internet banking end users representing a 16.9% penetration of the 37.0 million potential end users among 1,400 live client sites at December 31, 2005.

For the year ended December 31, 2005, no individual financial institution accounted for over 10% of our total revenues.

Third Party Relationships

We have relationships and have developed interfaces with most of the major vendors of core data processing software and outsourced data processing services to financial institutions. These system interfaces enable us to access a financial institution’s host system to provide end users access to their account data. In addition to developing new interfaces, we continue to significantly enhance our many existing interfaces in order to deliver more robust connectivity and increase operating efficiencies. We have developed interfaces to the majority of the core data processing systems that provide services to financial institutions, most of which are supported within joint marketing arrangements that we have in place with data processing vendors. More than 50% of our revenue is derived from these referral and reseller agreements with core processing vendors, including Fiserv, BISYS, Fidelity Information Services, Inc., Metavante (including Kirchman Corp., its affiliate), Computer Services Inc., Data Center Inc., re:Member Data (a division of Open Solutions, Inc.), Harland Financial Solutions, Bradford Scott, and BMA.

To deliver bill payment and bill presentment services, we maintain value-added reseller relationships with major providers such as Metavante Corporation and CheckFree Services Corporation, and have fully integrated these products into our offerings. We market bill payment and bill presentment services as an integral part of our product suite, enabling financial institutions to offer bill payment within their online banking site with the convenience of a single password. Our agreement with Metavante expires in June 2010. Our agreement with CheckFree is renewable for additional one-year terms following the expiration of the initial term in September 2007. Our agreements require us to pay variable fees based on factors such as the number of bill payment transactions, customers, and end users, and generally provide improved pricing terms as transaction volumes increase.

We entered into an outsourcing agreement with PSCU Financial Services, or PSCU, a credit union service organization, to provide outsourced call center services to Digital Insight clients through 2012. As of December 31, 2005, we were in the process of migrating clients served by our call center to call centers operated by PSCU. We also entered into a license and reseller agreement with PSCU through 2010, whereby PSCU has licensed our new lending platform and named Digital Insight as its preferred provider of Internet banking, business banking and lending products to PSCU clients. The license and reseller agreements include minimum payments to us beginning in 2006.

Sales and Marketing

We sell to our customers and potential customers primarily utilizing a direct sales model and, to a lesser extent, in cooperation with core processing partners. As of December 31, 2005, our sales, marketing and client relations staff consisted of 95 people, who are responsible for prospecting and acquiring new accounts, managing existing client relationships and renewals, and cross-selling additional products to those accounts. Our sales and account management team is primarily organized by financial institution asset size and location.

Our target market for outsourced online consumer Internet banking, business banking and consumer lending services is comprised of small to medium sized financial institutions seeking a comprehensive Internet solution to compete with the larger national banks in their market. The majority of our sales opportunities are with financial institutions evaluating a conversion from a competitive Internet banking platform, often in response to increased functionality demands among end users. To a lesser degree, we continue to market to newly-created banks and other financial institutions that have yet to offer online banking to their customers.

Our typical sales cycle is approximately six to eight months for new financial institution customers and approximately two months for add-on sales to existing financial institution customers. We have a dedicated account management and sales staff to manage the client renewal process, and a sales compensation plan that rewards client retention. Our account managers identify customers whose contracts are subject to renewal with sufficient lead-time to allow the customer, our sales staff, and executive sponsors to manage the renewal process and maximize client retention.

Our primary marketing efforts are focused on identifying potential customers and marketing our services to consumer end users in cooperation with our financial institution clients. Our marketing efforts include: press relations, advertising, direct mail, trade show meetings with Internet banking user groups, and client conferences hosted by us and our core processing partners. We also offer cooperative marketing programs for existing customers, under which financial institutions partner with us to promote higher adoption and retention of the online channel, and cross-selling of additional products to online end users. Sales compensation plans are aligned with our primary goal of increasing online adoption among our customer base.

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

Product Development

As of December 31, 2005, our product development staff consisted of 254 software developers and engineers, as well as product and project managers. Their development efforts are focused on:

•	Enhancements to Existing Products. We are continuously developing new features and functions for our consumer and business banking and lending products in order to provide a broader range of capabilities. Additional product enhancements will provide greater usability for our financial institution clients and their end users.

•	Introduction of New Product Lines Through Internal Development. We are continuously seeking to expand our product offerings. For example, we recently introduced a loan origination system to complement our lending underwriting products, and to allow our customers to streamline workflow and administrative functions throughout the lending process.

•	Introduction of New Product Lines Provided by Technology Vendors. We are increasingly committed to expanding our product portfolio by introducing new products through relationships with technology vendors. For example, we recently entered into an agreement with CashEdge to introduce a product that allows consumers to open and fund new deposit accounts online within a single Internet session. During 2006, we will also introduce a multi-factor authentication solution in conjunction with a technology vendor. Multi-factor authentication is a security feature that helps protect end users from online fraud by implementing enhanced user-verification during account login beyond username and password.

•	Interfaces with Data Processing Vendors and Other Third Parties. We are continuing to enhance and expand our interfaces to financial institutions’ core data processing systems and other third-party systems, such as vendors of online check imaging systems.

Our research and development expenses were $23.9 million in 2005, $23.4 million in 2004, and $15.6 million in 2003. These expenses relate to product development and are charged to operations as incurred.

Competition

The market for Internet banking services is highly fragmented with many providers. In the area of retail Internet banking, we primarily compete with other companies that provide outsourced online banking services to financial institutions, including Online Resources, S1 Corporation and FundsXpress. Also, vendors such as Corillian and Financial Fusion (a subsidiary of Sybase) that primarily target the largest financial institutions occasionally compete with us in our market segment. In addition, Fiserv, Open Solutions, Jack Henry, Metavante and several other vendors of data processing services to financial institutions offer their own online banking products, although many of these firms also offer our products through a referral or reseller arrangement with us to clients demanding a broad set of online capabilities.

Our primary competitors in the business banking services segment are vendors of business banking systems for large corporations such as P&H Solutions, BankLink, Fundtech, and S1 Corporation. Our primary competitors for providing lending products to financial institutions are APPRO (a division of Equifax), IA Systems, and Lending Solutions, Inc.

Government Regulation

The financial services industry is subject to extensive and complex federal and state regulation. Our current and prospective customers, which consist of financial institutions such as commercial banks, savings and loans associations, credit unions and savings banks, operate in markets that are subject to rigorous regulatory oversight and supervision. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design, and the charter or license of the financial institution. Our financial services customers must independently assess and determine what is required of them under these regulations and are responsible for ensuring that our system and the design of their web sites conform to their regulatory obligations.

We are not licensed by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions or other providers of financial services. We are examined by the Federal Financial Institution Examination Council under the Information Technology examination guidelines. Although we believe we are not subject to direct supervision by federal and state banking agencies relating to other regulations, we have from time to time agreed to examinations of our business and operations by these agencies. We are also subject to encryption and security export laws and regulations, which, depending on future developments, could render our business or operations more costly, less efficient or impossible.

Proprietary Rights

Our proprietary rights are important to our products and services, and we continually seek to expand the technology that we use in our business through internal development, licensing and acquisitions. We generally rely on copyright, trademark and trade secret laws, and contractual rights to establish and maintain our proprietary rights in our technology and products. In 2002, the “Digital Insight” mark was approved as a registered trademark by the U.S. Patent and Trademark Office. Due to the nature of the technology associated with our products and services, we believe that our ability to compete does not depend to any significant extent on whether or not our technology is patented, and none of our technology is currently patented. In order to protect our proprietary information we limit access to and distribution of our source code and other intellectual property, and we also enter into confidentiality agreements with our employees, consultants, resellers and customers.

Employees

As of December 31, 2005, we had approximately 800 employees, including 19 part-time employees. None of our work force is unionized. We have not experienced any work stoppages and consider our relations with our employees to be good. Following the completion of the call center outsourcing, we will reduce our staff count by approximately 90 employees in our lending division.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors in your evaluation of us. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Fluctuations of our operating results could cause our stock price to fluctuate.

Our operating results may fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We base our operating expenses on anticipated revenue growth and many of our operating expenses are relatively fixed in the short-term. Our revenue model is based largely on recurring revenues, billed monthly, predominately derived from growth in end users and transaction volume within a monthly billing period. The number of total end users accessing our systems is affected by many factors, several of which are beyond our control, including the number of new user registrations, end user turnover, loss of customers, and general consumer trends. We may expend funds and management resources to increase end user penetration and still fail to achieve the targeted growth objectives. Accordingly, our results of operations for a particular period may be adversely affected if fluctuating growth in end users causes revenues and operating results to be lower than expectations of market analysts or investors. If this were to occur, the price of our common stock would likely decrease.

Our operating results may also fluctuate in the future due to a variety of other factors, including:

•	the overall level of demand for Internet banking services by consumers and businesses and the demand for our products, product enhancements and services in particular;

•	loss of significant customers due to non-renewals of the service contracts, acquisition of customers by non-customer financial institutions, customer insolvencies and other reasons;

•	consolidation among core data processing vendors, which may affect our reseller and revenue-sharing agreements with certain core processor organizations or reduce the likelihood of extending our agreements at expiration;

•	actions taken by our competitors, including the introduction of new products or changes in their pricing models;

•	spending patterns and budgetary resources of financial institutions and their end user customers;

•	the timing of upgrades to our computer hardware infrastructure;

•	the timing of customer product implementations or our failure to timely complete scheduled product implementations;

•	delays in the product development schedule of one or more of our new products or services;

•	a negative outcome in any significant legal proceeding or prolonged litigation;

•	the adoption of new accounting standards;

•	governmental actions affecting Internet operations or content; and

•	general economic trends and the impact of external factor or events, such as war or acts of terrorism.

If we are unable to implement appropriate systems, procedures and controls, we may not be able to successfully offer our services and grow our business.

Our ability to successfully offer our products and services and to grow our business requires an effective planning and management process. We updated our operations and financial systems, procedures and controls following our prior acquisitions. Our systems, however, will continue to require additional modifications and improvements to respond to current and future changes in our business. If we cannot grow our business, and manage that growth effectively, or if we fail to implement in a timely and cost-effective manner appropriate internal systems, procedures, controls and necessary modifications and improvements to these systems, our business will suffer. For example, our billing system must keep pace with our business and be able to interoperate with our contract database and production database.

Security breaches could damage our reputation and business.

Our products and networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. We transmit confidential financial information in providing our services. Users of Internet banking and other electronic commerce services are concerned about the security of transmissions over public networks. Therefore, it is critical that our facilities and infrastructure remain secure and be perceived by the marketplace as secure. A material security breach affecting us or one of our key vendors could damage our reputation, deter financial institutions from purchasing our products, deter their end user customers from using our products, or result in liability to us. Further, any material security breach affecting our competitors could affect the marketplace’s perception of Internet banking in general and have the same adverse effects.

Concerns over security and the privacy of end users have intensified both within and outside of the U.S., and may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. Any well-publicized compromise of security or a widespread epidemic involving identity theft could deter people from using the Internet or using it to conduct transactions that involve transmitting confidential information. We may need to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Although we intend to continue to implement state-of-the-art security measures and upgrade our products to address these issues, persons may be able to circumvent the measures that we implement in the future. Eliminating computer viruses and alleviating other security problems may result in interruptions, delays or cessation of service to users accessing web sites that deliver our services, any of which could harm our business.

Any failure in our disaster recovery or emergency fail-over procedures could cause interruption in our system and loss of customers.

Most of our communications and network equipment related to our Internet banking operation is currently located in our main data center in Westlake Village, California. We also maintain a backup data center in Norcross, Georgia for the Westlake Village data center. We maintain these two data centers in a manner that will continue to provide system redundancy, fail-over from the Westlake facility to the Norcross facility and emergency backup capabilities. While the architecture of the two systems is largely integrated, the process of failing over to a recovery site currently involves some manual intervention, and there is some attendant delay and loss of use of non-key features and functionality. In addition, we may experience problems during the recovery or fail-over process that could cause system failures and decreased levels of service. Although we perform testing on a periodic basis to ensure that recovery mechanisms perform as planned, unexpected failure of any of these mechanisms may prevent a successful recovery.

A natural disaster, such as a fire, an earthquake or a flood, at any of our data centers could result in failures or interruptions in providing our products and services to our customers. Although we maintain and regularly test an uninterruptible power supply system for our critical systems in all of our data centers, there is no assurance that this system, consisting of a backup battery and a diesel generator, will function properly, or at all, in case of a power loss. In addition to a potential loss of power, our systems are vulnerable to operational failures, telecommunications failures and similar events. We have contracted to provide a certain level of service to our customers and, consequently, an unexpected interruption of our system has in the past caused, and in the future could cause, us to refund fees to some of our customers to compensate for decreased levels of service. Even with our disaster recovery plan and the integration of our two main facilities, we could experience a failure or interruption in our systems that could lead to loss of data or the inability to provide services to our customers.

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

If we are unable to rapidly integrate third-party software, we may not be able to deliver service to our clients on a timely basis, resulting in lost revenues and potential liability.

As part of our strategy to provide integrated services, we integrate software applications from a variety of third party vendors on to product platform and resell them. If we are unable to implement and integrate this software in a fully functional manner for our clients, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of services. Software often contains errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by current and potential vendors, our current and future solutions may contain serious defects due to third-party software or software we develop or customize for clients. Serious defects or errors could result in liability for damages, lost revenues or a delay in implementation of our solutions.

Our past and potential future acquisitions involve risks to our business and financial results.

We have acquired various businesses over the last several years and may acquire complementary technologies or businesses in the future. We closed our acquisitions of nFront Inc. on February 10, 2000; 1View Network Corporation, or 1View, on June 21, 2000; AnyTime Access, Inc., or ATA, on July 31, 2000; Virtual Financial Services, Inc., or ViFi, on January 28, 2002; and Magnet on November 25, 2003. Acquisitions may not perform as we expect and may involve large one-time write-offs, including goodwill impairment charges, and amortization expenses related to intangible assets. In this regard, any of these factors could adversely affect our operating results or stock price. Acquisitions involve numerous risks, including, but not limited to:

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

We depend on cooperation from data processing vendors for financial institutions, including vendors that have resisted efforts in the past to allow the integration of our products and services with their systems.

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

The market for Internet banking services is highly competitive and fragmented with many providers. We face competition from two main areas: other companies similar to us with outsourced Internet banking offerings, and vendors of data processing services to financial institutions. Also, vendors that primarily target the largest financial institutions occasionally compete in our target market. Some of our current and potential competitors have longer operating histories and may be in a better position to produce and market their services due to their greater financial, technical, marketing and other resources, as well as their significantly greater name recognition and larger installed bases of customers. In addition, many of our competitors have well-established relationships with our current and potential financial institution customers and data processing vendors and have extensive knowledge of our industry.

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

The market price of our common stock has fluctuated significantly in the past and could fluctuate in the future in response to the following particular factors:

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

Our stock price could also be impacted by shares purchased by us through our stock repurchase program or shares sold by our executive officers upon the exercise of vested options and restricted stock. In addition, in recent years, the stock market in general, and the Nasdaq National Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

The lengthy sales cycles of our business banking products may cause our business banking revenues and operating results to be unpredictable and to vary significantly from period to period.

The sale and implementation of our business banking products and services for large financial institutions are often subject to delays because of our customers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies. The time elapsed between the date of initial contact with a potential customer and the execution of a contract typically ranges from six to twelve months. In addition, our prospective customers’ decision-making processes require us to provide a significant amount of information to them regarding the use and benefits of our business banking products. We may expend substantial management resources and fail to make the sale. These delays have adversely affected sales of our business banking products for large financial institutions. Any future delays in closing orders or implementation of products or services can cause our operating results to fall short of anticipated levels for any quarter.

If we estimate incorrectly the time required to complete our business banking projects, we will lose money on fixed-price contracts.

A majority of our professional services contracts for business banking are fixed-price contracts, rather than contracts in which the client pays us on a time and materials basis. We must estimate the number of hours and the materials required before entering into a fixed-price contract. Our future success will depend on our ability to continue to set rates and fees accurately and to maintain targeted rates of employee utilization and project quality. If we fail to accurately estimate the time and the resources required for a project, any required increase in the time and resources to complete the project could cause our profits to decline.

Our business banking and consumer lending business results could suffer if we lose key customers or fail to add additional customers.

Our business banking and consumer lending businesses derive a significant portion of their revenues from a limited number of customers in each period. Accordingly, for each business segment, if an existing contract expires or is cancelled and we fail to replace the contract with new business, revenues for the segment would be adversely affected. Our lending division has been adversely affected by customer losses in the past, which has led to a decrease in the number of loan applications processed and corresponding revenues. We expect that a limited number of customers will continue to account for a substantial portion of our business banking revenues and consumer lending revenues in each quarter for the foreseeable future.

Our consumer lending operation could be adversely impacted by a downturn in the economy and by seasonal demand.

A softening of demand for our outsourced solutions caused by a weakening of the economy generally may result in decreased revenues or lower growth rates. Also, the lending industry is also generally subject to seasonal trends affecting loan demand.

Government regulation of our business could cause us to incur significant expenses, and failure to comply with certain regulations, if adopted, could make our business less efficient or impossible.

The financial services industry is subject to extensive and complex federal and state regulation. Financial institutions such as commercial banks, savings and loans associations, savings banks, and credit unions operate under high levels of government supervision. Our customers must ensure that our services and related products work within the extensive and evolving regulatory requirements applicable to them.

Neither federal depository institution regulators nor other federal regulators of financial services require us to obtain any licenses. We are examined by the Federal Financial Institution Examination Council under the Information Technology guidelines. Although we believe we are not subject to direct supervision by federal and state banking agencies relating to other regulations, we have from time to time agreed to examinations of our business and operations by these agencies. These regulators have broad supervisory authority to remedy any shortcomings identified in any such examination which could lead to changes in our business.

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

We are subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. Third parties may assert infringement claims in the future with respect to our current or future products, or those of our key vendors. Any assertion of such claims, regardless of its merit, could require us to pay damages or settlement amounts and could require us to develop non-infringing technology, pay for a license for the technology that is the subject of the asserted infringement, or contract with a vendor that has non-infringing technology. For example, we have in the past received notices claiming infringement of intellectual property rights related to our Internet banking application. Any litigation or potential litigation could result in product delays, increased costs, or both. In addition, the cost of litigation and the resulting distraction of our management resources could adversely affect our operating results. We also cannot assure that any licenses for technology necessary for our business will be available or that, if available, these licenses can be obtained on commercially reasonable terms.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

Our principal offices currently occupy approximately 46,000 square feet in Calabasas, California, pursuant to a lease that expires May 31, 2011. We also occupy an aggregate of approximately 167,000 square feet of office space in Westlake Village and Sacramento, California, and Athens, Atlanta and Norcross, Georgia pursuant to long-term leases with eighteen months to eight year terms. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

In Re Digital Insight Corporation Initial Public Offering Securities Litigation

On December 6, 2001, Digital Insight and two of its former officers and one current director were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New

York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims, which were also asserted against the managing underwriters in our previous public offerings, are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the IPOs of more than 300 other companies. Plaintiffs are seeking unspecified damages along with these companies and the individual defendants, but not the underwriter defendants, we have entered into a settlement agreement with the plaintiffs to settle the claims. As part of the settlement, once the settlement documents become effective, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. On August 2005, the court issued an order preliminarily approving the proposed settlement and scheduling a settlement fairness hearing in April 2006. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for this lawsuit.

Magnet Claims

Currently, approximately $3.4 million of cash and 144,834 shares of our common stock issuable in connection with our acquisition of Magnet are held in escrow. We have notified the prior stockholders of Magnet that we have various claims against them in connection with the acquisition, and we are seeking recovery of damages, including the amounts in escrow. In response, the prior stockholders initiated arbitration proceedings in Los Angeles, California, seeking release of the escrowed amounts. Even a favorable resolution of our claims could result in distraction of our management and significant legal and other related costs. No amounts have been recorded in our financial statements for claims in connection with these matters at December 31, 2005 as we cannot determine the final outcome.

Other

In addition, we may be involved from time to time in litigation arising in the normal course of our business. Although we are currently not a party to such litigation that we believe would have a material adverse effect, individually or in the aggregate, on our business, financial condition or results of operations, it is possible that in the future we could become a party to such proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock is traded on the Nasdaq National Market under the symbol “DGIN.” As of December 31, 2005, there were 180 holders of record of our common stock. The following table sets forth the range of high and low closing sale prices reported on the Nasdaq National Market for our common stock for the periods indicated.

	Common Stock Price
	High	Low
2004
First Quarter	$28.01	$18.59
Second Quarter	$22.72	$17.55
Third Quarter	$19.78	$13.21
Fourth Quarter	$18.75	$13.70

2005
First Quarter	$18.01	$15.88
Second Quarter	$25.96	$16.56
Third Quarter	$27.72	$23.20
Fourth Quarter	$35.18	$25.63

We have never paid cash dividends on our common stock, and we anticipate that in the foreseeable future we will continue to retain any earnings for use in the operations of our business. [See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.]

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated statement of operations data and selected consolidated balance sheet data. We derived this data from our audited consolidated financial statements for the years presented.

You should read this data together with our audited consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2005	2004	2003(1)	2002(1)(2)	2001(2)
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Revenues	$213,971	$188,891	$154,362	$130,387	$94,635
Cost of revenues	89,828	84,276	72,569	67,453	53,124

Gross profit	124,143	104,615	81,793	62,934	41,511
Operating expenses	83,876	76,428	64,183	72,429	95,458

Income (loss) from operations	40,267	28,187	17,610	(9,495)	(53,947)
Interest and other income, net	3,113	838	556	600	1,999

Net income (loss) before cumulative effect of change in accounting method and income tax provision (benefit)	43,380	29,025	18,166	(8,895)	(51,948)
Income tax provision (benefit)	16,839	12,302	(28,428)	—	—

Net income (loss) before cumulative effect of change in accounting method	26,541	16,723	46,594	(8,895)	(51,948)
Cumulative effect of change in accounting method	—	—	—	(29,036)	—

Net income (loss)	$26,541	$16,723	$46,594	$(37,931)	$(51,948)

Basic net income (loss) per share before cumulative effect of change in accounting method	$0.76	$0.47	$1.41	$(0.28)	$(1.77)
Per share cumulative effect of change in accounting method	—	—	—	(0.91)	—

Basic net income (loss) per share	$0.76	$0.47	$1.41	$(1.19)	$(1.77)

Diluted net income (loss) per share before cumulative effect of change in accounting method	$0.75	$0.47	$1.38	$(0.28)	$(1.77)
Per share adjustment for cumulative effect of change in accounting method	—	—	—	(0.91)	—

Diluted net income (loss) per share	$0.75	$0.47	$1.38	$(1.19)	$(1.77)

Shares used to compute basic per share amounts	34,698	35,364	32,991	31,984	29,301

Shares used to compute diluted per share amounts	35,617	35,860	33,700	31,984	29,301

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$116,155	$99,469	$69,335	$74,379	$53,634
Long-term investments	8,802	17,785	1,007	—	13,334
Working capital	128,533	113,375	76,483	59,048	54,396
Total assets	385,402	377,256	348,812	259,063	236,628
Long-term portion of capital lease obligations and long-term debt	1,241	—	—	—	6,293
Total liabilities	54,333	44,175	42,341	49,400	39,737
Total stockholders’ equity	331,069	333,081	306,471	209,663	196,891

(1)	The selected consolidated financial data includes the results of the purchase method acquisitions of ViFi and Magnet for periods subsequent to their acquisition dates in January 2002 and November 2003, respectively.
(2)	In 2002, we adopted SFAS No. 142 which established an impairment approach to accounting for goodwill and discontinued amortization of goodwill prospectively for all acquisitions. We recorded an impairment charge of $29.0 million in the first quarter of 2002 from the adoption of SFAS No. 142. Amortization of goodwill included in operating expenses was $25.5 million in 2001. The pro forma net loss and net loss per share excluding goodwill amortization in 2001 was as follows:

2001
(in thousands, except per share data)
Pro forma net loss	$(26,440)
Pro forma net loss per share	$(0.90)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in this section involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management’s best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed under the caption “Risk Factors” in Item 1A of Part I.

The following discussion should be read together with our financial statements and related notes.

Overview

Summarized results of operations for our reportable segments were as follows for the three years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005		2004		2003
	(in thousands)
	Dollars	%	Dollars	%	Dollars	%
Revenues:
Internet banking	$173,253	81	$151,873	80	$129,282	84
Business banking (1)	28,640	13	22,942	12	8,360	5
Lending	12,078	6	14,076	8	16,720	11

Total	$213,971	100	$188,891	100	$154,362	100

	Dollars	Margin	Dollars	Margin	Dollars	Margin
Gross profit:
Internet banking	$103,322	60	$88,669	58	$70,745	55
Business banking (1)	17,482	61	11,708	51	4,119	49
Lending	3,339	28	4,238	30	6,929	41

Total	$124,143	58	$104,615	55	$81,793	53

	Dollars (3)%		Dollars (4)%		Dollars (5)%
Operating expenses:
Internet banking	$35,092	42	$34,153	45	$32,024	50
Business banking (1)	13,145	16	10,362	14	2,623	4
Lending	5,044	6	4,201	5	3,675	6
Unallocated (2)	30,595	36	27,712	36	25,861	40

Total	$83,876	100	$76,428	100	$64,183	100

	Dollars	Margin	Dollars	Margin	Dollars	Margin
Income (loss) from operations:
Internet banking	$68,230	39	$54,516	36	$38,721	30
Business banking (1)	4,337	15	1,346	6	1,496	18
Lending	(1,705)	(14)	37	—	3,254	19
Unallocated (2)	(30,595)	—	(27,712)	—	(25,861)	—

Total	$40,267	19	$28,187	15	$17,610	11

For the years ended December 31, 2005, 2004 and 2003, no customer comprised more than 10% of total revenues. We have no significant foreign operations.

(1)	The operating results of Magnet included in the business banking segment for the year ended December 31, 2003 from the acquisition date of November 25, 2003 were as follows: Revenue, $1,256; Gross profit, $685; Operating expenses, $806 and Loss from operations, $121.

(2)	Unallocated expenses include charges that are not included in the measurement of segment profit or loss used internally to manage the segments.

(3)	Unallocated operating expenses include $7,784 of intangible asset amortization and $22,811 of general and administrative expenses.

(4)	Unallocated operating expenses include $8,284 of intangible asset amortization and $19,428 of general and administrative expenses.

(5)	Unallocated operating expenses include $5,868 of intangible asset amortization and $19,993 of general and administrative expenses.

A large portion of our Internet banking revenue results from the number of active Internet banking end users at our financial institution clients. Summarized end users, in thousands, at December 31 of each of the last three years were as follows:

	2005		2004		2003
	End Users	Penetration (1)	End Users	Penetration (1)	End Users	Penetration (1)
Potential end users at all sites (3)	38,000	n/a	36,300	n/a	35,900	n/a
Potential end users at live sites	37,000	n/a	35,000	n/a	34,400	n/a
Active Internet banking end users (2)	6,256	16.9%	5,285	15.1%	4,404	12.8%
Bill payment end users	1,445	23.1%	1,003	19.0%	663	15.1%

(1)	Penetration for active end users is calculated as a percentage of potential end users at live sites. Penetration for bill payment end users is calculated as a percentage of active Internet banking end users.

(2)	Active Internet banking end users are consumers whose basic account information is available online as specified by our contract with the financial institution.

(3)	Includes potential end users at live sites as well as potential end users at financial institutions that are in the implementation process.

Known Trends and Uncertainties

The following discussion identifies known trends and uncertainties currently impacting each of our business segments.

The growth in our Internet banking revenues during the year ended December 31, 2005 was driven primarily by an 18% increase in Internet banking end users and a 44% increase in online bill payment users when compared to December 31, 2004. Revenue from end user growth was partially offset by a slight decrease in the average revenue per end user, due primarily to price discounts experienced at the time of contract renewal (generally once every three to five years) and the effects of tiered pricing incentives in most of our contracts. We expect a continuing modest decline in average monthly revenue per Internet banking end user over the next several years as our base of end users continues to increase and as customers renew their contracts with us.

Our business banking revenues for the years ended December 31, 2004 and 2005 reflect the acquisition of Magnet in November 2003 that has been combined with our existing business banking operations. Revenues from the acquired business banking operations during the year ended December 31, 2004, and to a lesser extent, December 31, 2005 were negatively impacted by delays in certain professional services projects that limited our ability to begin new professional services projects from which to generate additional revenues. We also continue to invest significant resources to further develop our business banking software for large financial institutions, which increased costs and reduced our resources dedicated to supporting new sales. Although our financial results and outlook for the acquired business have improved, we believe that these trends will continue for the Magnet business into 2006. Recurring revenue contributions from our outsourced business banking products, including the Magnet products hosted in our data center, remained strong and we expect that this performance will continue.

The decrease in our lending revenues during the year ended December 31, 2005 primarily reflects certain key customer losses in 2004 that led to a reduction in the number of lending applications processed. In addition, we encountered performance stability issues with our recently introduced loan origination system that delayed certain product implementations and sales opportunities. We expect that our agreement to outsource our lending call center, signed during the fourth quarter of 2005, and continuing progress towards resolving the performance issues encountered with our new lending product will result in stabilizing revenues and improved operating contributions in 2006.

Summary of Financial Statement Captions

The following section sets forth a general description of the items that comprise our primary financial statement captions.

Revenues:    We derive revenues primarily from long-term service contracts with our financial institution clients, which pay recurring service fees, based primarily on the number of active end users or end user transactions, or fixed monthly amounts, primarily for hosting and maintaining web sites. We also earn recurring service fee revenue from the annual software maintenance fee billings for the license customers using our business banking product. In addition, our revenues include fees earned for implementation services, software license fees, professional services, and other revenues. Revenues from recurring service fees are recognized as services are provided. See “Critical Accounting Policies and Estimates” for a description of our revenue recognition policy. Recurring service fees were over 90% of total revenues in 2005, 2004, and 2003.

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

Operating Expenses:    We include sales, general and administrative expenses, research and development expenses, amortization of intangibles resulting from acquisitions, restructuring, asset impairment and other charges in operating expenses.

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

In 2005, we initiated restructuring activities involving the outsourcing of the call center associated with the lending division and realigning certain resources to enhance profitability in the lending division. As a result of these restructuring activities, we will reduce space utilized at one of our facilities, dispose of certain related assets and eliminate approximately 90 employee positions. We expect that the call center migration and the work force reduction will continue in phases until fully transitioned by March 31, 2006. We expect the lending division to incur approximately $2.3 million for these activities between December 2005 through the completion of the transition in 2006. We also estimate that approximately $1.4 million of these charges will result in cash expenditures.

Income Tax Provision (Benefit):    We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We assess the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. If we were to determine that it was more likely than not that we would be unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to operations in the period that such determination was made.

Results of Operations

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Revenues:    Revenues for the year ended December 31, 2005 were $214.0 million, an increase of 13% from the $188.9 million reported for the same period of the prior year.

The Internet banking division reported revenues of $173.3 million for the year ended December 31, 2005 compared to $151.9 million for the same period last year. This increase of $21.4 million, or 14%, was primarily due to an increased number of active Internet banking end users and bill payment end users within our existing customer base partially offset by a decrease in average revenue per end user. Active Internet banking end users increased 18% from approximately 5.3 million users at December 31, 2004 to approximately 6.3 million users at December 31, 2005. Bill payment end users increased 44% from approximately 1.0 million users at December 31, 2004 to approximately 1.4 million users at December 31, 2005.

Revenues generated by the business banking division were $28.6 million for the year ended December 31, 2005 compared to $22.9 million for the year ended December 31, 2004. The increase of $5.7 million is primarily attributable to an increase in the number of business banking hosted end users.

Revenues related to the lending division for the year ended December 31, 2005 were $12.1 million compared to $14.1 million for the year ended December 31, 2004. This decrease of $2.0 million, or 14%, resulted primarily from certain key customer losses in 2004 that led to a decrease in loan applications processed, partially offset by license fee revenue of $500,000 in 2005.

Cost of Revenues:    Cost of revenues increased $5.6 million, or 7%, to $89.8 million for the year ended December 31, 2005 from $84.3 million for the same period last year.

Cost of revenues for the year ended December 31, 2005 included $69.9 million related to the Internet banking division compared to $63.2 million for the year ended December 31, 2004. This increase of $6.7 million, or 11%, was primarily due to an increase in third party costs related to our bill pay product that was driven by an increase in bill pay end users.

Cost of revenues for the business banking division was unchanged at $11.2 million for the years ended December 31, 2005 and 2004. Our flat cost of revenues reflects our relatively fixed cost base in the outsourced business, and product and service mix.

Cost of revenues related to the lending division was $8.7 million for the year ended December 31, 2005, a decrease of $1.1 million compared to $9.8 million for the year ended December 31, 2004. The decrease is primarily attributable to lower revenues and a continued shift in application mix from the call center to the Internet channel which results in a lower cost per application.

Gross Profit:    Gross profit increased $19.5 million, or 19%, from $104.6 million for the year ended December 31, 2004 to $124.1 million for the year ended December 31, 2005.

Gross profit margin for the Internet banking division increased to 60% for the year from 58% for the year ended December 31, 2004. The increase in gross profit margin for the Internet banking division is primarily attributable to the leverage in our scalable business model as revenues increase above our relatively fixed cost base and reduced per unit costs for products offered in partnership with outside technology vendors due to volume pricing incentives, and, in certain instances, improved contract terms.

The business banking gross profit margin increased to 61% in the year ended December 31, 2005 from 51% in the same period last year. This increase reflects continuing growth in business banking end users contributing revenues while cost of revenues remained flat.

Gross profit margin for the lending division decreased to 28% for the year ended December 31, 2005 from 30% for the same period last year. The decrease in gross margin for the lending division is primarily due to the 14% decrease in revenues, partially offset by the reduced cost of revenues outlined above.

Operating Expenses:    Operating expenses were $83.9 million for the year ended December 31, 2005, an increase of $7.4 million, or 10%, from $76.4 million for the prior year. This increase in operating expenses is primarily due to increased sales and marketing and general and administrative expenses as described below.

Sales, General and Administrative:    Sales, general and administrative expenses increased $7.0 million, or 16%, from $44.7 million for the year ended December 31, 2004 to $51.7 million for the year ended December 31, 2005. This increase was primarily due to a $2.6 million increase in payments to core data processing vendors under marketing alliance agreements resulting from an increase in revenues, $2.5 million higher incentive compensation, and $1.8 million growth in legal and audit fees for the year ended December 31, 2005. As a percentage of revenues, sales, general and administrative expenses increased from 23.7% for the year ended December 31, 2004 to 24.2% for the year ended December 31, 2005. The increase in sales, general and administrative costs as a percentage of revenues primarily reflects the additional costs as described above, partially offset by the leverage in our business model as revenues increase over a relatively fixed cost base.

Research and Development:    Research and development expenses increased to $23.9 million for the year ended December 31, 2005 from $23.4 million for the prior year. The increase of $500,000 was primarily due to an increase in product development personnel and engineering costs in the year ended December 31, 2005.

Amortization of Intangible Assets:    Amortization of intangible assets was $7.8 million for the year ended December 31, 2005 and $8.3 million for the comparable prior year period. The decrease is due to certain intangibles becoming fully amortized during 2005.

Interest and Other Income, Net:    Interest and other income, net was $3.1 million for the year ended December 31, 2005, an increase of $2.3 million, compared to $838,000 for the prior year. This increase was primarily due to an increase in interest income as result of higher rates of return on our cash and investment balances and an increase in amounts invested in 2005.

Provision for Income Taxes:    During the twelve months ended December 31, 2005, we recorded a provision for income taxes of $16.8 million compared to $12.3 million for 2004. The current year provision reflects a tax rate of 38.8% which includes the effect of a change in estimated research and development credits of $323,000. The 2004 tax rate was 42.4% which included an adjustment for one-time charges that reduced the carrying value of certain deferred tax assets, increased tax contingency reserves and decreased additional paid-in capital totaling $1.2 million.

For 2006, we expect that we will have an effective tax rate of 39.5%. As discussed in “Liquidity and Capital Resources,” we do not expect to make significant cash tax payments until 2007 due to utilization of our net operating loss and research and development carry-forwards to offset our current income tax liabilities.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Revenues:    Revenues for the year ended December 31, 2004 were $188.9 million, an increase of 22% from the $154.4 million reported for the same period of the prior year.

The Internet banking division reported revenues of $151.9 million for the year ended December 31, 2004 compared to $129.3 million for the prior year. This increase of $22.6 million, or 17%, was primarily due to an increased number of active Internet banking end users and bill payment end users within our existing customer base partially offset by a decrease in average revenue per end user. Active Internet banking end users increased 20% from approximately 4.4 million users at December 31, 2003 to approximately 5.3 million users at December 31, 2004. Bill payment end users increased 51% from approximately 663,000 users at December 31, 2003 to approximately 1.0 million users at December 31, 2004.

Revenues generated by the business banking division were $22.9 million for the year ended December 31, 2004 compared to $8.4 million for the year ended December 31, 2003. The increase of $14.6 million is primarily attributable to our acquisition of Magnet in November 2003 and, to a lesser extent, organic growth within our historical business banking operations.

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

Cost of Revenues:    Cost of revenues increased $11.7 million, or 16%, to $84.3 million for the year ended December 31, 2004 from $72.6 million for the prior year.

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

Cost of revenues for the business banking division was $11.2 million for the year ended December 31, 2004, an increase of $7.0 million compared to $4.2 million in the same period last year. The increase is primarily comprised of costs in the current period from Magnet which was acquired in the fourth quarter of 2003.

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

The business banking gross profit margin increased to 51% in the year ended December 31, 2004 from 49% in the same period last year. This increase reflects an increase in our business banking margin for the services hosted in our data centers attributable to an increase in revenues at a greater rate than cost of revenues, partially offset by lower gross margins for the Magnet license and professional services products.

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

Application Service Provider Revenues.    We earn revenues from application service provider (“ASP”) arrangements for which we host our customers’ Internet banking, business banking and lending applications. Revenues are earned for upfront fees for implementation services and amounts billed for recurring monthly services. We recognize revenue from ASP arrangements in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Under SAB 104, we recognize revenues when fees are fixed and determinable, no obligations remain related to the earned fees and collection of the related receivable is reasonably assured. Under EITF 00-21, we allocate revenues in arrangements with multiple deliverables to each qualifying separate unit of accounting based on either their relative fair values or the fair value of the undelivered elements. Fair value is determined by the prices charged when the element is sold separately or other specific objective evidence.

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

We bill three data processing software vendors directly for the services provided by us to financial institution customers. Under these arrangements, the data processing vendor sets the actual price charged to the financial institution, bundles our services with other vendor services, performs administrative functions including billing, and bears all collection risk. Because of these factors, we recognize the revenue under these arrangements based on the net revenue earned from the data processing vendor in accordance with EITF No. 99-19.

Third Party Service Provider Arrangements.    We have agreements with third party vendors to resell the services of those third party vendors to our financial institution customers. These services include bill payment, online statements, online account opening and funding, and check imaging services. We are obligated to provide these services to our customers, and there is no contractual arrangement between the third party vendors and our customers. In addition, we price these services independent of the amounts billed by the third party vendors to us, and we bear all collection risk for the amounts billed to our customers. In accordance with EITF No. 99-19, amounts earned from our customers from the resale of these services are recorded as revenue on a gross basis, and the costs incurred from the third party service providers are recorded as cost of revenues in the accompanying consolidated statements of operations.

Software License Revenues.    Revenue from the sale of software licenses is recognized in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software, we apply the provisions of Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is derived from the sale of software licenses, professional services, and customer support (maintenance). Revenue is allocated to each element of the arrangement based on the fair value of undelivered elements based on prices charged when the elements are sold separately. Revenue is recognized upon delivery if there is evidence of an arrangement, collection of the fee is reasonably assured and the fee is fixed or determinable.

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

Income Taxes.    We use the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on differences between the financial statement and tax basis of assets and liabilities, and are measured at the enacted tax rates that will be in effect when those differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to 2003, we had determined it was more likely than not that our deferred tax assets were not realizable. Accordingly, we fully reserved our deferred tax assets to reflect our history of operating losses and the inherent uncertainties surrounding future profitability. In the fourth quarter of 2003, based on our history of achieving operating objectives, the achievement of operating profitability beginning in the third quarter of 2002, our projections of future taxable income and tax planning strategies, the long-term nature of our contracts and our established customer relationships, and the lack of significant limitations on the use of acquired net operating losses, we determined that it is more likely than not that we will be able to realize our deferred tax assets. At December 31, 2005, we have deferred tax assets of $36.4 million. Should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination is made. We maintain an income tax contingency reserve for differences between the as-filed and book basis of certain tax assets. The income tax contingency reserve was $5.2 million and $4.0 million at December 31, 2005 and 2004, respectively.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets.    We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets in accordance with SFAS No. 142 and SFAS No. 144, both adopted on January 1, 2002, which generally require us to assess these assets for recoverability at least annually or when events or circumstances indicate a potential impairment. We use the fair value method to assess the recoverability of our goodwill and have three reporting units, Internet banking, business banking, and lending. We use the undiscounted cash flows method to assess the recoverability of our identifiable intangible assets and other long-lived assets. Future impairment assessments could result in additional impairment charges that would further reduce the carrying values of these assets.

Accounting Change.     Our year-end closing and reporting process has been truncated in order to meet current, as well as future accelerated periodic filing requirements, resulting in significant constraints in our resources during the first fiscal quarter. Accordingly, in the fourth quarter of 2005, we changed the designated date of the annual goodwill impairment test from December 31 to October 1, in order to perform the test at a point in the reporting cycle other than during the year-end closing and reporting process such that additional resources are available.

No more than 12 months have elapsed between test dates and the change in the test date is not intended to avoid, accelerate or delay an impairment charge. Therefore, we believe that the accounting change described above is to an alternative principle that is preferable under the circumstances.

Contingencies and Litigation.    We evaluate contingent liabilities, including threatened or pending litigation and potential disputes related to tax positions, in accordance with SFAS No. 5, “Accounting for Contingencies,” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and, in some instances, based in part on the advice of outside legal counsel.

Liquidity and Capital Resources

At December 31, 2005, we had cash and cash equivalents of $50.7 million, short-term investments of $65.4 million and $8.8 million of long-term investments. Our investments are comprised of readily marketable commercial paper, certificates of deposit, corporate debt, U.S. government agency securities and auction rate debt and preferred securities, and our warrants in CashEdge described below. For financial statement presentation, we classify our investments as short-term and long-term based upon their maturity dates. Short-term investments primarily mature within one year of the date of the financial statements and long-term investments mature between one and two years from December 31, 2005. We classify auction rate securities with maturity dates of more than one year as short-term investments as the established interest rate reset periods are less than one year.

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

As of December 31, 2005, we had net operating loss carry-forwards for federal and state tax purposes of $77.3 million and $32.7 million, respectively. Under the provisions of the Internal Revenue Code of 1986, as amended, certain substantial changes in ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income. At December 31, 2005, we are limited as to the amount of the net operating loss carry-forward related to the Magnet acquisition we are able to utilize per year. We anticipate that we will be able to utilize the full amount of the Magnet net operating loss carry-forwards prior to the expiration of the utilization period. As of December 31, 2005 we also had research and other credit carry-forwards for federal and state tax purposes of $8.4 million and $2.7 million, respectively. The research and other credit carry-forwards will begin to expire in 2011 for federal income tax purposes; however, these credits do not expire for state income tax purposes. Although we expect our effective income tax rate to be 39.5% in 2006, we do not expect to make significant cash tax payments until 2007 as we utilize these carry-forwards to offset our current income tax liabilities.

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

In February 2006, we announced a $50.0 million stock repurchase program approved by our Board of Directors which expires in December 2006. As of March 8, 2006, we had repurchased 811,000 shares at an aggregate purchase price of $26.7 million.

In January 2005, we renewed and amended our agreement with a bank for a $20 million revolving credit commitment through October 2005. In October 2005, we renewed and amended our revolver to expire on October 31, 2007. We increased the facility from $20.0 million to $30.0 million, kept the interest rate terms and drawdown provisions and made certain other amendments. The interest rate on this facility is equal to either (1) the bank’s prime rate; or (2) LIBOR plus 1.75%. We may draw down against this facility by electing either the bank’s prime rate or LIBOR for specified 1-month, 2-month, 3-month, or 6-month LIBOR terms. The revolver is collateralized by all of our assets. There were no amounts outstanding under our bank facility as of December 31, 2005. The Revolver includes covenants that require us to (i) maintain a tangible net worth of not less than $110.0 million at all times, (ii) maintain positive quarterly income before taxes of not less than $4,000,000, and (iii) maintain a ratio of current assets to current liabilities of greater than 1.50 to 1.0. We were in compliance with the covenants at December 31, 2005 and 2004.

In June 2005, we entered into a strategic alliance agreement with CashEdge Inc., a leading provider of online financial applications, to become a distributor for CashEdge’s account opening and funding solution. As part of this agreement, we pre-purchased transactions from CashEdge for use over a five year term, as well as obtained warrants to purchase common shares in CashEdge for aggregate consideration of $6.25 million.

The estimated fair value of the warrants of $500,000 was recorded in long-term investments. The warrants contain a cash-less exercise feature and are therefore considered a derivative financial instrument for accounting purposes. We evaluate the fair value of the warrants at the end of each reporting period and record changes in the fair value to net income. The remaining $5.75 million has been recorded in other assets in the balance sheet in 2005 reflecting the value of the new account opening transactions prepurchased from CashEdge.

In September 2005, we issued restricted stock for 165,170 shares to our employees resulting in deferred stock-based compensation of $4.5 million. The restricted stock vests over four years. In 2004, we issued restricted stock for 34,000 shares to two of our officers. On the grant dates, the restricted stock for the two officers had a total fair value of $560,000. The restricted stock awards vest over two years for one officer and four years for the other officer. We are amortizing the fair value of the restricted stock awards over the vesting periods. For the years ended December 31, 2005 and 2004, we had $525,000 and $18,000, respectively, of compensation expense related to the amortization of deferred stock-based compensation for restricted stock. In addition, as of December 31, 2005 and 2004 there was $4.5 million and $542,000, respectively, remaining in deferred stock-based compensation.

Cash provided by operating activities for the year ended December 31, 2005 was $57.3 million, an increase of $8.9 million compared to $48.4 million for the year ended December 31, 2004. The increase in cash from operations was primarily the result of our operating income of $40.2 million during the year ended December 31, 2005 as compared to $28.2 million for the year ended December 31, 2004, offset by amounts paid to CashEdge as described above.

Cash provided by operating activities for the year ended December 31, 2003 was $34.4 million. The improvement in 2004 as compared to 2003 of $14.0 million was primarily the result of our operating income of $28.2 million during the year ended December 31, 2004 as compared to $17.6 million for the year ended December 31, 2003. Cash provided by operating activities in 2003 also included the payment of a litigation settlement, net of insurance recoveries, of $6.9 million.

Cash used in investing activities for the year ended December 31, 2005 was $39.5 million, compared to $27.8 million for the year ended December 31, 2004. The increase in cash used in investing activities in 2005 was primarily due to an increase in acquisition of property and equipment of $9.0 million and an increase in net purchases of investments of $3.7 million. Cash used in investing activities for the year ended December 31, 2003 was $48.1 million. The decrease in cash used in investing activities in 2004 compared to 2003 is due to an increase in net purchases from investments of $9.5 million offset by a decrease in acquisition payments of $30.6 million in 2004 as compared to 2003.

Cash used in financing activities was $31.8 million for the year ended December 31, 2005, compared to cash provided by financing activities of $8.4 million for the year ended December 31, 2004. The increase in cash used in financing activities in 2005 was due to a $42.4 million increase in cash used to acquire treasury stock compared to 2004. The increase in cash used in financing activities in 2005 was partially offset by an increase in cash proceeds from issuance of common stock of $2.2 million. The increase in cash provided by financing activities in 2004 compared to 2003 was primarily due to an increase in proceeds from the issuance of common stock of $2.4 million and also reflects the absence of debt repayments in 2004 compared to 2003 debt repayments of $8.6 million.

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

Off-balance Sheet Arrangements

During our normal course of business, we have made certain indemnities and guarantees under which we may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to our customers in connection with the licensing of its technology, indemnities for liabilities associated with the infringement of other parties’ technology based upon the our technology, and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees generally do not provide for any limitation on the maximum potential future payments that we could be obligated to make. We have not recorded any liability for these indemnities and guarantees in the accompanying balance sheets and, to date, no payments have ever been required under any of these indemnities and guarantees. We do, however, accrue for losses for any known contingent liability, including those that may arise from these indemnification provisions, when the required future payment is material.

Commitments

As of December 31, 2005, we had no material commitments other than our operating and capital leases and minimum vendor commitments. Our commitments under these obligations are as follows:

	Payment Schedule
	Total	2006	2007	2008	2009	2010	Thereafter
	(in thousands)
Operating leases	$14,192	$2,914	$2,639	$2,598	$2,753	$2,628	$660
Capital leases	2,415	500	500	500	500	415	—
Minimum vendor commitments	109,294	27,183	23,684	22,439	21,669	11,582	2,737

Total obligations	$125,901	$30,597	$26,823	$25,537	$24,922	$14,625	$3,397

New Accounting Standards

In December 2004, the FASB revised SFAS No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. We will adopt the provisions of SFAS 123R effective on January 1, 2006 using a modified prospective application. Under a modified prospective application, SFAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period. While we expect that SFAS 123R will increase our stock-based compensation expense, we have not completed our evaluation of SFAS 123R and have not fully quantified its effect.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective in fiscal years beginning after December 31, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial statements.

On November 3, 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP No. 115-1 is effective in fiscal years beginning after December 15, 2005. We do not expect the adoption of FSP No. 115-1 to have a material effect on our consolidated financial statements.

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

An increase or decrease in market interest rates by 10% as of December 31, 2005 would not cause a significant change in the fair value of our investments. Although the fair value of investments may change due to interest rate fluctuations, we have historically held our investments to maturity, which reduces the overall risk of changes in the fair value of our investments.

We are also exposed to the impact of interest rate changes as they affect our revolving credit commitment. The interest rate charged on our bank facility varies with the bank’s prime rate or LIBOR and, consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the facility. As of December 31, 2005, we had no amounts outstanding under our bank facility.

We are not exposed to foreign currency risk since we have no foreign operations and all revenues and expenses are in U.S. dollars.

There were no significant changes to our market risk in 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are submitted as a separate section of this Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements with accountants on accounting and financial disclosure have occurred during the two most recent fiscal years.

On March 26, 2004, our board and its audit committee engaged Deloitte & Touche LLP to serve as the company’s independent registered public accounting firm for the year ending December 31, 2004. PricewaterhouseCoopers LLP previously served as our independent registered public accounting firm until

March 22, 2004. Prior to the engagement, we did not consult with Deloitte & Touche LLP regarding any of the following:

1.	The application of accounting principles to a specified transaction, either completed or proposed;

2.	The type of audit opinion that might be rendered on our financial statements, and none of the following was provided to us by Deloitte & Touche LLP: (a) a written report, or (b) oral advice that Deloitte & Touche LLP concluded was an important factor considered by the company in reaching a decision as to an accounting, auditing or financial reporting issue;

3.	Any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K; or

4.	A reportable event, as that item is defined in Item 304(a)(1)(v) of Regulation S-K.

The report of our former independent registered public accounting firm, PricewaterhouseCoopers LLP, on our consolidated financial statements for 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audit for 2003 and through March 22, 2004, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused it to make reference thereto in its reports on the consolidated financial statements for such years. From January 1, 2003 through March 22, 2004, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

We provided PricewaterhouseCoopers LLP with a copy of the foregoing disclosures. A copy of PricewaterhouseCoopers LLP’s letter, dated March 26, 2004, stating its agreement with such statements, is incorporated by reference to Exhibit 16.1 attached to the Current Report on Form 8-K filed with the SEC on March 26, 2004.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them, in a timely manner, to material information to be included in our periodic SEC filings.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal

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

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2005. We review the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Deloitte & Touche LLP, audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP has issued an attestation report, which is included in section (d) of Item 9A. The Company’s financial statements as of and for the year ended December 31, 2005, have been audited by Deloitte & Touche LLP in accordance with the standards of the Public Company Accounting Oversight Board (United States).

(c) Changes in Our Controls

Changes in Our Controls:    In our Annual Report on Form 10-K, we disclosed that, as of December 31, 2004, we did not maintain effective internal control over the preparation of our income tax provision calculation. During the review of our financial statements, certain errors were identified which required correction in the calculation of our income tax provision and related deferred tax asset and tax contingency reserve accounts. The errors, which were not material in the aggregate, were corrected prior to our earnings press release dated February 17, 2005 and our filing of the Form 10-K. These errors were the result of a deficiency in the operation of controls requiring the reconciliation of the components of our income tax provision calculation to appropriate supporting documentation. This deficiency resulted in a more than remote likelihood that a material misstatement to our income tax provision and related deferred tax asset and tax contingency reserve accounts in the annual or interim financial statements may not be prevented or detected. Accordingly, management determined that this condition constituted a material weakness. Because of this material weakness, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In 2005, we hired a Director of Tax in order to enhance the focus and technical expertise devoted to our income tax provision calculation, including the related analysis of the deferred tax asset and tax contingency reserve accounts. In addition, we have implemented certain procedures and controls related to our income tax provision and related balance sheet accounts, including the reconciliation of the components of our income tax provision calculation to supporting documentation. Management believes that as a result of these actions, the previously reported condition is no longer a material weakness as of December 31, 2005.

Other than as described above, there has been no significant change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events, any design may not succeed in achieving its stated goals under all potential future conditions, regardless of how remote such conditions may be.

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Digital Insight Corporation

Calabasas, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Digital Insight Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 15, 2006

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the sections and subsections entitled (1) “Proposal One: Election of Directors,” (2) “Information Regarding Directors and Executive Officers” and (3) “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

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

The information required by this item is incorporated by reference to the sections entitled (1) “Executive Compensation,” (2) “Meetings and Compensation of Directors,” (3) “Committees of the Board of Directors,” and (4) “Compensation Committee Report” contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information related to security ownership of certain beneficial owners and management required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners” contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column of this table)
Equity compensation plans approved by security holders	4,111,249		$19.48	2,914,713	(1)(2)(3)
Equity compensation plans not approved by security holders	742,893	(4)	$20.62	557,319	(5)
Total	4,854,142		$19.66	3,472,032

(1)	Includes 573,665 shares of our common stock reserved under the Digital Insight 1997 Stock Plan and 1,498,735 shares reserved under the Digital Insight 1999 Stock Plan. Shares authorized for issuance in connection with the 1999 Stock Plan are subject to an annual increase of the lesser of (a) 750,000 shares, (b) five percent (5%) of the outstanding shares on such date, or (c) a lesser amount determined by our board of directors.

(2)	Includes 802,856 shares of our common stock reserved under the Digital Insight Corporation 1999 Employee Stock Purchase Plan, or ESPP. Shares authorized for issuance in connection with the ESPP are subject to an annual increase of the lesser of (a) 300,000 shares, (b) two percent (2%) of the outstanding shares, or (c) a lesser amount determined by our board of directors.

(3)	Includes 39,457 shares of our common stock reserved under the 2001 Non-Employee Director Stock Option Plan. Shares authorized for issuance in connection with the 2001 Non-Employee Director Stock Option Plan are subject to an annual increase of the lesser of (a) 50,000 shares, (b) one-tenth of one percent (1/10%) of the outstanding shares on such date or (c) a lesser amount determined by our board of directors.

(4)	Includes 675,000 shares of our common stock reserved for issuance upon exercise of an option granted to Jeffrey E. Stiefler upon his appointment as our new Chairman, President and CEO in August 2003.

(5)	Consists of 193,497 shares of our common stock reserved under the 1View Stock Option Plan we assumed upon the acquisition of 1View on June 21, 2000; 235,542 shares of our common stock reserved under the AnyTime Access Stock Option Plan we assumed upon the acquisition of ATA on July 31, 2000; and 128,280 shares of our common stock reserved under the Virtual Financial Stock Option Plan we assumed upon the acquisition of ViFi on January 28, 2002. These plans allow grants of incentive and non-qualified stock options to employees and non-employee board members and consultants. We do not intend to grant any additional options under these plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Audit Committee Report,” contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

The financial statements are submitted as a separate section of this Annual Report beginning on page F-1.

The financial statement schedule is submitted as part of the financial information included within the financial statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number		Description

3.1		Third Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect. (1)

3.2		Restated Bylaws of the Registrant and Amendments One through Eight thereto, as currently in effect. (11), (12), (14)

4.1		Specimen Common Stock Certificate. (14)

4.2		Comdisco, Inc. Warrants. (5)

4.3		Silicon Valley Bank Warrant. (5)

4.4		Heidrick & Struggles, Inc. Warrant. (12)

10.1	*	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers. (1)

10.2	*	1997 Stock Plan. (1)

10.3	*	1999 Stock Plan and related agreements. (1)

10.4	*	First, Second and Third Amendments to 1999 Stock Plan. (7)

10.5	*	1999 Stock Plan, as amended, of 1View Network Corporation. (3)

10.6	*	1997 Stock Plan, as amended, of AnyTime Access, Inc. (4)

10.7	*	2001 Non-Employee Directors Stock Option Plan, as amended, by the First and Second Amendments. (6), (7), (8)

10.8	*	Virtual Financial Services, Inc. 2000 Stock Option and Incentive Plan. (9)

10.10	*	1999 Employee Stock Purchase Plan and related agreements. (1)

10.11	*	2006 Management Incentive Plan. Filed herewith.

10.12	*	Executive Stock Ownership Program. Filed herewith.

10.13		Standard Office Lease for Calabasas facility dated August 4, 1997, by and between Arden Realty Limited Partnership and the Registrant. (1)

10.14		Third Amendment dated May 23, 2003 to the Calabasas Standard Office Lease between Arden Realty Finance III, LLC and the Registrant. (14)

Exhibit Number		Description

10.15		Standard Office Lease for the Westlake Village facility dated as of March 6, 2000, by and between Arden Realty Finance Partnership, L.P. and the Registrant. (2)

10.16		Second Amendment dated May 23, 2003 to the Westlake Village Standard Office Lease between Arden Realty Finance Partnership, L.P. and the Registrant. (14)

10.17		Office Building Lease dated May 6, 2005 and First Amendment thereto between WKK Atlanta Investments LP and Registrant. Filed herewith.

10.18		Credit Agreement dated October 25, 2002 between City National Bank and the Registrant. (11)

10.19		Fourth Amendment dated October 17, 2005 to Credit Agreement between City National Bank and the Registrant. (18)

10.20		Stockholder Agreement dated January 3, 2002. (10)

10.21		Registration Rights Agreement dated November 25, 2003 between the Registrant and the parties named therein. (14)

10.22		Employment Agreement between the Registrant and Jeffrey Stiefler. (12)

10.23	*	Amendment One to Employment Agreement dated December 2, 2004 between Jeffrey Stiefler and the Registrant. (16)

10.24	*	Electronic Commerce Service Agreement by and between the Registrant and CheckFree Services Corporation. (15)

10.25	**	Alliance Agreement between Metavante Corporation and the Registrant dated June 3, 2005. (17)

14.1		Code of Ethics. (13)

18		Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle dated March 15, 2006. Filed herewith.

21.1		Subsidiaries of the Registrant. (14)

23.1		Consent of Deloitte & Touche LLP. Filed herewith.

23.2		Consent of PricewaterhouseCoopers LLP. Filed herewith.

31.1		Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2		Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1		Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2		Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Management contract or compensatory plan or arrangement.

**	Confidential Treatment has been approved for a portion of these documents.

1	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-81547), which was declared effective on September 30, 1999.

2	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

3	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-41044), which was filed with the SEC on July 10, 2000.

4	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-43636), which was filed with the SEC on August 11, 2000.

5	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

6	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the SEC on March 23, 2001.

7	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

8	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

9	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-8 (File 333-82066), which was filed with the SEC on February 4, 2002.

10	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K dated February 5, 2002.

11	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

12	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

13	See Part III, Item 10.

14	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

15	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

16	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K dated December 3, 2004.

17	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

18	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2006

DIGITAL INSIGHT CORPORATION

By:	/S/ JEFFREY E. STIEFLER
Jeffrey E. Stiefler Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ JEFFREY E. STIEFLER Jeffrey E. Stiefler	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/S/ PAUL J. PUCINO Paul J. Pucino	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/S/ HENRY DENERO Henry DeNero	Director	March 15, 2006

/S/ JOHN DORMAN John Dorman	Director	March 15, 2006

/S/ MICHAEL HALLMAN Michael Hallman	Director	March 15, 2006

/S/ JAMES MCGUIRE James McGuire	Director	March 15, 2006

/S/ ROBERT NORTH Robert North	Director	March 15, 2006

/S/ GREG SANTORA Greg Santora	Director	March 15, 2006

DIGITAL INSIGHT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Digital Insight Corporation:

Calabasas, California

We have audited the accompanying consolidated balance sheets of Digital Insight Corporation (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2005 and 2004 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Digital Insight Corporation

In our opinion, the accompanying consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the results of operations and cash flows of Digital Insight Corporation and subsidiaries (the “Company”) for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on the index and appearing on page F-34 for the year ended December 31, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

February 19, 2004, except for Note 14 as to which the date is September 16, 2004.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$50,734	$64,682
Short-term investments	65,421	34,787
Accounts receivable, net of allowance for doubtful accounts of $1,025 and $1,274	32,583	27,483
Accumulated implementation costs	2,125	2,662
Deferred tax asset, net	18,987	18,665
Prepaid and other current assets	3,932	2,499

Total current assets	173,782	150,778
Property and equipment, net of accumulated depreciation and amortization of $69,705 and $58,244	29,609	22,818
Goodwill	136,382	136,382
Intangible assets, net of accumulated amortization of $38,782 and $30,997	9,388	17,173
Accumulated implementation costs	3,883	2,810
Long-term investments	8,802	17,785
Deferred tax asset, net	17,440	29,318
Other assets	6,116	192

Total assets	$385,402	$377,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,144	$7,493
Accrued compensation and related benefits	6,504	4,952
Customer deposits and deferred revenue	16,250	14,030
Accrued expenses and other liabilities	8,931	6,934
Current portion of capital lease obligations	262	—
Tax contingency reserve	5,158	3,994

Total current liabilities	45,249	37,403
Customer deposits and deferred revenue	7,843	6,772
Capital lease obligations	1,241	—

Total liabilities	54,333	44,175

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock; $.001 par value, 100,000,000 shares authorized; 37,221,490 shares issued and 34,488,234 shares outstanding at December 31, 2005 and 36,045,211 shares issued and 35,813,011 shares outstanding at December 31, 2004	37	36
Additional paid-in capital	472,729	451,080
Treasury stock, at cost; 2,544,509 and 232,200 shares at December 31, 2005 and 2004, respectively	(50,091)	(3,812)
Deferred stock-based compensation	(4,466)	(542)
Accumulated deficit	(87,140)	(113,681)

Total stockholders’ equity	331,069	333,081

Total liabilities and stockholders’ equity	$385,402	$377,256

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2005	2004	2003
Revenues	$213,971	$188,891	$154,362
Cost of revenues	89,828	84,276	72,569

Gross profit	124,143	104,615	81,793

Operating expenses:
Sales, general and administrative	51,720	44,709	42,684
Research and development	23,942	23,435	15,631
Amortization of intangible assets	7,784	8,284	5,868
Restructuring charge	430	—	—

Total operating expenses	83,876	76,428	64,183

Income from operations	40,267	28,187	17,610
Interest and other income, net	3,113	838	556

Income before income tax provision (benefit)	43,380	29,025	18,166
Income tax provision (benefit)	16,839	12,302	(28,428)

Net income	$26,541	$16,723	$46,594

Basic net income per share	$0.76	$0.47	$1.41

Diluted net income per share	$0.75	$0.47	$1.38

Shares used to compute basic net income per share	34,698	35,364	32,991
Shares used to compute diluted net income per share	35,617	35,860	33,700

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Treasury Stock, at cost	Deferred Stock-Based Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2002	32,435,156	$32	$386,629	—	$—	$—	$(176,998)	$209,663
Issuance of common stock in acquisition of Magnet	1,448,335	2	28,487	—	—	—	—	28,489
Proceeds from other issuances of common stock	160,699	—	1,619	—	—	—	—	1,619
Stock options exercised	869,131	1	8,161	—	—	—	—	8,162
Tax benefit on stock options exercised	—	—	11,537	—	—	—	—	11,537
Fair value of warrants issued	—	—	345	—	—	—	—	345
Modification of stock options	—	—	308			(308)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	62	—	62
Net income	—	—	—	—	—	—	46,594	46,594

Balance at December 31, 2003	34,913,321	35	437,086	—	—	(246)	(130,404)	306,471
Stock options exercised	847,393	1	9,728	—	—	—	—	9,729
Issuance of restricted stock	34,000	—	560	—	—	(560)	—	—
Reclassification of tax benefit on stock options exercised (Note 9)	—	—	(1,748)	—	—	—	—	(1,748)
Tax benefit on stock options exercised	—	—	2,500	—	—	—	—	2,500
Proceeds from other issuances of common stock	250,497	—	2,478	—	—	—	—	2,478
Purchase of treasury stock, at cost	—	—	—	(232,200)	(3,812)	—	—	(3,812)
Modification of stock options	—	—	476	—	—	(476)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	740	—	740
Net income	—	—	—	—	—	—	16,723	16,723

Balance at December 31, 2004	36,045,211	36	451,080	(232,200)	(3,812)	(542)	(113,681)	333,081
Stock options exercised	779,280	1	11,649	—	—	—	—	11,650
Issuance of restricted stock	165,171	—	4,458	—	—	(4,457)	—	1
Tax benefit on stock options exercised	—	—	2,762	—	—	—	—	2,762
Proceeds from other issuances of common stock	226,449	—	2,788	—	—	—	—	2,788
Purchase of treasury stock, at cost	—	—	—	(2,309,144)	(46,187)	—	—	(46,187)
Amortization of deferred stock-based compensation	—	—	—	—	—	525	—	525
Exercise of warrants	5,679	—	—	—	—	—	—	—
Restricted stock forfeitures and other	(300)	—	(8)	(3,165)	(92)	8	—	(92)
Net income	—	—	—	—	—	—	26,541	26,541

Balance at December 31, 2005	37,221,490	$37	$472,729	(2,544,509)	$(50,091)	$(4,466)	$(87,140)	$331,069

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$26,541	$16,723	$46,594
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision (benefit)	11,438	8,247	(34,682)
Income tax benefit on stock options exercised	2,762	2,500	4,405
Fair value of warrants granted to service providers	—	—	345
Depreciation and amortization of property and equipment	11,805	13,528	12,969
Amortization of deferred stock-based compensation	525	740	62
Amortization of intangible assets	7,784	8,284	5,868
Restructuring, asset impairment and other charges, net of cash paid	343	—	110
Loss on disposition of property and equipment	94	551	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,098)	(5,150)	2,187
Accumulated implementation costs	(536)	1,901	1,945
Prepaid and other current assets	(1,172)	145	3,682
Other assets	(5,924)	157	782
Accounts payable	764	746	404
Accrued compensation and related benefits	1,297	(476)	(1,341)
Customer deposits and deferred revenue	3,291	2,598	(1,447)
Other accruals and liabilities	3,433	(2,072)	(7,484)

Net cash provided by operating activities	57,347	48,422	34,399

Cash flows from investing activities:
Purchases of investments:
Held-to-maturity	(97,755)	(47,794)	(35,622)
Available for sale	(11,825)	(7,680)	(4,552)
Other investments	(500)	—	—
Proceeds from held-to-maturity investments	88,429	37,570	31,755
Purchase of property and equipment	(17,850)	(8,862)	(8,034)
Acquisition payments, net of cash received	—	(1,043)	(31,629)

Net cash used in investing activities	(39,501)	(27,809)	(48,082)

Cash flows from financing activities:
Net repayments of debt	—	—	(8,554)
Principal payments on capital leases	(44)	—	—
Acquisition of treasury stock	(46,187)	(3,812)	—
Proceeds from issuance of common stock	14,437	12,207	9,781

Net cash provided by (used in) financing activities	(31,794)	8,395	1,227

Net increase (decrease) in cash and cash equivalents	(13,948)	29,008	(12,456)
Cash and cash equivalents, beginning of period	64,682	35,674	48,130

Cash and cash equivalents, end of period	$50,734	$64,682	$35,674

Supplementary disclosures of cash flow information:
Cash paid during the year for interest	$18	$—	$58
Cash paid during the year for income taxes	$2,202	$235	$143
Non-cash items:
Accrued property and equipment	$615	$883	$374
Equipment leased under capital leases	$1,547	$—	$—
Effect of acquisitions:
Accounts receivable and other assets	—	—	(7,493)
Property and equipment	—	—	(2,365)
Goodwill and intangible assets	—	(294)	(46,096)
Deferred tax asset	—	294	(15,883)
Accounts payable, accrued compensation and benefits and other accruals	—	—	5,475
Customer deposits and deferred revenue	—	—	5,876
Notes payable and line of credit	—	—	369
Common stock issued in acquisitions	—	—	28,489

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY

Digital Insight Corporation (the “Company”), incorporated in March 1997 in Delaware, provides outsourced online banking applications and services to banks, credit unions, and savings and loan associations. Its outsourcing operations include three operating segments: Internet banking, business banking, and lending. The Internet banking segment includes online banking for consumers, including bill payment and presentment, and the business banking segment includes online banking for businesses. The lending operation offers online lending for consumer loans. As a result of its acquisition of Magnet Communications, Inc. (“Magnet”) in November 2003, the Company offers online business banking products to large financial institutions that are available either as a licensed software implementation or hosted in the Company’s data centers. Substantially all of the Company’s revenues are derived from these products and services. The Company’s consolidated financial statements include the accounts of its subsidiaries, and there were no inter-company transactions requiring elimination in consolidation.

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

Cash, cash equivalents and investments

The Company considers all highly liquid investments purchased with a maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents at December 31, 2005 consist of commercial paper, certificates of deposit, money-market funds and U.S. government agency securities.

The Company considers all investments with maturities of four to 12 months, or those investments in auction rate securities with interest reset periods of less than one year, to be short-term investments and investments maturing after 12 months to be long-term investments.

Investments in debt and equity securities

The Company accounts for its short-term and long-term investments in debt and equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” These investments are comprised of readily marketable commercial paper, certificates of deposit, debt instruments of the U.S. government and its agencies, corporate debt securities and auction rate debt and preferred securities. All investments, with the exception of the auction rate securities, are classified as held-to-maturity securities and carried at amortized cost using the specific identification method. The Company intends to and has the ability to

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hold these investments to maturity. Auction rate securities are classified as available-for-sale investments and are carried at their fair value. Unrealized gains and losses on available-for-sale securities would be reported in comprehensive income; however, at December 31, 2005 and 2004, the fair value of the available-for-sale securities approximated cost. Realized gains and losses, if any, are included in earnings. There were no realized gains or losses in the years ended December 31, 2005, 2004 and 2003.

The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary impairment losses in the years ended December 31, 2005, 2004 and 2003.

In June 2005, the Company entered into a strategic alliance with CashEdge Inc., a leading provider of online financial applications, and became a distributor for CashEdge’s account opening and funding solution. As part of this agreement, the Company pre-purchased transactions from CashEdge for use over a five-year term as well as obtained warrants to purchase common shares in CashEdge for aggregate consideration of $6.25 million. The estimated fair value of the warrants of $500,000 was recorded in long-term investments. The warrants contain a cash-less exercise feature and are therefore considered a derivative financial instrument for accounting purposes. The Company evaluates the fair value of the warrants at the end of each reporting period and records changes in the fair value to net income. The remaining $5.75 million was recorded in other assets in the accompanying consolidated 2005 balance sheet reflecting the value of the new account opening transactions prepurchased from CashEdge.

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

Capitalized software costs

The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized computer software costs consist of purchased software licenses, implementation costs, consulting costs and payroll-related costs for certain projects that qualify for capitalization. The Company expenses costs related to preliminary project assessment, research and development, re-engineering, training and application maintenance as incurred. Capitalized software costs included in fixed assets at December 31, 2005 and 2004 were $31.1 million and $25.1 million, respectively, and the related accumulated amortization was $22.6 and $18.0, respectively. The capitalized software costs are being amortized

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the straight-line method over a period of three years upon being placed in service. Amortization of $4.6 million, $4.7 million and $4.7 million was charged to expense for the years ended December 31, 2005, 2004 and 2003, respectively.

Goodwill and intangible assets

As of January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and prohibits the use of the pooling-of-interest method for combinations initiated after June 30, 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS No. 142, goodwill is tested at the reporting unit level at least annually or whenever events or circumstances indicate that goodwill might be impaired. Amortization of goodwill, including goodwill from past business combinations, ceased on January 1, 2002. In 2005, the Company changed its designated date for the annual evaluation of goodwill for all reporting units from December 31 to October 1. (Note 6).

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

Long-lived assets

The Company assesses potential impairments to its long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of a long-lived asset (excluding goodwill) may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss to reduce the carrying amount of the asset to its fair value.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the years ended December 31, 2005, 2004 and 2003, no customer accounted for 10% or more of total revenue.

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

The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At December 31, 2005 and 2004, the Company had cash and cash equivalent accounts in excess of the FDIC insured limits.

Revenue recognition

The following sections set forth the revenue recognition policy for the Company’s primary sources of revenue as well as the accounting policies followed for certain other revenue arrangements.

Application service provider revenues.    The Company earns revenues from application service provider (“ASP”) arrangements for which the Company hosts its customers’ Internet banking, business banking and lending applications. Revenues are earned for upfront fees for implementation services and amounts billed for recurring monthly services. The Company recognizes revenue from ASP arrangements in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Under SAB 104, the Company recognizes revenues when fees are fixed and determinable, no obligations remain related to the earned fees and collection of the related receivable is reasonably assured. Under EITF 00-21, the Company allocates revenues in arrangements with multiple deliverables to each qualifying separate unit of accounting based on either their relative fair values or the fair value of the undelivered elements. Fair value is determined by the prices charged when the element is sold separately or other specific objective evidence.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Third party service provider arrangements.    The Company has agreements with third party vendors to resell the services of those third party vendors to the Company’s financial institution customers. These services include bill payment, online statement, online account opening and funding, and check imaging services. The Company is obligated to provide these services to its customers and there is no contractual arrangement between the third party vendors and the Company’s customers. In addition, the Company prices these services independent of the amounts billed by the third party vendors to the Company and the Company bears all collection risk for the amounts billed to its customers. In accordance with EITF No. 99-19, amounts earned from the Company’s customers from the resale of these services are recorded as revenue on a gross basis and the costs incurred from the third party service providers are recorded as cost of revenues in the accompanying consolidated statements of operations.

Software license revenues.    Revenue from the sale of software licenses is recognized in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software, the Company applies the provisions of Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is derived from the sale of software licenses, professional services, and customer support (maintenance). Revenue is allocated to each element of the arrangement based on the fair value of undelivered elements based on prices charged when the elements are sold separately. Revenue is recognized upon delivery if the following criteria have been met: there is evidence of an arrangement, collection of the fee is reasonably assured and the fee is fixed or determinable.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period. The Company determines the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in the agreement or, in the absence of such renewal provisions, through reference to vendor specific objective evidence of maintenance renewal rates.

Other revenues.    Other revenues are derived from web site design; optional training services; and other optional products or services purchased separately by customers, which represent the culmination of a separate earnings process. The Company also earns revenue for early termination fees when customers terminate their services prior to the expiration date of their service contract. These other revenues are recognized when the fees are fixed and determinable, no obligations remain related to the earned fees and collection of the related receivable is reasonably assured.

Advertising expense

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003 amounted to $22,000, $6,000, and $170,000, respectively.

Research and development

Research and development expenses consist of salaries, related personnel expenses and consultant fees related to the design, testing, and enhancement of the Company’s products and services. The Company’s research and development expenses were $23.9 million, $23.4 million, and $15.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. These expenses relate to the development of products and services and are charged to expense as incurred.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation,” and SFAS No. 148 “Accounting for Stock Based Compensation, Transition and Disclosure,” to stock-based employee compensation (amounts in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Stock-based compensation:
As reported	$525	$740	$62
Additional stock-based compensation expense determined under the fair value method, net of tax	4,480	6,865	5,387

Pro forma	$5,005	$7,605	$5,449

Net income (loss):
As reported	$26,541	$16,723	$46,594
Additional stock-based compensation expense determined under the fair value method, net of tax	(4,480)	(6,865)	(5,387)

Pro forma	$22,061	$9,858	$41,207

Net income (loss) per share—basic:
As reported	$0.76	$0.47	$1.41
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.13)	(0.19)	(0.16)

Pro forma	$0.63	$0.28	$1.25

Net income (loss) per share—diluted:
As reported	$0.75	$0.47	$1.38
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.13)	(0.20)	(0.16)

Pro forma	$0.62	$0.27	$1.22

Net income (loss) per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share,” and Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects the effects of potentially dilutive securities, which consist of stock options, restricted stock and warrants. The calculation of diluted net income (loss) per share excludes potential common shares if the effect is anti-dilutive.

Comprehensive income

The Company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in stockholders’ equity during a period from non-owner sources. Any unrealized gains and losses on the Company’s available-for-sale securities are included in the calculation of other comprehensive income. To date, the Company has not had any transactions that are required to be reported in comprehensive income other than net income (loss).

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New accounting standards

In December 2004, the FASB revised SFAS No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. The Company will adopt the provisions of SFAS 123R effective January 1, 2006 using the modified prospective application. Under modified prospective application, SFAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to unvested awards that are outstanding on the effective date. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period. While the Company expects that SFAS 123R will increase its stock-based compensation expense, the Company has not completed its evaluation of SFAS 123R and has not fully quantified its effect.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective in fiscal years beginning after December 31, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

On November 3, 2005, the FASB issued FSP No. FAS 115-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP No. 115-1 is effective in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FSP No. 115-1 to have a material effect on its consolidated financial statements.

Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2005 presentation. Accounts payable and Accrued expenses and other liabilities related to the acquisition of property and equipment have been excluded from the statement of cash flows balances at December 31, 2005, 2004 and 2003. In addition, the related amount in property and equipment purchased during those years has been excluded as well, with the activity being disclosed in the supplemental disclosure of non-cash activity. In the period the liability was paid the amount has been reflected as a cash outflow under purchase of property and equipment. The effect of this

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reclassification was a reduction of $509,000 to previously reported cash used to purchase property and equipment during 2004 and an additional $354,000 to previously reported cash used to purchase property and equipment during 2003.

3.    ACQUISITIONS

Magnet Communications, Inc.

On November 25, 2003, the Company completed its acquisition of all of the outstanding shares of capital stock of Magnet in a forward triangular merger pursuant to the Agreement and Plan of Merger dated October 23, 2003 among the Company, Mureau Acquisitions LLC, a wholly owned subsidiary of the Company, and Magnet. Magnet was a privately held company based in Atlanta, Georgia that provided online business banking and business banking solutions to large and mid-size financial institutions. The acquisition of Magnet allows the Company to offer online business banking products to large financial institutions that are available as either a licensed software implementation or hosted in the Company’s data centers. The Company paid $33.5 million and issued 1,448,335 million shares of its common stock with a fair value of approximately $28.5 million determined at the public announcement date to acquire all of the outstanding shares of Magnet. Additionally, the Company paid approximately $1.9 million in transaction costs.

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

	$12,100

In accordance with the purchase method of accounting, the results of Magnet have been included in the consolidated financial statements since the acquisition date, November 25, 2003. The following selected unaudited pro forma information is provided to present a summary of the operating results of Magnet as if the acquisition had occurred at the beginning of the period (in thousands, except per share data):

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2003
Revenue	$170,069
Income from operations	$10,396
Net income	$40,017
Basic net income per share	$1.16
Diluted net income per share	$1.14
Weighted average shares used in computing basic net income per share	34,439
Weighted average shares used in computing diluted net income per share	35,148

Condensed balance sheet information of Magnet as of the acquisition date was as follows:

Magnet As of Acquisition Date, November 25, 2003
Condensed Balance Sheets:
Tangible assets	$12,085
Goodwill and other assets	61,979

Total assets acquired	74,064

Total liabilities	(10,172)

Fair value of net assets acquired	$63,892

4.    CASH, CASH EQUIVALENTS AND INVESTMENTS

As of December 31, 2005 and 2004, cash and cash equivalents, short-term investments and long-term investments consist of the following:

	December 31,
	2005	2004
Cash and cash equivalents:
Cash and money market funds	$38,858	$63,220
Investments, original maturities less than 90 days	11,876	1,462

	$50,734	$64,682

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Short-Term		Long-Term
	December 31,		December 31,
	2005	2004	2005	2004
Held-to-maturity investments:
Commercial paper	$11,990	$999	$—	$—
Certificate of deposit	677	—	—	—
U.S. government agency securities	25,663	19,918	4,891	16,714
Corporate debt securities	15,244	1,638	3,411	1,071

	53,574	22,555	8,302	17,785
Available-for-sale investments:
Auction rate debt securities	3,505	4,551	—	—
Auction rate preferred securities	8,342	7,681	—	—

	11,847	12,232	—	—

Other:
Warrants in privately-held company	—	—	500	—

Total investments	$65,421	$34,787	$8,802	$17,785

Investments held as available-for-sale include auction rate debt and preferred securities of corporate issuers. As of December 31, 2005, the auction rate debt securities have stated maturities through 2037. The auction rate preferred securities have no stated maturity dates. Each of these securities have interest rates that reset periodically at established intervals, either every 7, 28, 35 or 364 days. At each auction reset, the Company has the option to hold its position, bid for a new interest rate or sell. The Company has classified all auction rate securities with an established interest reset period of less than one year as short-term investments. At December 31, 2005 and 2004, the fair values of the available-for-sale securities approximate cost.

Warrants with an estimated fair value of $500,000 were recorded in long-term investments in conjunction with our strategic alliance agreement with CashEdge. The warrants contain a cash-less exercise feature and are therefore considered a derivative financial instrument for accounting purposes. The Company evaluates the fair value of the warrants at the end of each reporting period and records changes in the fair value to net income.

At December 31, 2005 and 2004, long-term held-to-maturity securities mature between one and two years from the date of the financial statements. The amortized cost and fair value of held-to-maturity securities consist of the following:

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
December 31, 2005:
Commercial paper	$11,990	$(3)	$—	$11,987
Certificates of deposit	677	—	—	677
U.S. government agency securities	30,554	(192)	—	30,362
Corporate debt securities	18,655	(39)	1	18,617

	$61,876	$(234)	$1	$61,643

December 31, 2004:
Commercial paper	$999	$(1)	$—	$998
U.S. government agency securities	36,632	(119)	—	36,513
Corporate debt securities	2,709	(2)	—	2,707

	$40,340	$(122)	$—	$40,218

There were no realized gains or losses on investments for the years ended December 31, 2005, 2004 and 2003. There were no restrictions on cash and cash equivalents or investments as of December 31, 2005 and 2004.

5.    PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	December 31,
	2005	2004
Leasehold improvements	$7,761	$6,925
Equipment	49,179	40,609
Software	31,085	25,061
Furniture and fixtures	4,983	4,983
Construction in process	6,306	3,484

	99,314	81,062
Less: accumulated depreciation and amortization	(69,705)	(58,244)

	$29,609	$22,818

Assets acquired under capitalized lease obligations are included in property and equipment and totaled $1.5 million with related and accumulated amortization of $52,000 at December 31, 2005. The Company had no assets under capital lease obligations in 2004.

6.    GOODWILL AND INTANGIBLE ASSETS

Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned. Impairment tests are performed at least annually and more often as circumstances require. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segment’s operating margin. The annual impairment test was performed as of October 1, 2005, with no indication of impairment. In performing the goodwill impairment tests, the

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company uses a discounted cash flow approach corroborated by comparative market multiples, where appropriate to determine the fair value of reporting units.

Accounting Change—The Company’s year-end closing and reporting process has been truncated in order to meet current, as well as future accelerated periodic filing requirements, resulting in significant constraints in the Company’s resources during the first fiscal quarter. Accordingly, in the fourth quarter of 2005, the Company changed the designated date of the annual goodwill impairment test from December 31 to October 1, in order to perform the test at a point in the reporting cycle other than during year-end closing and reporting process such that additional resources are available.

No more than 12 months have elapsed between test dates and the change in the test date is not intended to avoid, accelerate or delay an impairment charge. Therefore, the Company believes that the accounting change described above is to an alternative principle that is preferable under the circumstances.

None of the Company’s goodwill balances are deductible for income tax purposes. The change in the balance of goodwill during the year ended December 31, 2005 and 2004 is set forth below (in thousands):

	Internet Banking	Business Banking	Lending	Total
Balance, December 31, 2003	$70,110	$33,996	$31,982	$136,088
Add: Final purchase price allocation	—	294	—	294

Balance, December 31, 2004	70,110	34,290	31,982	136,382
No activity	—	—	—	—

Balance, December 31, 2005	$70,110	$34,290	$31,982	$136,382

As of December 31, 2005 and 2004, all other intangible assets were subject to amortization. A summary of the other intangible assets as of December 31, 2005 and 2004 is set forth below (in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Life
December 31, 2005:
Customer relationships	$33,330	$(26,310)	$7,020	6 years
Acquired technology	12,840	(11,439)	1,401	4.1 years
Acquired backlog	1,800	(833)	967	4.5 years
Trade name	200	(200)	—	1 year

Total intangible assets	$48,170	$(38,782)	$9,388

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Life
December 31, 2004:
Customer relationships	$33,330	$(20,912)	$12,418	6 years
Acquired technology	12,840	(9,452)	3,388	4.1 years
Acquired backlog	1,800	(433)	1,367	4.5 years
Trade name	200	(200)	—	1 year

Total intangible assets	$48,170	$(30,997)	$17,173

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for all intangible assets was $7.8 million, $8.3 million and $5.9 million for the years ended December 31, 2005, 2004, and 2003, respectively. Estimated intangible asset amortization expense remaining for the next five years ending December 31 is as follows (in thousands):

2006	3,722
2007	2,321
2008	954
2009	788
2010	788

7.    REVOLVING LINE OF CREDIT

In January 2005, the Company amended its agreement for a $20 million revolving credit commitment (the “Revolver”) with a bank that expired on October 31, 2005. In October 2005, the Company renewed and amended its agreement with a bank for the Revolver that expires on October 31, 2007. The Company increased the facility from $20 million to $30 million and made certain other amendments. Based on the amended terms of the Revolver, the interest rate is equal to either (i) the bank’s prime rate; or (ii) LIBOR plus 1.75%. The Company may draw down against the Revolver by either electing the bank’s prime rate or LIBOR for 1-month, 2-month, 3-month, or 6-month LIBOR terms. The Revolver is collateralized by all assets of the Company. There were no balances outstanding on the Revolver at December 31, 2005 or 2004.

The Revolver includes covenants that require the Company to (i) maintain a tangible net worth of not less than $110.0 million at all times, (ii) maintain positive quarterly income before taxes of not less than $4,000,000, and (iii) maintain a ratio of current assets to current liabilities of greater than 1.50 to 1.0. The Company was in compliance with the covenants at December 31, 2005 and 2004.

8.    COMMITMENTS AND CONTINGENCIES

The Company accounts for contingent liabilities, including pending and threatened litigation and tax contingencies (Note 9), in accordance with SFAS No. 5, “Accounting for Contingencies,” and records a liability when the outcome is deemed probable and the amount is reasonably estimable.

During its normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to the Company’s customers in connection with the licensing of its technology, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s technology, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees generally do not provide for any limitation on the maximum potential future payments that the Company could be obligated to make. The Company has not recorded any liability for these indemnities and guarantees in the accompanying balance sheets and, to date, no payments have ever been required under any of these indemnities and guarantees. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from these indemnification provisions.

Leases and other commitments

The Company leases its facilities and certain equipment under non-cancelable capital and operating leases with various expiration dates through 2011. Certain of the facility leases have renewal options. Additionally, the

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms of the facility leases provide generally for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under the facility leases was $3.0 million, $3.4 million, and $2.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum lease payments under all non-cancelable capital and operating leases for the next five years ending December 31 and thereafter are as follows (in thousands):

	Capital leases	Operating leases
2006	$500	$2,914
2007	500	2,639
2008	500	2,598
2009	500	2,753
2010	415	2,628
Thereafter	—	660

Total minimum lease payments	$2,415	$14,192

Less: Amounts representing estimated taxes, insurance and maintenance	(649)

Net minimum lease payments	1,766
Less: Amounts representing interest	(263)

Present value of minimum lease payments	1,503
Less: Current portion	(262)

Long-Term Obligations	$1,241

At December 31, 2005 the Company had long-term contracts with minimum commitments with vendors that provide various services. These contracts include minimum annual commitments as follows (in thousands):

2006	$27,183
2007	23,684
2008	22,439
2009	21,669
2010	11,582
Thereafter	2,737

Total vendor commitments	$109,294

Payments made under these contracts amounted to $31.0 million, $819,000 and $539,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Digital Insight Corporation Initial Public Offering Securities Litigation

On December 6, 2001, the Company and two of its former officers and one current director were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231 and is consolidated with numerous other lawsuits similar to this lawsuit. The claims were also asserted against the managing underwriters of the Company’s public offerings and are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the public offerings of more than 300 other companies. The plaintiffs are seeking unspecified damages. Along with these companies and the individual defendants, but not the underwriter defendants, the Company has entered into a settlement agreement with the plaintiffs to settle the claims. As part of the settlement, once the settlement documents become effective, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. On August 2005, the court issued an order preliminarily approving the proposed settlement and scheduling a settlement fairness hearing in April 2006. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s business, financial condition or results of operations and no amounts have been accrued for this lawsuit.

Magnet Claims

Currently, approximately $3.4 million of cash and 144,834 shares of the Company’s common stock issuable in connection with its acquisition of Magnet are held in escrow. The Company has notified the prior stockholders of Magnet that it has various claims against them in connection with the acquisition, and the Company is seeking recovery of damages, including the amounts in escrow. In response, the prior stockholders initiated arbitration proceedings in Los Angeles, California seeking release of the escrowed amounts. No amounts have been recorded in the Company’s financial statements at December 31, 2005 as the Company cannot determine the final outcome.

Other

In addition, the Company may be involved from time to time in litigation arising in the normal course of its business. Although it is currently not a party to such litigation that it believes would have a material adverse effect, individually or in the aggregate, on the Company’s business, financial condition, or results of operations, it is possible that in the future the Company could become a party to such proceedings.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    INCOME TAXES

The provision for income taxes is comprised of the following for the years ended December 31 (in thousands):

	2005	2004	2003
Current
Federal	$4,171	$3,207	$4,667
State	1,438	848	1,587

Total current provision	5,609	4,055	6,254

Deferred
Federal	9,683	7,027	(29,044)
State	1,547	1,220	(5,638)

Total deferred provision	11,230	8,247	(34,682)

Income tax provision	$16,839	$12,302	$(28,428)

The reconciliation of the provision for income taxes to the expected income tax provision based on statutory rates for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Provision—Federal statutory rate of 35%	$15,183	$10,159	$6,358
Increase (decrease) in income taxes resulting from:
State taxes	1,898	1,577	(3,764)
Other	293	238	(270)
Research credits	(1,482)	(1,309)	(3,403)
Federal rate change	—	—	(970)
Valuation allowance	—	—	(27,434)
Reassessment of contingency reserve and deferred tax asset	947	1,637	1,055

Income tax provision	$16,839	$12,302	$(28,428)

The income tax provision excludes income tax deductions related to the issuance of common stock from stock options and employee stock purchase plan transactions for which no compensation expense was recorded for accounting purposes. For the years ended December 31, 2005, 2004 and 2003, the income tax benefit from these deductions resulted in an increase in additional paid-in capital of $2.8 million, $2.5 million and $11.5 million, respectively. The income tax provision includes recognition of a contingent income tax liability of $1.2 million, $2.2 million and $1.8 million, for the years ended December 31, 2005, 2004 and 2003, respectively, for differences between the as-filed basis and book basis of certain tax assets and liabilities. As of December 31, 2005 and 2004, the cumulative tax contingency reserve of $5.2 million and $4.0 million, respectively, is included in current liabilities on the accompanying consolidated balance sheets.

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

The components of the Company’s deferred tax assets consist of temporary differences comprised of the following (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$29,754	$43,887
Research and other credit carryforwards	11,098	9,587
Stock compensation	124	504
Accruals, reserves and other	1,458	4,071

Deferred tax assets	$42,434	$58,049

Deferred tax liabilities:
Amortization of acquired intangible assets	(4,037)	(7,384)
Property and equipment	(1,970)	(2,682)

Deferred tax liabilities	$(6,007)	$(10,066)

As of December 31, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of $77.3 million and $32.7 million, respectively. The net operating loss carryforwards expire if unused in years 2006 through 2023. Under the provisions of the Internal Revenue Code of 1986, as amended, certain substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. As of December 31, 2005, the Company had research and other credit carryforwards for federal and state income tax purposes of $8.4 million and $2.7 million, respectively, that will begin to expire in 2011 for federal income tax purposes. These credits do not expire for state income tax purposes, however.

10.    COMMON STOCK WARRANTS

During the year ended December 31, 2003, the Company granted warrants to purchase 56,250 shares of common stock to a third party service provider in connection with an executive search at an exercise price of $19.27 per share, the fair market value on the date of grant. The Company recorded an expense of $345,000

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the fair value of the warrants on date of grant using the Black-Scholes pricing model. The warrants were exercised in May 2005.

Warrants assumed in connection with the acquisition of ATA in 2000, to purchase 5,283 shares of common stock at an exercise price of $25.95 per share, remain outstanding at December 31, 2005. These warrants expire in 2009.

11.    STOCK-BASED COMPENSATION PLANS

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

Restricted stock grants

During the year ended December 31, 2005, the Company issued a total of 165,171 shares of restricted stock to certain of its employees. On the grant dates, the restricted stock had a total fair value of $4.5 million. The restricted stock awards vest over four years. The Company is amortizing the fair value of the restricted stock awards over the vesting period. For the year ended December 31, 2005, $371,000 was recorded as stock-based compensation expense related to these restricted stock grants.

During the year ended December 31, 2004, the Company issued a total of 34,000 shares of restricted stock to two of its officers. On the grant dates, the restricted stock had a total fair value of $560,000. The restricted stock awards vest over two years for one officer and four years for the other officer. The Company is amortizing the fair value of the restricted stock awards over the vesting periods. For the year ended December 31, 2005 and 2004, $154,000 and $18,000, respectively, were recorded as stock-based compensation expense related to these restricted stock grants.

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

1997 Stock Plan

In August 1997, the Company adopted the 1997 Stock Plan (the “1997 Plan”). The 1997 Plan provides for the granting of stock options and common stock to employees and consultants of the Company. Options granted

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the 1997 Plan may be either ISOs or NSOs. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. As of December 31, 2005, the Company has reserved 3,000,000 shares of common stock for issuance under the 1997 Plan. At December 31, 2005, there were 573,665 shares of common stock available for future grant under the 1997 Plan.

1999 Stock Plan

In June 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). At December 31, 2005, the Company has reserved 7,500,000 shares of common stock for issuance under the 1999 Plan. The 1999 Plan allows grants of ISOs, NSOs and restricted stock to employees, non-employee board members and consultants. At December 31, 2005, there were 1,498,735 shares of common stock available for future grant under the 1999 Plan. The 1999 Plan is subject to annual increases on March 1 of each year, equal to the lesser of 750,000 shares, 5% of the Company’s shares outstanding on that date, or a lesser amount determined by the board of directors.

2001 Non-Employee Director Stock Option Plan

On May 3, 2001, the Company adopted the 2001 Non-Employee Director Stock Option Plan, which provides for the granting of stock options to outside directors who are not employees of the Company. The options granted under this plan are NSOs. At December 31, 2005, the Company has reserved 383,900 shares of common stock for issuance under this plan. The plan is subject to annual increases on March 1 of each year, equal to the lesser of 50,000 shares, 1/10 of one percent of the outstanding common shares on such date, or a lesser amount determined by the board of directors. As of December 31, 2005, there were 39,457 shares of common stock available for future grant under this Plan.

Option plans of acquired companies

In connection with the acquisitions of 1View, ATA and ViFi, the Company assumed their stock option plans, including incentive and non-statutory stock options to purchase an aggregate of 472,884 shares of common stock with exercise prices ranging from $0.19 to $36.25 per share. Options granted under these plans are exercisable over a maximum term of ten years from the date of grant and generally vest over periods of up to four years. At December 31, 2005 there were 557,319 shares of common stock available for future grant. The Company does not intend to grant any additional options under these plans.

Summary of Stock Options

Stock option activity for the years ended December 31, 2005, 2004, and 2003 is as follows:

	2003		2004		2005
	Options Outstanding	Exercise Price Per Share	Options Outstanding	Exercise Price Per Share	Options Outstanding	Exercise Price Per Share
Beginning of year	5,143,038	$0.19-$83.88	5,285,499	$0.19-$83.88	4,895,534	$0.19-$83.88
Granted	1,553,075	$8.42-$24.88	1,039,250	$13.63-$26.12	1,168,230	$16.00-$33.12
Cancelled	(541,483)	$4.71-$78.50	(581,822)	$4.71-$73.31	(624,372)	$4.71-$83.88
Exercised	(869,131)	$0.19-$20.46	(847,393)	$0.19-$19.73	(779,280)	$0.19-$29.75

End of year	5,285,499	$0.19-$83.88	4,895,534	$0.19-$83.88	4,660,112	$0.19-$83.88

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All options granted during the years ended December 31, 2005, 2004, and 2003 were granted with exercise prices that were equal to the estimated fair value of the shares on the grant date. Options outstanding and exercisable by price range as of December 31, 2005 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price

$ 0.00–$ 8.50	39,695	4.5	$5.63	36,994	$5.43

$ 8.51–$17.00	2,359,028	7.9	$14.74	1,004,400	$13.98

$17.01–$25.50	1,523,328	7.4	$20.69	980,081	$20.82

$25.51–$34.00	257,001	8.6	$28.33	57,747	$29.97

$34.01–$42.50	369,703	4.4	$38.03	369,703	$38.03

$42.51–$51.00	13,500	4.1	$45.04	13,500	$45.04

$51.01–$59.50	—	—	—	—	—

$59.51–$68.00	33,000	4.2	$61.50	33,000	$61.50

$68.01–$76.50	61,857	4.1	$73.28	61,857	$73.28

$76.51–$84.00	3,000	4.1	$80.00	3,000	$80.00

	4,660,112	7.4	$20.44	2,560,282	$22.59

Options exercisable at December 31, 2004 and 2003 were 2,813,498 and 2,630,142, respectively, at weighted average exercise prices of $22.98 and $22.36 per share, respectively.

1999 Employee Stock Purchase Plan

On June 21, 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 1,500,000 shares of common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock on every May 1 and November 1 of each year. The price of the common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the offering date of each two-year offering period or the specified purchase date. During the years ended December 31, 2005, 2004 and 2003, 206,567, 250,497 and 180,023 shares were purchased for $2.8 million, $2.5 million, and $1.6 million, respectively. At December 31, 2005, there were 802,856 shares of common stock available for future purchase.

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

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing model as specified in SFAS No. 123 using the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected life (years)	3.5	3.5	5
Risk free interest rate	3.56%	2.85%	3.25%
Expected volatility	63%	63%	80%
Dividend yield	—	—	—

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

The weighted average estimated fair value of stock options granted during the years ended December 31, 2005, 2004 and 2003 were $9.17, $6.65 and $18.55 per share, respectively.

12.    EMPLOYEE BENEFITS

Effective September 1, 1998, the Company adopted a Defined Contribution Profit Sharing Plan (the “Plan”). The Plan includes a 401(k) salary deferral plan. Employees are eligible to participate in the Plan through salary deferrals upon meeting minimum eligibility requirements. The Plan allows the Company to make matching contributions to an employee’s deferrals and provides for additional discretionary contributions by the Company. During 2005 and 2004, the Company matched 50% of employee contributions up to 2% of their salary resulting in an expense of $366,000, $328,000 and $243,000 for the years ended December 31, 2005, 2004 and 2003, respectively. In 2006, the Company will continue to make matching contributions equal to 50% of employee contributions up to 2% of their salary.

13.    RESTRUCTURING

In December 2005, the Company initiated restructuring activities involving the outsourcing of the call center associated with the lending division and realigning certain resources to enhance profitability in the lending division. As a result of these restructuring activities, the Company will reduce space utilized at one of its facilities, dispose of certain related assets and eliminate approximately 90 employee positions. The Company expects that the call center migration and the work force reduction will continue in phases until fully transitioned by March 31, 2006. In 2005, the Company recorded charges of $245,000 for severance related payments and $185,000 related to asset disposals and other related costs.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The costs related to the restructuring were as follows:

	Total Costs Expected to be Incurred	Costs Incurred for the Three Months Ended December 31, 2005	Cumulative Costs Incurred through December 31, 2005
One-time termination benefits	$948	$245	$245
Contract termination costs	118	—	—
Other associated costs	1,222	185	185

Total	$2,288	$430	$430

The restructuring activity has resulted in the following accrual as of December 31, 2005:

	Total Restructuring Charges Accrued, Net	Payments as of December 31, 2005	Balance at December 31, 2005
One-time termination benefits	$245	$(82)	$163
Other associated costs	6	(6)	—

Total	$251	$(88)	$163

As of December 31, 2005, total restructuring liabilities amounted to $163,000 and are included in accrued compensation and related benefits in the 2005 accompanying consolidated balance sheet. We are likely to incur future restructuring charges throughout the first half of 2006.

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

A summary of the restructuring accrual is as follows (in thousands):

	Employee Related	Exit Costs	Deferred Stock-based Compensation	Total
Restructuring accrual, December 31, 2002	$213	$186	$—	$399
Cash payments	(88)	(218)	—	(306)
Transfer to exit costs	(125)	125	—	—

Restructuring accrual, December 31, 2003	—	93	—	93
Cash payments	—	(27)	—	(27)

Restructuring accrual, December 31, 2004	$—	$66	$—	$66

Cash payments	—	(66)	—	(66)

Restructuring accrual, December 31, 2005	$—	$—	$—	$—

14.    REPORTABLE SEGMENTS

The Company manages its business through three reportable segments: Internet banking, business banking and lending. General and administrative expenses, interest and other income, and the income tax provision

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(benefit) are managed on a company wide basis and are excluded from the results of the business segments. General and administrative expenses are included in unallocated.

The results of operations from these reportable segments were as follows for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Internet Banking	Business Banking (1)	Lending	Unallocated (2)	Total
Year ended December 31, 2005:
Revenue	$173,253	$28,640	$12,078	$—	$213,971
Cost of revenue	69,931	11,158	8,739	—	89,828
Gross profit	103,322	17,482	3,339	—	124,143
Operating expenses	35,092	13,145	5,044	30,595	83,876
Income (loss) from operations	68,230	4,337	(1,705)	(30,595)	40,267
Year ended December 31, 2004:
Revenue	$151,873	$22,942	$14,076	$—	$188,891
Cost of revenue	63,204	11,234	9,838	—	84,276
Gross profit	88,669	11,708	4,238	—	104,615
Operating expenses(3)	34,153	10,362	4,201	27,712	76,428
Income (loss) from operations	54,516	1,346	37	(27,712)	28,187
Year ended December 31, 2003:
Revenue	$129,282	$8,360	$16,720	$—	$154,362
Cost of revenue	58,537	4,241	9,791	—	72,569
Gross profit	70,745	4,119	6,929	—	81,793
Operating expenses(3)	32,024	2,623	3,675	25,861	64,183
Income (loss) from operations	38,721	1,496	3,254	(25,861)	17,610

(1)	Amounts for the year ended December 31, 2003 include the operating results of Magnet from the acquisition date of November 25, 2003 as follows: Revenue, $1,256; Cost of revenue, $571; Gross profit, $685; Operating expenses, $806; and Loss from operations, $121.

(2)	Unallocated amounts include intangible asset amortization, asset impairment and other charges and general and administrative expenses that are not included in the measure of segment profit or loss used internally to evaluate the segment operating results.

(3)	Unallocated operating expenses include $7,784, $8,284 and $5,868, respectively, of intangible asset amortization and $22,811, $19,428 and $19,993, respectively, of general and administrative expenses for the years ended December 31, 2005, 2004 and 2003.

The Company assesses the performance of its assets in the aggregate and accordingly assets are not presented on a segment basis.

For the years ended December 31, 2005, 2004 and 2003, no customer comprised more than 10% of total revenues. The Company has no significant foreign operations.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the years indicated (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income	$26,541	$16,723	$46,594

Denominator for basic calculation	34,698	35,364	32,991
Dilutive effect of options outstanding	919	496	709

Denominator for diluted calculation	35,617	35,860	33,700

Basic net income per share	$0.76	$0.47	$1.41

Diluted net income per share	$0.75	$0.47	$1.38

Common stock equivalents that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Warrants	—	56	19
Employee stock options	941	2,211	1,874

	941	2,267	1,893

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table presents summarized quarterly financial data as reported for the years ended December 31, 2005 and 2004 (in thousands, except per share data).

	Quarter Ended
2005	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$51,747	$52,324	$53,241	$56,659
Gross profit	$29,408	$30,127	$31,096	$33,512
Net income	$5,723	$6,395	$6,818	$7,605
Basic net income per share	$0.16	$0.18	$0.20	$0.22
Shares used in computing basic per share amounts	35,560	34,811	34,122	34,388
Diluted net income per share	$0.16	$0.18	$0.19	$0.21
Shares used in computing diluted per share amounts	35,990	35,765	35,465	35,901

	Quarter Ended
2004	Mar. 31	June 30	Sept. 30	Dec. 31 (1)
Revenues	$45,679	$46,857	$47,458	$48,897
Gross profit	$24,666	$25,955	$26,321	$27,673
Net income	$4,157	$4,541	$4,140	$3,885
Basic net income per share	$0.12	$0.13	$0.12	$0.11
Shares used in computing basic per share amounts	35,031	35,203	35,433	35,784
Diluted net income per share	$0.11	$0.13	$0.12	$0.11
Shares used in computing diluted per share amounts	36,332	36,085	35,709	36,158

(1)	In the quarter ended December 31, 2004, the Company recorded adjustments to increase stock-based compensation and decrease revenues and accrued expenses which decreased our net income by approximately $444,000.

17.    TREASURY STOCK

In October 2004, the Company announced that its Board of Directors had approved a share repurchase program for up to $25.0 million of the Company’s common stock for 12 months. As of March 31, 2005, the Company had repurchased 1,503,244 shares for an aggregate cost of $25.0 million.

In April 2005, the Company announced another $25.0 million stock repurchase program approved by the Board of Directors. As of June 30, 2005, the Company repurchased 1,038,100 shares of its common stock for an aggregate purchase price of $25.0 million.

There are no restrictions on the Company’s treasury stock. The repurchased common stock is classified as “Treasury stock, at cost” in the accompanying consolidated condensed balance sheets.

18.    SUBSEQUENT EVENT

In February 2006, the Company announced that its Board of Directors had approved a new $50 million stock repurchase program which expires in December 2006. As of March 8, 2006, the Company had repurchased 811,000 shares at an aggregate purchase price of $26.7 million.

DIGITAL INSIGHT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Provision (Benefit)	Charged to Other Accounts		Write-offs	Balance at End of Year
Allowance for doubtful accounts
December 31, 2005	$1,274	$965	$—		$(1,214)	$1,025
December 31, 2004	$1,162	$268	$—		$(156)	$1,274
December 31, 2003	$745	$1,050	$218	(1)	$(851)	$1,162

Valuation allowance for deferred tax assets
December 31, 2005	$—	$—	$—		$—	$—
December 31, 2004	$—	$—	$—		$—	$—
December 31, 2003	$37,728	$(31,257)	$(6,471	)(2)	$—	$—

(1)	Increase in reserve accounts from the acquisition of Magnet in 2003.

(2)	Amount resulting from reversal of the valuation allowance that related to stock options exercised resulting in an increase in paid-in capital and acquisition related net deferred tax benefits resulting in an increase in goodwill.