Form 10-Q
period 2006-03-31
DIGITAL INSIGHT CORP
filed 2006-05-10
CIK 1037275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission file number 000-27459

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of April 30, 2006, there were 34,551,669 shares of the registrant’s $0.001 par value common stock outstanding.

DIGITAL INSIGHT CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL INSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$44,466	$50,734
Short-term investments	72,852	65,421
Accounts receivable, net of allowance for doubtful accounts of $1,094 and $1,025	28,765	32,583
Accumulated implementation costs	2,266	2,125
Deferred tax asset, net	21,894	18,987
Prepaid and other current assets	3,958	3,932

Total current assets	174,201	173,782
Property and equipment, net of accumulated depreciation of $72,692 and $69,705	29,841	29,609
Goodwill	136,382	136,382
Intangible assets, net of accumulated amortization of $39,859 and $38,782	8,311	9,388
Accumulated implementation costs	4,375	3,883
Long-term investments	5,249	8,802
Deferred tax asset, net	15,490	17,440
Other assets	6,062	6,116

Total assets	$379,911	$385,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,731	$8,144
Accrued compensation and related benefits	9,722	6,504
Customer deposits and deferred revenue	16,410	16,250
Accrued expenses and other liabilities	9,040	8,931
Current portion of capital lease obligation	276	262
Tax contingency reserve	5,275	5,158

Total current liabilities	49,454	45,249
Customer deposits and deferred revenue	8,346	7,843
Capital lease obligations	1,170	1,241

Total liabilities	58,970	54,333

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 38,177,240 shares issued and 34,179,355 shares outstanding at March 31, 2006 and 37,221,490 shares issued and 34,488,234 shares outstanding at December 31, 2005	38	37
Additional paid-in capital	491,385	472,729
Treasury stock, at cost; 3,736,096 shares at March 31, 2006 and 2,544,509 shares at December 31, 2005	(89,543)	(50,091)
Deferred stock-based compensation	—	(4,466)
Accumulated deficit	(80,939)	(87,140)

Total stockholders’ equity	320,941	331,069

Total liabilities and stockholders’ equity	$379,911	$385,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues	$57,890	$51,747
Cost of revenues (including stock-based compensation of $353 and $0 for the three months ended March 31, 2006 and 2005, respectively)	25,303	22,339

Gross profit	32,587	29,408

Operating expenses:
Sales, general and administrative (including stock-based compensation of $1,322 and $39 for the three months ended March 31, 2006 and 2005, respectively)	13,303	13,106
Research and development (including stock-based compensation of $458 and $0 for the three months ended March 31, 2006 and 2005, respectively)	6,966	5,354
Amortization of intangible assets	1,077	2,025
Restructuring charge	1,243	—

Total operating expenses	22,589	20,485

Income from operations	9,998	8,923
Interest and other income, net	1,153	537

Income before provision for income taxes	11,151	9,460
Provision for income taxes	4,950	3,737

Net income	$6,201	$5,723

Basic net income per share	$0.18	$0.16

Diluted net income per share	$0.17	$0.16

Shares used to compute basic net income per share	34,492	35,560

Shares used to compute diluted net income per share	35,555	35,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$6,201	$5,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,227	3,028
Amortization of intangible assets	1,077	2,025
Stock-based compensation	2,133	39
Deferred income taxes	(1,371)	2,943
Loss on disposition of property and equipment	24	47
Restructuring, net of cash paid	1,008	—
Income tax benefit on stock options exercised	5,520	212
Excess tax benefits from stock-based compensation	(3,548)	—
Changes in operating assets and liabilities:
Accounts receivable	3,818	4,487
Accumulated implementation costs	(633)	262
Prepaid and other current assets	(26)	(1,142)
Other assets	468	26
Accounts payable	829	(2,284)
Accrued compensation and related benefits	2,720	979
Customer deposits and deferred revenue	663	(613)
Other liabilities and tax contingency reserve	193	667

Net cash provided by operating activities	22,303	16,399

Cash flows from investing activities:
Purchases of investments:
Held-to-maturity	(34,711)	(37,846)
Available-for–sale	—	(10,801)
Proceeds from maturity of investments:
Held-to-maturity	30,029	23,131
Available–for–sale	804	1,065
Purchase of property and equipment	(4,225)	(2,642)

Net cash used in investing activities	(8,103)	(27,093)

Cash flows from financing activities:
Principal payments on capital leases	(57)	—
Acquisition of treasury stock	(39,452)	(21,187)
Proceeds from issuance of common stock	15,493	2,660
Excess tax benefits from stock-based compensation	3,548	—

Net cash used in financing activities	(20,468)	(18,527)

Net decrease in cash and cash equivalents	(6,268)	(29,221)
Cash and cash equivalents, beginning of period	50,734	64,682

Cash and cash equivalents, end of period	$44,466	$35,461

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$26	$—
Cash paid during the period for income taxes	$121	$856
Non-cash items:
Accrued property and equipment	$209	$436

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Treasury Stock, at cost	Deferred Stock-Based Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	37,221,490	$37	$472,729	(2,544,509)	$(50,091)	$(4,466)	$(87,140)	$331,069
Reclassification of deferred stock-based compensation upon adoption of SFAS 123(R) (Note 8)	—	—	(4,466)	—	—	4,466	—	—
Stock options exercised	880,833	1	15,492	—	—	—	—	15,493
Issuance of restricted stock	74,917	—	—	—	—	—	—	—
Tax benefit on stock options exercised	—	—	5,520	—	—	—	—	5,520
Purchase of treasury stock, at cost	—	—	—	(1,190,900)	(39,452)	—	—	(39,452)
Stock-based compensation	—	—	2,133	—	—	—	—	2,133
Restricted stock forfeitures and other	—	—	(23)	(687)	—	—	—	(23)
Net income	—	—	—	—	—	—	6,201	6,201

Balance at March 31, 2006	38,177,240	$38	$491,385	(3,736,096)	$(89,543)	$—	$(80,939)	$320,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Method of presentation

The accompanying condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the “SEC”). Independent auditors have not audited these condensed consolidated financial statements. The condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

Management believes that the disclosures included in the accompanying interim condensed consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Adoption of Statement of Financial Accounting Standard 123(R)

During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123(R)”), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award. The Company elected to recognize the expense on a straight-line basis over the requisite service period, which is the vesting period. The Company also elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The compensation expense recognition provisions of SFAS 123(R) apply to new grants and to the unvested portion of grants that were outstanding as of the effective date. Estimated compensation for the unvested portion of grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The application of SFAS 123(R) had a material impact on the Company’s consolidated financial statements. See Note 8 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense. The cumulative effect upon adoption of SFAS 123(R) was not material.

Shares of newly issued common stock will be issued upon exercise of stock options or vesting of restricted stock.

New accounting standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective in fiscal years beginning after December 31, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

On November 3, 2005, the FASB issued FSP No. FAS 115-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP No. 115-1 is effective in fiscal years beginning after December 15, 2005. The adoption of this FSP did not have a material effect on the Company’s consolidated financial statements.

On November 10, 2005, FASB issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company has up to one year from the date of the adoption of FAS 123(R) to elect to use the simplified method. The Company is in the process of evaluating this FSP and the effect the election would have on the Company’s financial statements.

Reclassification

Certain prior year reported amounts have been reclassified to conform to the 2006 presentation. Accounts payable and accrued expenses and other liabilities related to the acquisition of property and equipment have been excluded from the statement of cash flows balances at March 31, 2006 and 2005. In addition, the related amount in property and equipment purchased during those years has been excluded as well, with the activity being disclosed in the supplemental disclosure of non-cash activity. The amount has been reflected as a cash outflow under purchase of property and equipment in the period the liability was paid. The effect of this reclassification was a reduction of $436,000 to previously reported cash used to purchase property and equipment for the three months ended March 31, 2005 and a corresponding increase to operating cash flows for the same period.

2.	Goodwill and Intangibles

Goodwill by operating segment as of March 31, 2006 and December 31, 2005 is set forth below (in thousands):

	Internet Banking	Business Banking	Lending	Total
Balance, December 31, 2005	$70,110	$34,290	$31,982	$136,382
No activity	—	—	—	—

Balance, March 31, 2006	$70,110	$34,290	$31,982	$136,382

As of March 31, 2006 and December 31, 2005, all other intangible assets were subject to amortization. A summary of the other intangible assets as of March 31, 2006 and December 31, 2005 is set forth below (in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Life
March 31, 2006:
Customer relationships	$33,330	$(26,790)	$6,540	6 years
Acquired technology	12,840	(11,936)	904	4.1 years
Acquired backlog	1,800	(933)	867	4.5 years
Trade name	200	(200)	—	1 year

Total intangible assets	$48,170	$(39,859)	$8,311

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Life
December 31, 2005:
Customer relationships	$33,330	$(26,310)	$7,020	6 years
Acquired technology	12,840	(11,439)	1,401	4.1 years
Acquired backlog	1,800	(833)	967	4.5 years
Trade name	200	(200)	—	1 year

Total intangible assets	$48,170	$(38,782)	$9,388

Amortization expense for all intangible assets was $1.1 million and $2.0 million for the three months ended March 31, 2006 and 2005, respectively. Estimated intangible asset amortization expense remaining for the next five years is as follows (in thousands):

2006 (Remaining nine months)	$2,645
2007	2,321
2008	954
2009	788
2010	788

3.	Restructuring

In December 2005, the Company initiated restructuring activities involving the outsourcing of the call center associated with the lending division and realigning certain resources to enhance profitability in the lending division. As a result of these restructuring activities, the Company will reduce space utilized at one of its facilities, dispose of certain related assets and eliminate approximately 90 employee positions. The Company expects that the call center migration and the work force reduction will continue in phases until fully transitioned by April 30, 2006. In 2005, the Company recorded charges of $245,000 for severance related payments and $185,000 related to asset disposals and other related costs. In 2006, the Company recorded charges of $474,000 for severance related payments and $769,000 related to asset disposals and other related costs.

The charges related to the restructuring were as follows (in thousands):

	Total Restructuring Charges Expected to be Recognized	Restructuring Charges Recognized for the Three Months Ended March 31, 2006	Cumulative Restructuring Charges Recognized through March 31, 2006
One-time termination benefits	$948	$474	$719
Contract termination costs	118	—	—
Other associated costs	1,222	769	954

Total	$2,288	$1,243	$1,673

The restructuring activity has resulted in the following accrual as of March 31, 2006 and December 31, 2005 (in thousands):

	Restructuring Costs Accrued, Net	Payments made during the three months ended December 31, 2005	Balance at December 31, 2005
One-time termination benefits	$245	$(82)	$163
Other associated costs	6	(6)	—

Total	$251	$(88)	$163

	Restructuring Costs Accrued, Net as of December 31, 2005	Restructuring Costs Accrued in the Three Months Ended March 31, 2006	Payments made during the three months ended March 31, 2006	Balance at March 31, 2006
One-time termination benefits	$163	$474	$(138)	$499
Other associated costs	—	235	(235)	—

Total	$163	$709	$(373)	$499

4.	Reportable Segments and Major Customers

The Company manages its business through three reportable segments: Internet banking, business banking and lending.

The results of operations from these reportable segments were as follows for the three month periods ended March 31, 2006 and 2005 (in thousands):

	Internet Banking	Business Banking	Lending	Unallocated(1)	Total
Three months ended March 31, 2006:
Revenues	$47,702	$7,523	$2,665	$—	$57,890
Cost of revenues (4)	19,666	3,051	2,233	353	25,203
Gross profit	28,036	4,472	432	(353)	32,587
Operating expenses (2)	9,027	3,562	2,162	7,838	22,589
Income (loss) from operations	19,009	910	(1,730)	(8,191)	9,998
Three months ended March 31, 2005:
Revenues	$42,353	$6,448	$2,946	$—	$51,747
Cost of revenues	17,452	2,691	2,196	—	22,339
Gross profit	24,901	3,757	750	—	29,408
Operating expenses (3)	8,309	3,164	1,036	7,976	20,485
Income (loss) from operations	16,592	593	(286)	(7,976)	8,923

(1)	Unallocated amounts include intangible asset amortization, stock-based compensation, and general and administrative expenses that are not included in the measure of segment profit or loss used internally to evaluate the segment operating results.

(2)	Unallocated operating expenses include $1,077 of intangible asset amortization, $1,780 of stock-based compensation under SFAS 123(R) and $4,981 of general and administrative expenses for the three months ended March 31, 2006.

(3)	Unallocated operating expenses include $2,025 of intangible asset amortization and $5,951 of general and administrative expenses for the three months ended March 31, 2005.

(4)	Unallocated cost of revenues includes $353 of stock-based compensation under SFAS 123(R).

The Company assesses the performance of its assets in the aggregate and accordingly assets are not presented on a segment basis.

For the three month periods ended March 31, 2006 and 2005, no customer comprised more than 10% of total revenues. The Company has no significant foreign operations.

5.	Commitments and Contingencies

The Company accounts for contingent liabilities, including pending and threatened litigation and tax contingencies, in accordance with SFAS No. 5, “Accounting for Contingencies” and records liabilities when the outcome is deemed probable and the amount is reasonably estimable.

In Re Digital Insight Corporation Initial Public Offering Securities Litigation

On December 6, 2001, the Company and two of its former officers and directors and one current director were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of

New York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims, which were also asserted against the managing underwriters of the Company’s previous public offerings, are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the public offerings of more than 300 other companies. Along with these companies and the individual defendants, but not the underwriter defendants, the Company has entered into a settlement agreement with the plaintiffs to settle the claims. As part of the settlement, once the settlement documents become effective, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. On August 31, 2005, the court issued an order preliminarily approving the proposed settlement. In April 2006, the court held a fairness hearing for final approval of the proposed settlement and listened to arguments from counsel. The Company is awaiting the court’s final ruling on the settlement proposal. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s business, financial condition or results of operations. No amounts have been accrued for this lawsuit.

Magnet Claims

Currently, approximately $3.4 million of cash and 144,834 shares of the Company’s common stock issued in connection with its acquisition of Magnet are held in escrow. The Company has notified the prior stockholders of Magnet that it has various claims against them in connection with the acquisition, and is seeking recovery of damages, including the amounts in escrow. The prior stockholders have initiated arbitration proceedings in Los Angeles, California seeking release of the escrowed amounts. No amounts have been recorded in the Company’s financial statements at March 31, 2006 as the Company cannot determine the final outcome.

In addition, the Company may be involved from time to time in litigation arising in the normal course of its business. Although the Company is currently not a party to such litigation that it believes would have a material adverse effect, individually or in the aggregate, on its business, financial condition or results of operations, it is possible that in the future the Company could become a party to such proceedings.

Tax Contingencies

The Company records a contingent income tax liability for differences between the as-filed basis and book basis of certain tax assets and liabilities. As of March 31, 2006 and December 31, 2005, the cumulative tax contingency reserve of $5.3 million and $5.2 million, respectively, is included in current liabilities on the accompanying condensed consolidated balance sheets.

6.	Treasury Stock

On October 21, 2004, the Company announced that its Board of Directors had approved a share repurchase program for up to $25.0 million of the Company’s common stock for 12 months. The Company repurchased 1,503,244 shares for an aggregate cost of $25.0 million.

In April 2005, the Company’s Board of Directors approved another $25.0 million stock repurchase program. The Company repurchased 1,038,100 shares for an aggregate cost of $25.0 million.

In February 2006, the Company announced that its Board of Directors had approved a share repurchase program for up to $50 million. As of March 31, 2006, the Company had repurchased 1,190,900 shares for an aggregate cost of $39.5 million.

There are no restrictions on the Company’s treasury stock. The repurchased common stock is classified as “Treasury stock, at cost” in the accompanying condensed consolidated balance sheets.

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Net income	$6,201	$5,723
Denominator for basic calculation	34,492	35,560
Dilutive effect of common stock equivalents outstanding	1,063	430

Denominator for diluted calculation	35,555	35,990

Basic net income per share	$0.18	$0.16

Diluted net income per share	$0.17	$0.16

Common stock equivalents that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Warrants	—	56
Stock options, restricted stock and employee stock purchase plan	1,046	2,309

	1,046	2,365

8.	Stock-Based Compensation

Stock options

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, the Company grants options from the: 1) 1997 Stock Plan (the “1997 Plan”), under which options could be granted to all employees, non-employee board members and consultants; 2) the 1999 Stock Plan (the “1999 Plan”), under which options could be granted to all employees, non-employee board members and consultants; and 3) the 2001 Non-Employee Director Stock Option Plan, which provides for the granting of stock options to outside directors who are not employees of the Company. The plans listed above are collectively referred to in the following discussion as “the Plans.” Option vesting periods are generally four years for all of the Plans. The maximum contractual term of our options is ten years. Our option plans, excluding acquired plans, permit the grant of shares for up to 11.7 million shares of common stock.

Restricted stock grants

The Company grants restricted shares to employees under the 1999 Plan. Restricted stock grants generally vest annually over four years but are considered issued at the time of grant, as the stockholders are entitled to dividends and voting rights.

1999 Employee Stock Purchase Plan

The Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) allows eligible employees to have up to 15% of their earnings withheld, up to certain maximums, and to be used to purchase shares of the Company’s common stock on every May 1 and November 1 of each year. The price of the common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the offering date of each two-year offering period or the specified purchase date. Our purchase plan permits the grant of shares for up to 2.1 million shares of common stock.

Adoption of SFAS 123(R)

The Company adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. The Company recognizes compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model using a straight-line amortization method. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of historical option forfeitures. The impact on the Company’s results of operations of recording stock-based compensation for the three-month period ended March 31, 2006 was as follows (in thousands):

Cost of revenues	$353
Sales, general and administrative	1,322
Research and development	458

$2,133

Prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $3.5 million of excess tax benefits for the three months ended March 31, 2006 have been classified as a financing cash inflow. Cash received from option exercises and employee stock purchase plan purchases for the three-month periods ended March 31, 2005 and 2006, was $2.7 million and $15.5 million, respectively. The actual tax benefits recognized in net income related to stock-based compensation for the quarters ended March 31, 2006 and 2005 were $617,000 and $15,000, respectively. Also, in connection with the adoption of SFAS 123(R), the Company reclassed $4.5 million out of deferred stock-based compensation to additional paid-in capital.

Valuation assumptions

The following assumptions were used for each respective period to value option grants:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rates	4.31-4.70%	3.28-3.75%
Expected term (in years)	4.5	3.5
Dividend yield	0%	0%
Expected volatility	56%	63%

The Company’s computation of expected volatility for the first quarter of 2006 is based on a combination of historical and market-based implied volatility from traded options on our stock. Prior to 2006, the Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected term in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based payment award activity

The following table summarizes activity under the Company’s equity incentive plans for the three months ended March 31, 2006 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	4,660,112	$20.44
Granted	243,925	33.11
Exercised	(880,883)	17.59
Forfeited/expired/cancelled	(68,588)	19.15

Outstanding at March 31, 2006	3,954,566	$21.87	7.40	$61,559

Vested and expected to vest at March 31, 2006	3,289,348	$22.33	7.03	$50,384

Options exercisable at March 31, 2006	2,060,596	$23.61	6.05	$30,480

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 3.7 million options that were in-the-money at March 31, 2006. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $13.8 million and $689,000, respectively, determined as of the date of option exercise. As of March 31, 2006, there was approximately $12.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock awards plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the quarters ended March 31, 2006 and 2005 was $3.8 million and $3.6 million, respectively.

As of March 31, 2006, there was approximately $6.6 million of total unrecognized compensation cost related to unvested restricted stock. The cost is expected to be recognized over a weighted average period of 3.6 years.

For the three months ended March 31, 2006, the stock-based compensation expense related to the activity under the purchase plan was $478,000. As of March 31, 2006, there was $1.4 million of unrecognized compensation cost related to the purchase plan which is expected to be recognized over a weighted average period of 0.8 years.

The weighted average grant-date fair value of options granted in three-month periods ended March 31, 2005 and 2006 was $7.95 and $16.71, respectively.

A summary of the status and changes of the Company’s nonvested shares related to the Company’s stock plans as of and during the three months ended March 31, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	188,746	$25.67
Granted	74,918	33.59
Vested	(1,875)	16.80

Nonvested at March 31, 2006	261,789	$28.12

Pro forma information for periods prior to the adoption of SFAS 123(R)

Prior to the adoption of FAS No. 123(R), the Company provided the disclosures required under FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under SFAS 123(R) was not reflected in the Company’s results of operations for the three-month period ended March 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were estimated and applied to determine stock-based compensation. Previously reported amounts have not been restated.

The pro forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share amounts):

Net income, as reported	$5,723
Add: Stock-based compensation expense included in reported income, net of tax	24
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(1,117)

Pro forma net income	$4,630

Earnings per share:
Basic — Reported	$0.16
Pro forma	$0.13
Diluted — Reported	$0.16
Pro forma	$0.13

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in this section involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters. Such statements reflect management’s best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report.

The following discussion should be read together with our condensed consolidated financial statements and related notes.

Overview

We manage our business through three reportable segments: Internet banking, business banking and lending. Our Internet banking segment includes online banking for consumers, which includes bill payment and bill presentment. Our business banking segment includes online business banking for small to large financial institutions. Our lending operation offers online lending for consumer loans. In addition, general and administrative expenses and stock-based compensation expenses are managed on a company wide basis across all of our operations and therefore, these expenses will not be included in the operating results of the business segments.

Critical accounting policies

The following discussion and analysis of our financial condition and operating results are based on our unaudited condensed consolidated financial statements. Preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Condensed Consolidated Financial Statements. Critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2005 and changes in our critical accounting policies from the Form 10-K are discussed below.

Stock-based compensation

Upon the adoption of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), we now record stock-based compensation for all of our share-based awards. The application of this standard had a material impact on our consolidated statements of operations and cash flows.

During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, we began accounting for stock options, restricted stock, and employee stock purchase program shares under the provisions of SFAS 123(R), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model, or BSM, to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected term. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected term, including types of awards, employee class, and historical experience. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The cumulative effect upon adoption of SFAS 123(R) was not material.

Known trends and uncertainties

The following discussion identifies known trends and uncertainties currently impacting each of our business segments.

The growth in our Internet banking revenues during the first three months of 2006 was driven primarily by a 19% increase in Internet banking end users and a 43% increase in online bill payment users when compared to March 31, 2005. Revenue from end user growth was partially offset by a slight decrease in the average revenue per end user, due primarily to price discounts experienced at the time of contract renewal (generally once every three to five years) and the effects of tiered pricing incentives in most of our contracts. We expect a continuing modest decline in average monthly revenue per Internet banking end user over the next several years as our base of end users continues to increase and as customers renew their contracts with us.

The growth in our business banking revenues during the first three months of 2006 compared to 2005 was driven by an increase in the number of business banking hosted end users and an increase in professional services revenues in 2006 as compared to 2005. We continue to invest significant resources to further develop our business banking software for large financial institutions (product line resulting from our acquisition of Magnet in November 2003), which increased costs and reduced our resources dedicated to supporting new sales. Although our financial results and outlook for the acquired business has improved, we believe that these trends will continue for the business banking business for the balance of 2006. Recurring revenue contributions from our outsourced business banking products, including the Magnet products hosted in our data center, remained strong and we expect that this performance will continue.

The decrease in our lending revenues during the three month period ended March 31, 2006 reflects the continuation of a shift in the number of applications processed from our call center operations to our Internet channel. Internet-based applications result in lower revenue per application compared to applications received through our call center. We expect the Internet channel to continue to increase as a percentage of total loan applications processed in future quarters. In 2005, we encountered performance stability issues with our recently introduced loan origination system that delayed certain product implementations and sales opportunities. We expect that our agreement to outsource our lending call center, signed during the fourth quarter of 2005, and continuing progress towards resolving the performance issues encountered with our new lending product will result in stabilizing revenues and improved operating contributions in 2006. In addition, the restructuring activities involving the outsourcing of the lending division’s call center are nearly complete.

Results of operations

We manage our business through three reportable segments: Internet banking, business banking and lending.

Summarized results of operations for our reportable segments were as follows for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006		2005
	(dollars in thousands)
	Dollars	%	Dollars	%
Revenues:
Internet banking	$47,702	82	$42,353	82
Business banking	7,523	13	6,448	12
Lending	2,665	5	2,946	6

Total	$57,890	100	$51,747	100

	Dollars	Margin(1)	Dollars	Margin(1)
Gross profit:
Internet banking	$28,036	59%	$24,901	59%
Business banking	4,472	59	3,757	58
Lending	432	16	750	25
Unallocated (5)	(353)	n/a	—	—

Total	$32,587	56%	$29,408	57%

	Dollars	%	Dollars	%
Operating expenses:
Internet banking	$9,027	40	$8,309	41
Business banking	3,562	16	3,164	15
Lending	2,162	10	1,036	5
Unallocated (2) (3) (4)	7,838	34	7,976	39

Total	$22,589	100	$20,485	100

	Dollars	Margin(1)	Dollars	Margin(1)
Income from operations:
Internet banking	$19,009	40%	$16,592	39%
Business banking	910	12	593	9
Lending	(1,730)	(65)	(286)	(10)
Unallocated (2) (3) (4)	(8,191)	—	(7,976)	—

Total	$9,998	17%	$8,923	17%

(1)	Margin represents dollar amounts as a percentage of revenues.

(2)	Unallocated amounts include intangible asset amortization, stock-based compensation, and general and administrative expenses that are not included in the measure of segment profit or loss used internally to evaluate the segment operating results.

(3)	Unallocated operating expenses include $1,077 of intangible asset amortization, $1,780 of stock-based compensation under SFAS 123(R) and $4,981 of general and administrative expenses for the three months ended March 31, 2006.

(4)	Unallocated operating expenses include $2,025 of intangible asset amortization and $5,951 of general and administrative expenses for the three months ended March 31, 2005.

(5)	Unallocated cost of revenues includes $353 of stock-based compensation under SFAS 123(R)

We assess the performance of our assets in the aggregate and, accordingly, assets are not presented on a segment basis.

For the three month periods ended March 31, 2006 and 2005, no customer comprised more than 10% of total revenues. We have no significant foreign operations.

A large portion of our Internet banking revenue is attributable to the number of active Internet banking end users and bill payment end users at our financial institution customers. Summarized end users, in thousands, at March 31, 2006 and 2005 were as follows:

	March 31, 2006		March 31, 2005
	End Users	Penetration (1)	End Users	Penetration (1)
Potential end users at live sites	37,200	n/a	35,100	n/a
Active Internet banking end users (2)	6,588	17.7%	5,534	15.8%
Bill payment end users	1,570	23.8%	1,101	19.9%

(1)	Penetration for active end users is calculated as a percentage of potential end users at live sites. Penetration for bill payment end users is calculated as a percentage of active Internet banking end users.

(2)	Active Internet banking end users are consumers whose basic account information is available online as specified by our contract with the financial institution.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues: Total revenues for the three months ended March 31, 2006 were $57.9 million, an increase of 12% from the $51.7 million reported for the same period of the prior year.

Our Internet banking division reported revenues of $47.7 million for the quarter ended March 31, 2006 compared to $42.4 million for the same quarter last year. This increase of $5.3 million, or 13%, was primarily due to an increased number of active Internet banking end users and bill payment end users within our existing customer base. Active Internet banking end users increased 19% to 6,588,000 users at March 31, 2006 from 5,534,000 users at March 31, 2005. Bill payment end users increased 43% to 1,570,000 users at March 31, 2006 from 1,101,000 users at March 31, 2005. The benefit from the increase in the number of end users was partially offset by a slight decrease in the average revenue per Internet banking end user due to price decreases at contract renewal and the impact of tiered pricing incentives.

Revenues generated by the business banking division were $7.5 million for the quarter ended March 31, 2006 compared to $6.4 million for the quarter ended March 31, 2005. The increase of $1.1 million, or 17%, is primarily attributable to an increase in the number of business banking hosted end users and an increase in professional services revenues in 2006 as compared to 2005.

Revenues related to the lending division for the quarter ended March 31, 2006 were $2.7 million compared to $2.9 million for the quarter ended March 31, 2005. This decrease of $281,000, or 10%, resulted primarily from a continued shift in applications from the call center to the Internet channel (which results in lower revenue per application).

Cost of Revenues: Cost of revenues is comprised primarily of salaries and related personnel expenses, network costs, depreciation and amortization of equipment and software used in providing our services, expenses related to the operation of our data centers including communication services, fees paid to third parties including bill payment, online statement, and check imaging vendors, amortization of deferred implementation costs and stock-based compensation. Cost of revenues increased $3.0 million, or 13%, to $25.3 million for the three months ended March 31, 2006 from $22.3 million for the same period last year as a result of increases in the Internet banking and business banking divisions as described below. Cost of revenues also includes $353,000 of stock-based compensation expense related to the adoption of SFAS 123(R). Stock-based compensation has been excluded from the segment results.

Cost of revenues for the quarter ended March 31, 2006 included $19.7 million related to our Internet banking division compared to $17.5 million for the quarter ended March 31, 2005. This increase of $2.2 million, or 13%, was primarily due to an increase in third-party costs related to our bill pay product that were driven by the increase in revenues discussed above.

Cost of revenues for the business banking division increased $360,000 for the three months ended March 31, 2006 from $2.7 million to $3.1 million. Our cost of revenues increased as a result of the increase in revenues mentioned above.

Cost of revenues related to the lending division remained constant at $2.2 million for the three months ended March 31, 2006 and 2005.

Gross Profit: Gross profit increased $3.2 million, or 11%, from $29.4 million for the three months ended March 31, 2005 to $32.6 million for the three months ended March 31, 2006. Gross profit margin for the Internet banking business remained constant at 59% for the three months ended March 31, 2006 and 2005. The business banking gross profit margin increased to 59% in the three months ended March 31, 2006 from 58% in the same period last year. The increase is attributable to rapid growth in business banking end users contributing to increased revenues while cost of revenues remained relatively flat. Gross profit margin for the lending division decreased to 16% for the three months ended March 31, 2006 from 25% for the same period last year. The decrease in gross margin for the lending division is primarily attributable to the decrease in revenues and increased operating costs to support our transition to an outsourced call center.

Operating Expenses: Operating expenses include sales, general and administrative expenses, research and development, amortization of intangible assets, restructuring charges and stock-based compensation. Operating expenses were $22.6 million for the three months ended March 31, 2006, an increase of $2.1 million, or 10%, from $20.5 million in the three months ended March 31, 2005. This increase in operating expenses is primarily due to stock-based compensation expense related to the adoption of SFAS 123(R) of $1.8 million and restructuring charges related to the Lending division outsourcing of $1.2 million, partially offset by a reduction in amortization of intangibles expense of $948,000 as described below during the three months ended March 31, 2006.

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

Sales, general and administrative expenses increased $197,000, or 2%, from $13.1 million for the three months ended March 31, 2005 to $13.3 million for the three months ended March 31, 2006. This increase was due primarily to a $1.3 million increase in stock-based compensation expense under SFAS 123(R), partially offset by a reduction of $566,000 in incentive compensation expense and a reduction in marketing expense of $496,000 due to timing of our annual client conference in 2006. In 2005, the annual client conference was held in the first calendar quarter, whereas the 2006 annual conference will be held in the second quarter.

Research and Development: Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees related to the design, development, testing and enhancement of our products and data processing vendor interface software and stock-based compensation. Research and development expenses increased to $7.0 million for the three months ended March 31, 2006 from $5.4 million for the three months ended March 31, 2006. The increase of $1.6 million was primarily due to an increase of $694,000 in product development personnel, the impact of SFAS 123(R) resulting in stock-based compensation expense of $458,000, a reduction of $251,000 in capitalized software due to the timing of certain projects, and an increase in depreciation expense of $94,000. We will continue to invest significantly in product enhancements, which could further increase our research and development expenses in the future.

Amortization of Intangible Assets: Amortization of intangible assets was $1.1 million for the three months ended March 31, 2006 and $2.0 million for the comparable prior year period. The decrease is due to certain intangibles becoming fully amortized during 2005.

Restructuring charge: In December 2005, we initiated restructuring activities involving the outsourcing of the call center associated with the lending division and realigning certain resources to enhance profitability in the lending division. As a result of these restructuring activities, we reduced the space utilized at one of our facilities, disposed of certain related assets and eliminated approximately 90 employee positions. We expect that the call center migration and the work force reduction will continue in phases until fully transitioned by April 30, 2006. During the fourth quarter of 2005, we recorded charges of $245,000 for severance related payments and $185,000 related to asset disposals and other related costs. During the first quarter 2006, we recorded charges of $474,000 for severance related payments and $769,000 related to asset disposals and other related costs.

The charges related to the restructuring were as follows (in thousands):

	Total Restructuring Charges Expected to be Recognized	Restructuring Charges Recognized for the Three Months Ended March 31, 2006	Cumulative Costs Incurred through March 31, 2006
One-time termination benefits	$948	$474	$719
Contract termination costs	118	—	—
Other associated costs	1,222	769	954

Total	$2,288	$1,243	$1,673

The restructuring activity has resulted in the following accrual as of March 31, 2006 and December 31, 2005 (in thousands):

	Restructuring Costs Accrued, Net	Payments made during the three months ended December 31, 2005	Balance at December 31, 2005
One-time termination benefits	$245	$(82)	$163
Other associated costs	6	(6)	—

Total	$251	$(88)	$163

	Restructuring Costs Accrued, Net as of December 31, 2005	Restructuring Costs Accrued in the Three Months Ended March 31, 2006	Payments made during the three months ended March 31, 2006	Balance at March 31, 2006
One-time termination benefits	$163	$474	$(138)	$499
Other associated costs	—	235	(235)	—

Total	$163	$709	$(373)	$499

Provision for Income Taxes: During the three months ended March 31, 2006, we recorded a provision for income taxes of $5.0 million compared to $3.7 million for the three months ended March 31, 2005. The current quarter’s provision reflects an increase in the effective tax rate to 44.4% due to the expiration of the research and development tax credit for the federal tax purposes on December 31, 2005, the impact of SFAS 123(R), and a one-time charge related to the filing of amended state tax returns for prior years. The prior year’s tax rate was 39.5%. If the research and development credit is re-instated by Congress, we will have a reduction in our effective tax rate in the future.

As discussed in “Liquidity and Capital Resources,” we do not expect to make significant cash tax payments, except for alternative minimum tax, until 2007, due to utilization of our net operating loss and research and development credit carry-forwards to offset our current income tax liabilities.

Liquidity and Capital Resources

At March 31, 2006, we had cash and cash equivalents of $44.5 million, short-term investments of $72.9 million and long-term investments of $5.2 million. Our investments are comprised of readily marketable commercial paper, corporate debt, U.S. government agency securities, auction rate debt and preferred securities, and our warrants in CashEdge as described below. For financial statement presentation, we classify our investments as short-term and long-term based upon their maturity dates. Short-term investments primarily mature within one year of the date of the financial statements and long-term investments mature between one and two years from March 31, 2006. We classify auction rate securities with maturity dates of more than one year as short-term investments as the established interest rate reset periods are less than one year. Our warrants in CashEdge are classified as long-term investments.

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

As of December 31, 2005, we had net operating loss carry-forwards for federal and state tax purposes of $77.3 million and $32.7 million, respectively. The net operating loss carryforwards credits are subject to expiration dates if unused, that begin in 2006 and extend through 2023. Under the provisions of the Internal Revenue Code of 1986, as amended, certain substantial changes in ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income. As of December 31, 2005, we also had research credit carry-forwards for federal and state tax purposes of $8.4 million and $2.7 million, respectively, that will begin to expire in 2011 for federal income tax purposes; however, these credits do not expire for state income tax purposes.

In October 2004, we announced that our Board of Directors had approved a share repurchase program for up to $25.0 million of our common stock for 12 months. We repurchased 1,503,244 shares for an aggregate cost of $25.0 million.

In April 2005, our Board of Directors approved an additional $25.0 million stock repurchase program. We repurchased 1,038,100 shares for an aggregate cost of $25.0 million.

In June 2005, we entered into a strategic alliance agreement with CashEdge Inc., a leading provider of online financial applications, to become a distributor for CashEdge’s account opening and funding solution. As part of this agreement, we pre-purchased transactions from CashEdge for use over a five-year term as well as obtained warrants to purchase common shares in CashEdge for aggregate consideration of $6.25 million.

The estimated fair value of the warrants of $500,000 was recorded in long-term investments. The warrants contain a cash-less exercise feature and are therefore considered a derivative financial instrument for accounting purposes. We evaluate the fair value of the warrants at the end of each reporting period and record changes in the fair value to net income. As of March 31, 2006, $5.74 million was included in other assets on the balance sheet reflecting the value of the new account opening transactions prepurchased from CashEdge of $5.75 million in 2005, less the value of certain transactions utilized in 2006.

In October 2005, we renewed and amended our agreement with a bank for a revolving credit commitment, or revolver, that expires on October 31, 2007. We increased the facility from $20 million to $30 million and made certain other amendments. Based on the amended terms of the revolver the interest rate is equal to either (i) the bank’s prime rate; or (ii) LIBOR plus 1.75%. We may draw down against the revolver by electing either the bank’s prime rate or LIBOR for 1-month, 2-month, 3-month, or 6-month LIBOR terms. The revolver is collateralized by all of our assets. There were no amounts outstanding under the revolver as of March 31, 2006.

In February 2006, we announced that our Board of Directors had approved a share repurchase program for up to $50 million. As of March 31, 2006, we had repurchased 1,190,900 shares for an aggregate cost of $39.5 million.

Prior to adopting SFAS 123(R), we presented all tax benefits resulting form the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of adopting SFAS 123(R), $3.5 million of excess tax benefits for the three months ended March 31, 2006 have been classified as an operating cash outflow and a financing cash inflow.

Cash and cash equivalents decreased $6.3 million in the three months ended March 31, 2006 to $44.5 million due primarily to the acquisition of treasury stock of $39.5 million and net purchases of investments of $3.9 million and of property and equipment of $4.2 million, partially offset by net operating cash flows of $22.3 million, proceeds from the issuance of common stock related to stock option exercises of $15.5 million and excess tax benefits from stock-based compensation of $3.5 million.

Net cash provided by operating activities increased $5.9 million for the three months ended March 31, 2006 to $22.3 million from $16.4 million for the three months ended March 31, 2005 due primarily to changes in working capital associated with the collection of software maintenance billings and an increase in accrued compensation in 2006.

Net cash used in investing activities was $8.1 million for the three months ended March 31, 2006 and $27.1 million for the three months ended March 31, 2005. The change in cash used in investing activities was primarily the result of a decrease in net investment purchases of $20.6 million during the three months ended March 31, 2006 as compared to 2005.

Net cash used in financing activities was $20.5 million for the three months ended March 31, 2006 compared to $18.5 million for the three months ended March 31, 2005. The increase in cash used in financing activities of $1.9 million is primarily due to an increase in cash used to acquire treasury stock of $18.3 million as compared to 2005. This increase in cash used was offset by an increase in proceeds from issuance of common stock in 2006 of $12.8 million as compared to 2005 and an increase in excess tax benefits from stock-based compensation of $3.5 million.

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

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

For the three months ended March 31, 2006, we did not have any new off-balance sheet transactions, arrangements or obligations, (including contingent obligations) that have, or reasonably likely to have, a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. There have been no significant changes in our off-balance sheet arrangements, contractual obligations or commercial commitments since December 31, 2005. Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion of these items.

New accounting standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 54 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective in fiscal years beginning after December 31, 2005. The adoption of SFAS No. 154 did not have a material effect on our consolidated financial statements.

On November 3, 2005, the FASB issued FSP No. FAS 115-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP No. 115-1 is effective in fiscal years beginning after December 15, 2005. The adoption of this FSP did not have a material effect on our consolidated financial statements.

On November 10, 2005, FASB issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). We have up to one year from the date of the adoption of FAS 123(R) to elect to use the simplified method. We are in the process of evaluating this FSP and the effect the election would have on our financial statements.

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

An increase or decrease in market interest rates by 10% as of March 31, 2006 would not cause a significant change in the fair value of our investments. Although the fair value of short-term and long-term investments may change due to interest rate fluctuations, we have the ability to hold the investments to maturity, which reduces the overall risk.

We are also exposed to the impact of interest rate changes as they affect our revolving credit commitment. The interest rate charged on our bank facility varies with the bank’s prime rate or LIBOR and, consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the facility. As of March 31, 2006, we had no amounts outstanding under our bank facility.

We are not exposed to foreign currency risk since all revenues and expenses are in U.S. dollars.

There were no significant changes to our market risk in the three months ended March 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of March 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in alerting them, in a timely manner, to material information to be included in our periodic SEC filings.

Changes in Our Controls: There has been no significant change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

In Re Digital Insight Corporation Initial Public Offering Securities Litigation

On December 6, 2001, Digital Insight and two of its former officers and directors and one current director were named as defendants in a class-action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit is captioned In Re Digital Insight Corp. Initial Public Offering Securities Litigation, No. 01 CV 11231. The claims, which were also asserted against the managing underwriters in our previous public offerings, are based on allegations that the underwriter defendants solicited and received from certain investors, in exchange for allocating Digital Insight shares to the investors in connection with the previous public offerings, additional, excessive and undisclosed commissions and undisclosed commitments to purchase additional Digital Insight shares in the aftermarket. Other actions have been filed in New York making similar allegations regarding the IPOs of more than 300 other companies. Along with these companies and the individual defendants, but not the underwriter defendants, we have entered into a settlement agreement with the plaintiffs to settle the claims. As part of the settlement, once the settlement documents become effective, the plaintiffs will dismiss with prejudice the settling companies and individual defendants. On August 31, 2005 the court issued an order preliminarily approving the proposed settlement. In April 2006, the court held a fairness hearing for final approval of the proposed settlement and listened to arguments from counsel. We are awaiting the court’s final ruling on the settlement proposal. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for this lawsuit.

Magnet Claims

Currently, approximately $3.4 million of cash and 144,834 shares of our common stock issued in connection with the acquisition of Magnet are held in escrow. We have notified the prior stockholders of Magnet that we have various claims against them in connection with the acquisition, and are seeking recovery of damages, including the amounts in escrow. The prior stockholders have initiated arbitration proceedings in Los Angeles, California seeking release of the escrowed amounts. Even a favorable resolution of our claims could result in distraction of our management and significant legal and other costs. No amounts have been recorded in our financial statements for claims in connection with these matters at March 31, 2006 as we cannot determine the final outcome.

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

DIGITAL INSIGHT CORPORATION

Date: May 9, 2006	By:	/s/ Paul J. Pucino
Paul J. Pucino Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)