Form 10-Q
period 2006-06-30
DIGITAL INSIGHT CORP
filed 2006-08-09
CIK 1037275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, there were 33,859,273 shares of the registrant’s $0.001 par value common stock outstanding.

DIGITAL INSIGHT CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL INSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,668	$50,734
Short-term investments	76,322	65,421
Accounts receivable, net of allowance for doubtful accounts of $2,155 and $1,025	31,514	32,583
Accumulated implementation costs	2,286	2,125
Deferred tax asset, net	18,111	18,987
Prepaid and other current assets	4,640	3,932

Total current assets	156,541	173,782

Property and equipment, net of accumulated depreciation of $74,047 and $69,705	30,657	29,609
Goodwill	134,390	136,382
Intangible assets, net of accumulated amortization of $40,816 and $38,782	7,354	9,388
Accumulated implementation costs	5,100	3,883
Long-term investments	6,769	8,802
Deferred tax asset, net	19,573	17,440
Other assets	5,592	6,116

Total assets	$365,976	$385,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,649	$8,144
Accrued compensation and related benefits	5,813	6,504
Customer deposits and deferred revenue	14,436	16,250
Accrued expenses and other liabilities	11,919	8,931
Current portion of capital lease obligation	303	262
Tax contingency reserve	5,332	5,158

Total current liabilities	47,452	45,249

Customer deposits and deferred revenue	9,193	7,843
Capital lease obligations	1,098	1,241

Total liabilities	57,743	54,333

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 38,971,122 shares issued and 33,646,767 shares outstanding at June 30, 2006 and 37,221,490 shares issued and 34,488,234 shares outstanding at December 31, 2005	39	37
Additional paid-in capital	512,461	472,729
Treasury stock, at cost; 5,018,604 shares at June 30, 2006 and 2,544,509 shares at December 31, 2005	(129,677)	(50,091)
Deferred stock-based compensation	—	(4,466)
Accumulated deficit	(74,590)	(87,140)

Total stockholders’ equity	308,233	331,069

Total liabilities and stockholders’ equity	$365,976	$385,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$61,622	$52,324	$119,512	$104,071
Cost of revenues (including stock-based compensation of $454 and $807 for the three and six months ended June 30, 2006, respectively	27,216	22,197	52,519	44,536

Gross profit	34,406	30,127	66,993	59,535

Operating expenses:
Sales, general and administrative (including stock-based compensation of $2,035 and $3,357, $39 and $78 for the three and six months ended June 30, 2006 and 2005, respectively)	15,960	13,076	29,263	26,182
Research and development (including stock-based compensation of $617 and $1,075 for the three and six months ended June 30, 2006, respectively)	7,499	5,688	14,465	11,042
Amortization of intangible assets	957	2,025	2,034	4,050
Restructuring charge	352	—	1,595	—

Total operating expenses	24,768	20,789	47,357	41,274

Income from operations	9,638	9,338	19,636	18,261
Interest and other income, net	1,238	777	2,391	1,314

Income before provision for income taxes	10,876	10,115	22,027	19,575
Provision for income taxes	4,527	3,720	9,477	7,457

Net income	$6,349	$6,395	$12,550	$12,118

Basic net income per share	$0.18	$0.18	$0.36	$0.34

Diluted net income per share	$0.18	$0.18	$0.35	$0.34

Shares used to compute basic net income per share	34,340	34,811	34,416	35,183
Shares used to compute diluted net income per share	35,225	35,765	35,390	35,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$12,550	$12,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,444	6,857
Amortization of intangible assets	2,034	4,050
Stock-based compensation	5,239	78
Deferred income taxes	(2,034)	5,636
Loss on disposition of property and equipment	24	47
Restructuring, net of cash paid	1,213	—
Income tax benefit on stock options exercised	10,357	1,033
Excess tax benefits from stock-based compensation	(5,878)	—
Changes in operating assets and liabilities:
Accounts receivable	1,069	2,756
Accumulated implementation costs	(1,378)	170
Prepaid and other current assets	(708)	(1,597)
Other assets	1,302	(5,723)
Accounts payable	1,828	3,718
Accrued compensation and related benefits	(1,209)	1,746
Customer deposits and deferred revenue	(464)	(476)
Other liabilities and tax contingency reserve	1,279	475

Net cash provided by operating activities	31,668	30,888

Cash flows from investing activities:
Purchases of investments:
Held-to-maturity	(61,941)	(60,911)
Available-for–sale	(800)	(15,073)
Other instruments	—	(500)
Proceeds from maturity of investments:
Held-to-maturity	52,270	44,814
Available–for–sale	1,603	3,615
Purchase of property and equipment	(8,543)	(8,077)

Net cash used in investing activities	(17,411)	(36,132)

Cash flows from financing activities:
Principal payments on capital leases	(102)	—
Acquisition of treasury stock	(75,381)	(46,184)
Proceeds from issuance of common stock	28,282	7,157
Excess tax benefits from stock-based compensation	5,878	—

Net cash used in financing activities	(41,323)	(39,027)

Net decrease in cash and cash equivalents	(27,066)	(44,271)
Cash and cash equivalents, beginning of period	50,734	64,682

Cash and cash equivalents, end of period	$23,668	$20,411

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$42	$—
Cash paid during the period for income taxes	$789	$861
Non-cash items:
Accrued property and equipment	$290	$(909)
Accrued treasury stock purchase	$1,848	$—
Settlement of Escrow Claim (see notes 2 and 5)
Reduction of goodwill	$1,992	$—
Increase in additional paid-in capital	$365	$—
Return of common stock included in treasury stock	$2,357	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Treasury Stock, at cost	Deferred Stock-Based Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	37,221,490	$37	$472,729	(2,544,509)	$(50,091)	$(4,466)	$(87,140)	$331,069
Reclassification of deferred stock-based compensation upon adoption of SFAS 123(R) (Note 8)	—	—	(4,466)	—	—	4,466	—	—
Stock options exercised	1,504,380	2	26,493	—	—	—	—	26,495
Issuance of restricted stock	121,381	—	—	—	—	—	—	—
Tax benefit on stock options exercised	—	—	10,357	—	—	—	—	10,357
Proceeds from other issuance of common stock	124,497	—	1,787	—	—	—	—	1,787
Purchase of treasury stock, at cost	—	—	—	(2,352,965)	(77,229)	—	—	(77,229)
Settlement of escrow claim	—	—	365	(119,834)	(2,357)	—	—	(1,992)
Stock-based compensation	—	—	5,239	—	—	—	—	5,239
Restricted stock forfeitures and other	(626)	—	(43)	(1,296)	—	—	—	(43)
Net income	—	—	—	—	—	—	12,550	12,550

Balance at June 30, 2006	38,971,122	$39	$512,461	(5,018,604)	$(129,677)	—	$(74,590)	$308,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL INSIGHT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

Digital Insight Corporation (the “Company”), incorporated in March 1997 in Delaware, provides outsourced online banking applications and services to banks, credit unions and savings and loan associations. Its outsourcing operations include three operating segments: Internet banking, business banking and lending. The Internet banking segment includes online banking for consumers, including bill payment and bill presentment, and the business banking segment includes online banking for business organizations ranging from small businesses to large corporations. The lending operation provides tools for financial institutions to streamline underwriting decisioning and processing of consumer loans originated through the Internet, branch and call center channels. Substantially all of the Company’s revenues are derived from these products and services. The Company’s consolidated financial statements include the accounts of its subsidiaries, and there were no inter-company transactions requiring elimination in consolidation.

Method of presentation

The accompanying condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the “SEC”). Independent auditors have not audited these condensed consolidated financial statements. The condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

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

On November 10, 2005, the FASB issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company has up to one year from the date of the adoption of FAS 123(R) to elect to use the simplified method. The Company is in the process of evaluating this FSP and the effect the election would have on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its condensed consolidated financial statements.

Reclassification

Certain prior year reported amounts have been reclassified to conform to the 2006 presentation. Accounts payable and accrued expenses and other liabilities related to the acquisition of property and equipment have been excluded from the statement of cash flows balances at June 30, 2006 and 2005. In addition, the related amount in property and equipment purchased during those years has been excluded as well, with the activity being disclosed in the supplemental disclosure of non-cash activity. The amount has been reflected as a cash outflow under purchase of property and equipment in the period the liability was paid. The effect of this reclassification was a reduction of $909,000 to previously reported cash used to purchase property and equipment for the six months ended June 30, 2005 and a corresponding decrease to operating cash flows for the same period.

2.	Goodwill and Intangibles

In June 2006, the Company settled its escrow arbitration claims with the former stockholders of Magnet Communications following the purchase of Magnet in 2003 (see note 5). As part of this settlement, the Company recovered 119,834 shares of common stock that have been held in escrow since the acquisition closed. The former stockholders of Magnet received the remaining 25,000 shares and approximately $3.5 million in cash held in escrow. All of the shares held in escrow were included in the initial purchase price allocation. Consequently, goodwill and stockholders’ equity were reduced by approximately $2.0 million.

Goodwill by operating segment as of June 30, 2006 and December 31, 2005 is set forth below (in thousands):

	Internet Banking	Business Banking	Lending	Total
Balance, December 31, 2005	$70,110	$34,290	$31,982	$136,382
Settlement of escrow	—	(1,992)	—	(1,992)

Balance, June 30, 2006	$70,110	$32,298	$31,982	$134,390

As of June 30, 2006 and December 31, 2005, all other intangible assets were subject to amortization. A summary of the other intangible assets as of June 30, 2006 and December 31, 2005 is set forth below (in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Life
June 30, 2006:
Customer relationships	$33,330	$(27,270)	$6,060	6 years
Acquired technology	12,840	(12,313)	527	4.1 years
Acquired backlog	1,800	(1,033)	767	4.5 years
Trade name	200	(200)	—	1 year

Total intangible assets	$48,170	$(40,816)	$7,354

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Life
December 31, 2005:
Customer relationships	$33,330	$(26,310)	$7,020	6 years
Acquired technology	12,840	(11,439)	1,401	4.1 years
Acquired backlog	1,800	(833)	967	4.5 years
Trade name	200	(200)	—	1 year

Total intangible assets	$48,170	$(38,782)	$9,388

Amortization expense for all intangible assets was $957,000 and $2.0 million, and $2.0 million and $4.1 million for the three and six months ended June 30, 2006 and 2005, respectively. Estimated intangible asset amortization expense remaining for the next five years is as follows (in thousands):

2006 (Remaining six months)	$1,688
2007	2,321
2008	954
2009	788
2010	788

3.	Restructuring

In December 2005, the Company initiated restructuring activities involving the outsourcing of the call center associated with the lending division and realigning certain resources to enhance profitability in the lending division. As a result of these restructuring activities, the Company reduced space utilized at one of its facilities, disposed of certain related assets and eliminated approximately 90 employee positions. The call center migration and the work force reduction were generally completed by April 30, 2006. The Company recorded charges for severance related payments, asset disposals and other related costs for these activities as a restructuring charge on the statements of operations.

The charges related to the restructuring were as follows (in thousands):

	Total Restructuring Charges Expected to be Recognized	Restructuring Charges Recognized for the Three Months Ended June 30, 2006	Cumulative Restructuring Charges Recognized through June 30, 2006
One-time termination benefits	$948	$76	$830
Contract termination costs	118	58	58
Other associated costs	1,222	218	1,137

Total	$2,288	$352	$2,025

The restructuring activity has resulted in the following accrual as of June 30, 2006 (in thousands):

	Restructuring Costs Accrued, Net as of March 31, 2006	Restructuring Costs Accrued in the Three Months Ended June 30, 2006	Payments made during the Three Months Ended June 30, 2006	Balance at June 30, 2006
One-time termination benefits	$499	$76	$(511)	$64
Other associated costs	—	72	(72)	—

Total	$499	$148	$(583)	$64

4.	Reportable Segments and Major Customers

The Company manages its business through three reportable segments: Internet banking, business banking and lending.

The results of operations from these reportable segments were as follows for the three and six month periods ended June 30, 2006 and 2005 (in thousands):

	Internet Banking	Business Banking	Lending	Unallocated (1)	Total
Three months ended June 30, 2006:
Revenues	$50,972	$7,874	$2,776	$—	$61,622
Cost of revenues (4)	21,602	3,137	2,023	454	27,216
Gross profit	29,370	4,737	753	(454)	34,406
Operating expenses (2)	9,913	3,670	1,188	9,997	24,768
Income (loss) from operations	19,457	1,067	(435)	(10,451)	9,638
Three months ended June 30, 2005:
Revenues	$42,126	$6,643	$3,555	$—	$52,324
Cost of revenues	17,233	2,809	2,155	—	22,197
Gross profit	24,893	3,834	1,400	—	30,127
Operating expenses (3)	8,394	3,203	1,177	8,015	20,789
Income (loss) from operations	16,499	631	223	(8,015)	9,338
Six months ended June 30, 2006:
Revenues	$98,674	$15,397	$5,441	$—	$119,512
Cost of revenues (4)	41,268	6,188	4,256	807	52,519
Gross profit	57,406	9,209	1,185	(807)	66,993
Operating expenses (2)	18,940	7,232	3,350	17,835	47,357
Income (loss) from operations	38,466	1,977	(2,165)	(18,642)	19,636
Six months ended June 30, 2005:
Revenues	$84,479	$13,091	$6,501	$—	$104,071
Cost of revenues	34,685	5,500	4,351	—	44,536
Gross profit	49,794	7,591	2,150	—	59,535
Operating expenses (3)	16,703	6,367	2,213	15,991	41,274
Income (loss) from operations	33,091	1,224	(63)	(15,991)	18,261

(1)	Unallocated amounts include intangible asset amortization, stock-based compensation, and general and administrative expenses that are not included in the measure of segment profit or loss used internally to evaluate the segment operating results.

(2)	Unallocated operating expenses include $957 and $2,034 of intangible asset amortization, $2,652 and $4,432 of stock-based compensation under SFAS 123(R) and $6,388 and $11,369 of general and administrative expenses for the three and six months ended June 30, 2006.

(3)	Unallocated operating expenses include $2,025 and $4,050 of intangible asset amortization and $5,990 and $11,941 of general and administrative expenses for the three and six months ended June 30, 2005.

(4)	Unallocated cost of revenues includes $454 and $807 of stock-based compensation under SFAS 123(R) for the three and six months ended June 30, 2006.

The Company assesses the performance of its long-lived assets in the aggregate and accordingly assets are not presented on a segment basis.

For the three and six month periods ended June 30, 2006 and 2005, no customer comprised more than 10% of total revenues. The Company has no significant foreign operations.

5.	Commitments and Contingencies

The Company accounts for contingent liabilities, including pending and threatened litigation and tax contingencies, in accordance with SFAS No. 5, Accounting for Contingencies and records liabilities when the outcome is deemed probable and the amount is reasonably estimable.

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

Magnet Claims

Approximately $3.5 million of cash and 144,834 shares of the Company’s common stock issued in connection with its acquisition of Magnet were held in escrow. The Company notified the prior stockholders of Magnet that it had various claims against them in connection with the acquisition, and sought recovery of damages, including the amounts in escrow. The prior stockholders initiated arbitration proceedings in Los Angeles, California, seeking release of the escrowed amounts. In June 2006, the Company settled the arbitration claims and related legal proceedings. As part of this settlement, the Company recovered 119,834 shares of common stock held in escrow. The prior stockholders of Magnet will receive the remaining 25,000 shares and approximately $3.5 million in cash held in escrow. The settlement agreement, which was also signed by certain former executives of Magnet in July 2006, provides the dismissal of all pending legal proceedings by all parties. All of the shares held in escrow were included in the purchase price allocation. Consequently, goodwill and stockholders’ equity have been reduced by approximately $2.0 million to reflect the shares returned to the Company.

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

Tax Contingencies

The Company records a contingent income tax liability for differences between the as-filed basis and book basis of certain tax assets and liabilities. As of June 30, 2006 and December 31, 2005, the cumulative tax contingency reserve of $5.3 million and $5.2 million, respectively, is included in current liabilities on the accompanying condensed consolidated balance sheets.

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

In February 2006, the Company announced that its Board of Directors had approved a share repurchase program for up to $50.0 million. The Company repurchased 1,492,744 shares for an aggregate cost of $50.0 million.

In May 2006, the Company announced that its Board of Directors had approved a share repurchase program for up to $50.0 million. As of June 30, 2006, the Company had repurchased 860,221 shares for an aggregate cost of $27.2 million.

In August 2006, the Company announced that its Board of Directors had approved a share repurchase program for up to $50.0 million.

There are no restrictions on the Company’s treasury stock. The repurchased common stock is classified as “Treasury stock, at cost” in the accompanying condensed consolidated balance sheets.

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$6,349	$6,395	$12,550	$12,118

Denominator for basic calculation	34,340	34,811	34,416	35,183
Dilutive effect of common stock equivalents outstanding	885	954	974	652

Denominator for diluted calculation	35,225	35,765	35,390	35,835

Basic net income per share	$0.18	$0.18	$0.36	$0.34
Diluted net income per share	$0.18	$0.18	$0.35	$0.34

Common stock equivalents that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Warrants	—	—	—	44
Stock options, restricted stock and employee stock purchase plan	1,090	1,168	1,068	1,981

	1,090	1,168	1,068	2,025

8.	Stock-Based Compensation

Stock options

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, the Company grants options from: 1) the 1997 Stock Plan (the “1997 Plan”), under which options could be granted to all employees, non-employee board members and consultants; 2) the 1999 Stock Plan (the “1999 Plan”), under which options could be granted to all employees, non-employee board members and consultants; and 3) the 2001 Non-Employee Director Stock Option Plan, which provides for the granting of stock options to outside directors who are not employees of the Company. The plans listed above are collectively referred to in the following discussion as “the Plans.” Option vesting periods are generally four years for all of the Plans. The maximum contractual term of our options is ten years. Our option plans, excluding acquired plans, permit the grant of shares for up to 11.7 million shares of common stock.

Restricted stock grants

The Company grants restricted shares to employees under the 1999 Plan. Restricted stock grants generally vest annually over four years but are considered issued at the time of grant, as the stockholders are entitled to dividends and voting rights.

1999 Employee Stock Purchase Plan

The Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) allows eligible employees to have up to 15% of their earnings withheld, up to certain maximums, and to be used to purchase shares of the Company’s common stock on every May 1 and November 1 of each year. The price of the common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the offering date of each two-year offering period or the specified purchase date. Our purchase plan permits the purchase of up to 2.1 million shares of common stock.

Adoption of SFAS 123(R)

The Company adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. The Company recognizes compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model using a straight-line amortization method. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and six month periods ended June 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of historical option forfeitures. The impact on the Company’s results of operations of recording stock-based compensation was as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenues	$454	$807
Sales, general and administrative	2,035	3,357
Research and development	617	1,075

	$3,106	$5,239

Prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $5.9 million of excess tax benefits for the six months ended June 30, 2006 have been classified as a financing cash inflow. Cash received from option exercises and employee stock purchase plan purchases for the six month periods ended June 30, 2006 and 2005, was $28.3 million and $7.2 million, respectively. The actual tax benefits recognized in net income related to stock-based compensation for the three and six months ended June 30, 2006 were $869,000 and $1.5 million, respectively. The actual tax benefits recognized in net income related to stock-based compensation for the three and six months ended June 30, 2005 were $16,000 and $31,000, respectively. Also, in connection with the adoption of SFAS 123(R), the Company reclassed $4.5 million out of deferred stock-based compensation to additional paid-in capital.

Valuation assumptions

The following assumptions were used for each respective period to value option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rates	4.78%	3.62% -3.90%	4.31% -4.78%	3.28% -3.90%
Expected term (in years)	4.5	3.5	4.5	3.5
Dividend yield	0%	0%	0%	0%
Expected volatility	56%	63%	56%	63%

The Company’s computation of expected volatility for 2006 is based on a combination of historical and market-based implied volatility from traded options on our stock. Prior to 2006, the Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected term in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based payment award activity

The following table summarizes activity under the Company’s equity incentive plans for the six months ended June 30, 2006 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	4,660,112	$20.44
Granted	534,050	33.43
Exercised	(1,504,380)	17.61
Forfeited/expired/cancelled	(105,073)	22.32

Outstanding at June 30, 2006	3,584,709	$23.51	7.25	$43,585

Vested and expected to vest at June 30, 2006	3,326,486	$23.36	7.11	$41,252

Options exercisable at June 30, 2006	1,634,548	$25.01	5.58	$20,050

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 3.0 million options that were in-the-money at June 30, 2006. During the three months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $11.2 million and $1.6 million, respectively, determined as of the date of option exercise. During the six months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $24.9 million and $2.3 million, respectively, determined as of the date of option exercise. As of June 30, 2006, there was approximately $23.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock awards plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the three months ended June 30, 2006 and 2005 was $2.1 million and $3.8 million, respectively. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $5.6 millions and $7.4 million, respectively.

As of June 30, 2006, there was approximately $7.9 million of total unrecognized compensation cost related to unvested restricted stock. The cost is expected to be recognized over a weighted average period of 2.1 years.

For the three and six months ended June 30, 2006, the stock-based compensation expense related to the activity under the Purchase Plan was $524,000 and $1.0 million, respectively. As of June 30, 2006, there was $1.3 million of unrecognized compensation cost related to the Purchase Plan which is expected to be recognized over a weighted average period of 0.8 years.

The weighted average grant-date fair value of options granted in the six month periods ended June 30, 2006 and 2005 was $16.91 and $8.33, respectively.

A summary of the status and changes of the Company’s restricted stock related to the Company’s stock plans as of and during the six months ended June 30, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock at January 1, 2006	188,746	$25.67
Granted	121,381	34.03
Vested	(3,750)	16.79
Forfeited	(626)	29.48

Restricted stock at June 30, 2006	305,751	$29.08

Pro forma information for periods prior to the adoption of SFAS 123(R)

Prior to the adoption of FAS No. 123(R), the Company provided the disclosures required under FAS No. 123, as amended by FAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Employee stock-based compensation expense recognized under SFAS 123(R) was not reflected in the Company’s results of operations for the three and six month periods ended June 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were estimated and applied to determine stock-based compensation. Previously reported amounts have not been restated.

The pro forma information for the three and six months ended June 30, 2005 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$6,395	$12,118
Add: Stock-based compensation expense included in reported income, net of tax	23	47
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	1,314	2,431

Pro forma net income	$5,104	$9,734

Earnings per share:
Basic — Reported	$0.18	$0.34
Pro forma	$0.14	$0.27
Diluted — Reported	$0.18	$0.34
Pro forma	$0.14	$0.27

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We manage our business through three reportable segments: Internet banking, business banking and lending. Our Internet banking segment includes online banking for consumers, which includes bill payment and bill presentment. Our business banking segment includes online business banking for small to large financial institutions. Our lending operation offers online lending for consumer loans. In addition, general and administrative expenses and stock-based compensation expenses are managed on a company-wide basis across all of our operations and therefore, these expenses are not included in the operating results of the business segments.

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

Stock-based compensation

Upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), we now record stock-based compensation for all of our share-based awards. The application of this standard had a material impact on our consolidated statements of operations and cash flows.

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

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first and second quarter of 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The cumulative effect upon adoption of SFAS 123(R) was not material.

Known trends and uncertainties

The following discussion identifies known trends and uncertainties currently impacting each of our business segments.

The growth in our Internet banking revenues during the first six months of 2006 was driven primarily by a 19% increase in Internet banking end users and a 37% increase in online bill payment users at June 30, 2006 when compared to June 30, 2005. Revenue from end user growth was partially offset by a slight decrease in the average revenue per end user, due primarily to price discounts experienced at the time of contract renewal (generally once every three to five years) and the effects of tiered pricing incentives in most of our contracts. We expect a continuing modest decline in average monthly revenue per Internet banking end user over the next several years as our base of end users continues to increase and as customers renew their contracts with us. Additionally, growth in Internet banking and bill payment end users can vary significantly from quarter to quarter due to the timing of client implementations, merger and acquisition activity among our client base that can lead to client deactivations, the effectiveness of our cooperative marketing initiatives, and other factors outside of our control.

The growth in our business banking revenues during the first six months of 2006 compared to 2005 was driven by an increase in the number of business banking hosted end users and an increase in professional services revenues. We continue to invest significant resources to further develop our business banking software for large financial institutions (a product line resulting from our acquisition of Magnet in November 2003), including an initiative to standardize the Magnet software code which should lead to greater efficiency in future product development. Although our financial results and outlook for the acquired business has continued to improve in recent quarters, professional service fees and license fees generated from large banks deploying our software in-house are less predictable, and fluctuate more significantly, than the recurring service fees generated within our outsourcing business. Recurring revenue contributions from our outsourced business banking products, including the Magnet products hosted in our data center, remained strong, and we expect that this performance will continue.

The decrease in our lending revenues during the six month period ended June 30, 2006 reflects the continuation of a shift in the percentage of applications processed from the call center to our Internet channel, client attrition and $500,000 in license fees recognized in the second quarter of 2005. Internet-based applications result in lower revenue per application compared to applications received through the call center. We expect the Internet channel to continue to increase as a percentage of total loan applications processed in future quarters. During the first half of 2006, we outsourced our lending call center to a third party provider of call center services and eliminated 90 positions in a restructuring of the lending business. Although outsourcing the call center has reduced our cost structure, revenues and operating profitability for the lending business have continued to underperform relative to our prior expectations. We expect lending revenues for the balance of 2006 to remain below comparable levels in 2005 as we continue to pursue new sales channels for our lending products. In light of the continuing underperformance relative to our prior financial projections, we continue to monitor the carrying values of the lending segment’s assets for potential impairment.

Results of operations

We manage our business through three reportable segments: Internet banking, business banking and lending.

Summarized results of operations for our reportable segments were as follows for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	(dollars in thousands)
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues:
Internet banking	$50,972	83	$42,126	80	$98,674	83	$84,479	81
Business banking	7,874	13	6,643	13	15,397	13	13,091	13
Lending	2,776	4	3,555	7	5,441	4	6,501	6

Total	$61,622	100	$52,324	100	$119,512	100	$104,071	100

	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
Gross profit:
Internet banking	$29,370	58%	$24,893	59%	$57,406	58%	$49,794	59%
Business banking	4,737	60	3,834	58	9,209	60	7,591	58
Lending	753	27	1,400	39	1,185	22	2,150	33
Unallocated (5)	(454)	n/a	—	—	(807)	n/a	—	—

Total	$34,406	56%	$30,127	58%	$66,993	56%	$59,535	57%

	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating expenses:
Internet banking	$9,913	40	$8,394	40	$18,940	40	$16,703	41
Business banking	3,670	15	3,203	15	7,232	15	6,367	15
Lending	1,188	5	1,177	6	3,350	7	2,213	5
Unallocated (2) (3) (4)	9,997	40	8,015	39	17,835	38	15,991	39

Total	$24,768	100	$20,789	100	$47,357	100	$41,274	100

	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
Income from operations:
Internet banking	$19,457	38%	$16,499	39%	$38,466	39%	$33,091	39%
Business banking	1,067	14	631	9	1,977	13	1,224	9
Lending	(435)	(16)	223	6	(2,165)	(40)	(63)	(1)
Unallocated (2) (3) (4)	(10,451)	n/a	(8,015)	—	(18,642)	n/a	(15,991)	—

Total	$9,638	16%	$9,338	18%	$19,636	16%	$18,261	18%

(1)	Margin represents dollar amounts as a percentage of revenues.

(2)	Unallocated amounts include intangible asset amortization, stock-based compensation, and general and administrative expenses that are not included in the measure of segment profit or loss used internally to evaluate the segment operating results.

(3)	Unallocated operating expenses include $957 and $2,034 of intangible asset amortization, $2,652 and $4,432 of stock-based compensation under SFAS 123(R) and $6,388 and $11,369 of general and administrative expenses for the three and six months ended June 30, 2006.

(4)	Unallocated operating expenses include $2,025 and $4,050 of intangible asset amortization and $5,990 and $11,941 of general and administrative expenses for the three and six months ended June 30, 2005.

(5)	Unallocated cost of revenues includes $454 and $807 of stock-based compensation under SFAS 123(R) for the three and six months ended June 30, 2006.

We assess the performance of our long-lived assets in the aggregate and, accordingly, assets are not presented on a segment basis.

For the three and six month periods ended June 30, 2006 and 2005, no customer comprised more than 10% of total revenues. We have no significant foreign operations.

A large portion of our Internet banking revenue is attributable to the number of active Internet banking end users and bill payment end users at our financial institution customers. Summarized end users, in thousands, at June 30, 2006 and 2005 were as follows:

	June 30, 2006		June 30, 2005
	End Users	Penetration (1)	End Users	Penetration (1)
Potential end users at live sites	36,800	n/a	35,200	n/a
Active Internet banking end users (2)	6,799	18.5%	5,712	16.2%
Bill payment end users	1,636	24.1%	1,196	20.9%

(1)	Penetration for active end users is calculated as a percentage of potential end users at live sites. Penetration for bill payment end users is calculated as a percentage of active Internet banking end users.

(2)	Active Internet banking end users are consumers whose basic account information is available online as specified by our contract with the financial institution.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues: Total revenues for the three months ended June 30, 2006 were $61.6 million, an increase of 18% from the $52.3 million reported for the same period of the prior year.

Our Internet banking division reported revenues of $51.0 million for the quarter ended June 30, 2006 compared to $42.1 million for the same quarter last year. This increase of $8.8 million, or 21%, was primarily due to an increased number of active Internet banking end users and bill payment end users within our existing customer base and an increase of approximately $2.2 million from other revenues primarily attributable to contract termination fees and training fees. We recognized the majority of our training fees in connection with our annual client conference – held during the second quarter in 2006 and the first quarter of 2005. Active Internet banking end users increased 19% to 6,799,000 users at June 30, 2006 from 5,712,000 users at June 30, 2005. Bill payment end users increased 37% to 1,636,000 users at June 30, 2006 from 1,196,000 users at June 30, 2005.

Revenues generated by the business banking division were $7.9 million for the quarter ended June 30, 2006, compared to $6.6 million for the quarter ended June 30, 2005. The increase of $1.2 million, or 19%, is primarily attributable to an increase in the number of business banking hosted end users and an increase in professional services revenues in 2006 as compared to 2005.

Revenues related to the lending division for the quarter ended June 30, 2006 were $2.8 million compared to $3.6 million for the quarter ended June 30, 2005. This decrease of $779,000, or 22%, resulted primarily from a one-time license fee of approximately $500,000 recognized in 2005 and the continued shift in applications from the call center to the Internet channel (which results in lower revenue per application).

Cost of Revenues: Cost of revenues is comprised primarily of salaries and related personnel expenses, network costs, depreciation and amortization of equipment and software used in providing our services, expenses related to the operation of our data centers including communication services, fees paid to third parties including bill payment, online statement and check imaging vendors, amortization of deferred implementation costs and stock-based compensation. Cost of revenues increased $5.0 million, or 23%, to $27.2 million for the three months ended June 30, 2006 from $22.2 million for the same period last year as a result of increases in the Internet banking and business banking divisions as described below. Cost of revenues also includes $454,000 of stock-based compensation expense related to the application of SFAS 123(R) in 2006. Stock-based compensation has been excluded from the segment results.

Cost of revenues for the quarter ended June 30, 2006 included $21.6 million related to our Internet banking division compared to $17.2 million for the quarter ended June 30, 2005. This increase of $4.4 million, or 12%, was primarily due to an increase in third-party costs related to our bill pay product that were driven by the increase in revenues discussed above. Also contributing to the increase were costs associated with the annual client conference.

Cost of revenues for the business banking division increased $328,000 for the three months ended June 30, 2006 from $2.8 million to $3.1 million. Our cost of revenues increased as a result of the increase in revenues mentioned above.

Cost of revenues related to the lending division decreased slightly to $2.0 million for the three months ended June 30, 2006 as compared to the same period in the prior year.

Gross Profit: Gross profit increased $4.3 million, or 14%, from $30.1 million for the three months ended June 30, 2005 to $34.4 million for the three months ended June 30, 2006. Overall gross profit increased primarily due to the increase in revenues mentioned above.

Gross profit margin for the Internet banking business decreased slightly to 58% for the three months ended June 30, 2006 from 59% for the three months ended June 30, 2005, due primarily to the costs from the annual client conference in the second quarter of 2006 and product mix.

The business banking gross profit margin increased to 60% in the three months ended June 30, 2006 from 58% in the same period last year. The increase is attributable to rapid growth in business banking end users contributing to increased revenues while cost of revenues remained relatively flat.

Gross profit margin for the lending division decreased to 27% for the three months ended June 30, 2006 from 39% for the same period last year. The decrease in gross margin for the lending division is primarily attributable to the decrease in revenues and the one-time license revenue of $500,000 in the second quarter a year ago that included no corresponding costs.

Operating Expenses: Operating expenses include sales, general and administrative expenses, research and development, amortization of intangible assets, restructuring charges and stock-based compensation. Operating expenses were $24.8 million for the three months ended June 30, 2006, an increase of $4.0 million, or 19%, from $20.8 million in the three months ended June 30, 2005. This increase in operating expenses is primarily due to stock-based compensation expense of $2.6 million related to the application of SFAS 123(R), increases in research and development personnel costs of $1.0 million, legal expenses associated with the Magnet settlement, $436,000 in expenses associated with the annual client conference, and restructuring charges related to the Lending division outsourcing of $352,000. These increases were partially offset by a reduction in amortization of intangibles expense of $1.1 million and $605,000 in incentive compensation as described below during the three months ended June 30, 2006.

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

Sales, general and administrative expenses increased $2.9 million, or 22%, from $13.1 million for the three months ended June 30, 2005 to $16.0 million for the three months ended June 30, 2006. This increase was due primarily to a $2.0 million increase in stock-based compensation expense under SFAS 123(R), legal expenses associated with the Magnet settlement, and marketing expenses of $436,000 associated with the annual client conference. These expenses were partially offset by a reduction of $605,000 in incentive compensation expense in 2006. In 2005, the annual client conference was held in the first calendar quarter, whereas the 2006 annual conference was held in the second quarter.

Research and Development: Research and development expenses consist primarily of salaries, personnel expenses and consultant fees related to the design, development, testing and enhancement of our products and data processing vendor interface software, and stock-based compensation. Research and development expenses increased to $7.5 million for the three months ended June 30, 2006 from $5.7 million for the three months ended June 30, 2005. The increase of $1.8 million was primarily due to an increase of $1.0 million in product development personnel costs, the impact of SFAS 123(R) resulting in stock-based compensation expenses of $617,000, and a reduction of $157,000 in capitalized software due to the timing of certain projects. We will continue to invest significantly in product enhancements, which could further increase our research and development expenses in the future.

Amortization of Intangible Assets: Amortization of intangible assets was $957,000 for the three months ended June 30, 2006 and $2.0 million for the comparable prior year period. The decrease is due to certain intangibles becoming fully amortized during 2005.

Restructuring charge: In December 2005, we initiated restructuring activities involving the outsourcing of the call center associated with the lending division and realigning certain resources to enhance profitability in the lending division. As a result of these restructuring activities, we reduced the space utilized at one of our facilities, disposed of certain related assets and eliminated approximately 90 employee positions. The call center migration and the work force reduction were generally completed by April 30, 2006. We recorded charges for severance related payments, asset disposals and other related costs for these restructuring activities and these costs are included in operating expenses on the statements of operations.

The charges related to the restructuring were as follows (in thousands):

	Total Restructuring Charges Expected to be Recognized	Restructuring Charges Recognized for the Three Months Ended June 30, 2006	Cumulative Restructuring Charges Recognized through June 30, 2006
One-time termination benefits	$948	$76	$830
Contract termination costs	118	58	58
Other associated costs	1,222	218	1,137

Total	$2,288	$352	$2,025

The restructuring activity has resulted in the following accrual as of June 30, 2006 (in thousands):

	Restructuring Costs Accrued, Net as of March 31, 2006	Restructuring Costs Accrued in the Three Months Ended June 30, 2006	Payments Made During the Three Months Ended June 30, 2006	Balance at June 30, 2006
One-time termination benefits	$499	$76	$(511)	$64
Other associated costs	—	72	(72)	—

Total	$499	$148	$(583)	$64

Provision for Income Taxes: During the three months ended June 30, 2006, we recorded a provision for income taxes of $4.5 million compared to $3.7 million for the three months ended June 30, 2005. The current quarter’s provision reflects an increase in the effective tax rate to 41.6% due to the expiration of the research and development tax credit for federal tax purposes on December 31, 2005, the impact of SFAS 123(R), and a one-time charge related to the filing of amended state tax returns for prior years. The prior year’s tax rate was 36.8%. If the research and development credit is reinstated by Congress, we will have a reduction in our effective tax rate in the future.

As discussed in “Liquidity and Capital Resources,” we do not expect to make significant cash tax payments, except for alternative minimum tax, until 2007, due to utilization of our net operating loss and research and development credit carry-forwards to offset our current income tax liabilities.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues: Total revenues for the six months ended June 30, 2006 were $119.5 million, an increase of 15% from the $104.1 million reported for the same period of the prior year.

Our Internet banking division reported revenues of $98.7 million for the six months ended June 30, 2006 compared to $84.5 million for the same period of the prior year. This increase of $14.2 million, or 17%, was primarily due to an increased number of active Internet banking end users and bill payment end users within our existing customer base and a $1.5 million increase in other revenues including implementation fees and contract termination fees.

Revenues generated by the business banking division were $15.4 million for the six months ended June 30, 2006 compared to $13.1 million for the same period of the prior year. The increase of $2.3 million, or 18%, is primarily attributable to an increase in the number of business banking hosted end users and an increase in professional services revenues in 2006 as compared to 2005.

Revenues related to the lending division for the six months ended June 30, 2006 were $5.4 million compared to $6.5 million for the period of the prior year. This decrease of $1.1 million, or 16%, resulted primarily from a one-time license fee of approximately $500,000 recognized in 2005 and a continued shift in applications from the call center to the Internet channel (which results in lower revenue per application).

Cost of Revenues: Cost of revenues is comprised primarily of salaries and related personnel expenses, network costs, depreciation and amortization of equipment and software used in providing our services, expenses related to the operation of our data centers including communication services, fees paid to third parties including bill payment, online statement, and check imaging vendors, amortization of deferred implementation costs and stock-based compensation. Cost of revenues increased $8.0 million, or 18%, to $52.5 million for the six months ended June 30, 2006 from $44.5 million for the same period last year as a result of increases in the Internet banking and business banking divisions as described below. Cost of revenues also includes $807,000 of stock-based compensation expense related to the application of SFAS 123(R) in 2006. Stock-based compensation has been excluded from the segment results below.

Cost of revenues for the six months ended June 30, 2006 included $41.3 million related to our Internet banking division compared to $34.7 million for the same period of the prior year. This increase of $6.6 million, or 19%, was primarily due to an increase in third-party costs related to our bill pay product that were driven by the increase in revenues discussed above.

Cost of revenues for the business banking division increased $688,000 for the six months ended June 30, 2006 from $5.5 million to $6.2 million. Our cost of revenues increased as a result of the increase in revenues mentioned above.

Cost of revenues related to the lending division remained relatively constant at $4.3 million for the six months ended June 30, 2006 and 2005.

Gross Profit: Gross profit increased $7.5 million, or 13%, from $59.5 million for the six months ended June 30, 2005 to $67.0 million for the six months ended June 30, 2006. Overall gross profit increased primarily due to the increase in revenues mentioned above

Gross profit margin for the Internet banking business decreased slightly to 58% for the six months ended June 30, 2006 from 59% for the same period of the prior year primarily due to product mix.

The business banking gross profit margin increased to 60% in the six months ended June 30, 2006 from 58% in the same period last year. The increase is attributable to rapid growth in business banking end users contributing to increased revenues while cost of revenues remained relatively flat.

Gross profit margin for the lending division decreased to 22% for the six months ended June 30, 2006 from 33% for the same period last year. The decrease in gross margin for the lending division is primarily attributable to the decrease in revenues.

Operating Expenses: Operating expenses include sales, general and administrative expenses, research and development, amortization of intangible assets, restructuring charges and stock-based compensation. Operating expenses were $47.4 million for the six months ended June 30, 2006, an increase of $6.1 million, or 15%, from $41.3 million in the six months ended June 30, 2005. This increase in operating expenses is primarily due to stock-based compensation expense related to the application of SFAS 123(R) of $4.4 million, increases in research and development personnel costs of $1.6 million, restructuring charges related to the Lending division call center outsourcing of $1.6 million, legal expenses associated with the Magnet settlement and other personnel costs. These increases were partially offset by a reduction in amortization of intangibles expenses of $2.0 million as described below during the six months ended June 30, 2006.

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

Sales, general and administrative expenses increased $3.1 million, or 12%, from $26.2 million for the six months ended June 30, 2005 to $29.3 million for the six months ended June 30, 2006. This increase was due primarily to a $3.3 million increase in stock-based compensation expense under SFAS 123(R) in 2006 and additional personnel costs, offset by a $1.1 million decrease in incentive compensation.

Research and Development: Research and development expenses consist primarily of salaries, personnel expenses and consultant fees related to the design, development, testing and enhancement of our products and data processing vendor interface software, and stock-based compensation. Research and development expenses increased to $14.5 million for the six months ended June 30, 2006 from $11.0 million for the six months ended June 30, 2005. The increase of $3.4 million was primarily due to an increase of $1.6 million in product development personnel costs, the impact of SFAS 123(R) resulting in stock-based compensation expenses of $1.1 million, and an increase in depreciation expenses of $133,000. We will continue to invest significantly in product enhancements, which could further increase our research and development expenses in the future.

Amortization of Intangible Assets: Amortization of intangible assets was $2.0 million for the six months ended June 30, 2006 and $4.1 million for the comparable prior year period. The decrease is due to certain intangibles becoming fully amortized during 2005 and 2006.

Provision for Income Taxes: During the six months ended June 30, 2006, we recorded a provision for income taxes of $9.5 million compared to $7.5 million for the six months ended June 30, 2005. The current year’s provision reflects an increase in the effective tax rate to 43.0% due to the expiration of the research and development tax credit for the federal tax purposes on December 31, 2005, the impact of SFAS 123(R), and a one-time charge related to the filing of amended state tax returns for prior years. The prior year’s tax rate was 38.1%. If the research and development credit is re-instated by Congress, we will have a reduction in our effective tax rate in the future.

Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalents of $23.7 million, short-term investments of $76.3 million and long-term investments of $6.8 million. Our investments are comprised of readily marketable commercial paper, corporate debt, U.S. government agency securities, auction rate debt and preferred securities, and our warrants in CashEdge as described below. For financial statement presentation, we classify our investments as short-term and long-term based upon their maturity dates. Short-term investments primarily mature within one year of the date of the financial statements and long-term investments mature between one and two years from June 30, 2006. We classify auction rate securities with maturity dates of more than one year as short-term investments as the established interest rate reset periods are less than one year. Our warrants in CashEdge are classified as long-term investments.

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

As of December 31, 2005, we had net operating loss carry-forwards for federal and state tax purposes of $77.3 million and $32.7 million, respectively. The net operating loss carry-forwards are subject to expiration dates if unused that begin in 2006 and extend through 2023. Under the provisions of the Internal Revenue Code of 1986, as amended, certain substantial changes in ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income. As of December 31, 2005, we also had research credit carry-forwards for federal and state tax purposes of $8.4 million and $2.7 million, respectively, that will begin to expire in 2011 for federal income tax purposes; however, these credits do not expire for state income tax purposes.

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

The estimated fair value of the warrants of $500,000 was recorded in long-term investments. The warrants contain a cash-less exercise feature and are therefore considered a derivative financial instrument for accounting purposes. The warrants are marked to market at each reporting date with any unrealized gains or losses reflected in net income. The remaining $5.74 million has been recorded in other assets in the consolidated balance sheets reflecting the value of the new account opening transactions prepurchased from CashEdge of $5.75 million less the value of certain transactions utilized in 2006.

In October 2005, we renewed and amended our agreement with a bank for a revolving credit commitment, or revolver, that expires on October 31, 2007. We increased the facility from $20 million to $30 million and made certain other amendments. Based on the amended terms of the revolver the interest rate is equal to either (i) the bank’s prime rate or (ii) LIBOR plus 1.75%. We may draw down against the revolver by electing either the bank’s prime rate or LIBOR for 1-month, 2-month, 3-month or 6-month LIBOR terms. The revolver is collateralized by all of our assets. There were no amounts outstanding under the revolver as of June 30, 2006.

In February 2006, we announced that our Board of Directors had approved a share repurchase program for up to $50 million. We repurchased 1,492,744 shares for an aggregate cost of $50.0 million.

In May 2006, we announced that our Board of Directors had approved a share repurchase program for up to $50.0 million. As of June 2006, we had repurchased 860,221 shares for an aggregate cost of $27.2 million.

In August 2006, the Company announced that its Board of Directors had approved a share repurchase program for up to $50.0 million.

Prior to adopting SFAS 123(R), we presented all tax benefits resulting form the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of adopting

SFAS 123(R), $5.9 million of excess tax benefits for the six months ended June 30, 2006 have been classified as an operating cash outflow and a financing cash inflow.

Cash and cash equivalents decreased $27.1 million in the six months ended June 30, 2006 to $23.7 million, due primarily to the acquisition of treasury stock of $75.4 million and net purchases of investments of $8.9 million and of property and equipment of $8.5 million. These amounts were partially offset by net operating cash flows of $31.7 million and $28.3 million of proceeds from the issuance of common stock from our stock plans.

Net cash provided by operating activities increased $780,000 for the six months ended June 30, 2006 to $31.7 million from $30.9 million for the six months ended June 30, 2005 due primarily to changes in working capital associated with the collection of software maintenance billings in 2006.

Net cash used in investing activities was $17.4 million for the six months ended June 30, 2006 and $36.1 million for the six months ended June 30, 2005. The change in cash used in investing activities was primarily the result of a decrease in net investment purchases of $19.2 million during the six months ended June 30, 2006 as compared to 2005.

Net cash used in financing activities was $41.3 million for the six months ended June 30, 2006 compared to $39.0 million for the six months ended June 30, 2005. The increase in cash used in financing activities of $2.3 million is primarily due to an increase in cash used to acquire treasury stock of $29.2 million as compared to 2005. This increase in cash used was offset by an increase in proceeds from issuance of common stock in 2006 of $21.1 million as compared to 2005 and an increase in excess tax benefits from stock-based compensation of $5.9 million.

Although we expect to continue to expend significant amounts on ongoing research and development, computer and related data center equipment, and personnel, we believe that our cash, cash equivalents and cash flows from operations will be sufficient to satisfy our cash requirements for the foreseeable future. We have no material commitments, other than obligations under our operating and minimum vendor purchase commitments. We do, however, continually evaluate additional investments in our business particularly in the area of product development and related infrastructure, which could potentially result in significant capital outlays in the future.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

For the three and six months ended June 30, 2006, we did not have any new off-balance sheet transactions, arrangements or obligations, (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. There have been no significant changes in our off-balance sheet arrangements, contractual obligations or commercial commitments since December 31, 2005. Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion of these items.

New accounting standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 54 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective in fiscal years beginning after December 31, 2005. The adoption of SFAS No. 154 did not have a material effect on our consolidated financial statements.

On November 3, 2005, the FASB issued FSP No. FAS 115-1, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP No. 115-1 is effective in fiscal years beginning after December 15, 2005. The adoption of this FSP did not have a material effect on our consolidated financial statements.

On November 10, 2005 FASB issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). We have up to one year from the date of the adoption of FAS 123(R) to elect to use the simplified method. We are in the process of evaluating this FSP and the effect the election would have on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our condensed consolidated financial statements.

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

An increase or decrease in market interest rates by 10% as of June 30, 2006 would not cause a significant change in the fair value of our investments. Although the fair value of short-term and long-term investments may change due to interest rate fluctuations, we have the ability to hold the investments to maturity, which reduces the overall risk.

We are also exposed to the impact of interest rate changes as they affect our revolving credit commitment. The interest rate charged on our bank facility varies with the bank’s prime rate or LIBOR and, consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the facility. As of June 30, 2006, we had no amounts outstanding under our bank facility.

We are not exposed to foreign currency risk since all revenues and expenses are in U.S. dollars.

There were no significant changes to our market risk in the three and six months ended June 30, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of June 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in alerting them, in a timely manner, to material information to be included in our periodic SEC filings.

Changes in Our Controls: There has been no significant change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Magnet Claims

Approximately $3.5 million of cash and 144,834 shares of our common stock issued in connection with the acquisition of Magnet were held in escrow. We notified the prior stockholders of Magnet that we had various claims against them in connection with the acquisition, and sought recovery of damages, including the amounts in escrow. The prior stockholders initiated arbitration proceedings in Los Angeles, California, seeking release of the escrowed amounts. In June 2006, we settled the arbitration claims and related legal proceedings. As part of this settlement, we recovered 119,834 shares of common stock held in escrow. The prior stockholders of Magnet will receive the remaining 25,000 shares and approximately $3.5 million in cash held in escrow. The settlement agreement, which was also signed by certain former executives of Magnet in July 2006, provides the dismissal of all pending legal proceedings by all parties. All of the shares held in escrow were included in the purchase price allocation. Consequently, goodwill and stockholders’ equity have been reduced by $2.0 million to reflect the shares returned to us.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 23, 2006, our stockholders voted with respect to the following matters:

To elect two Class I Directors to serve until the 2009 annual meeting of stockholders and until their successors are elected and qualified.

Name	Votes Received	Votes Withheld
Mr. Henry DeNero	28,423,933 shares	1,894,333 shares
Mr. Jeffrey Stiefler	27,726,642 shares	2,591,624 shares

In addition to the above directors, the following directors will continue in office:

Name	Class	Term Expires
Mr. Michael Hallman	II	2007
Mr. Greg Santora	II	2007
Mr. John Dorman	III	2008
Mr. James McGuire	III	2008
Mr. Robert North	III	2008

To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2006.

For	30,183,822 shares
Against	125,707 shares
Abstain	8,737 shares
Broker Non-Votes	0 shares

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

ITEM 5.	Other Information

Effective as of June 30, 2006, our Board of Directors approved the adoption of the Digital Insight Deferred Compensation Plan, or the Plan.

Under the Plan, employees who are classified as Director-level or above and who have been designated by the Deferred Compensation Committee may make annual irrevocable elections to defer up to 50% of salary and up to 100% of bonuses and commissions. Additionally, non-employee members of the Board of Directors may defer up to 100% of their retainers and fees. We may make individual discretionary credits to a participant’s account under the Plan. Account balances will be credited with income, gains and losses based on the performance of investment funds selected by the participant from a list of funds designated by us. Participants are at all times 100% vested in the amounts credited to their accounts except that discretionary contributions may be subject to a vesting schedule. Participants will be eligible to receive distributions of the vested amounts credited to their accounts at a specified in-service distribution date or after their separation from service in a lump sum pursuant to elections made under the rules of the Plan. At the time of making the deferral election, a participant may instead elect that if he or she separates from service at age 65 or older, payments will be made in annual installments between 2 and 15 years for balances over $10,000. Specified employees must wait 6 months after separation from service, other than as a result of death, to receive a distribution. A copy of the Plan is filed as an exhibit to this quarterly report on Form 10-Q.

ITEM 6.	EXHIBITS

(a) Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of registrant, as currently in effect. Incorporated by reference to the exhibits filed with our Registration Statement on Form S-1 (File No. 333-81547), which was declared effective on September 30, 1999.

3.2	Restated Bylaws of registrant and Amendments One through Eight thereto, as currently in effect. Incorporated by reference to the exhibits filed with our Annual Reports on Form 10-K for the years ended December 31, 2002 and December 31, 2003.

10.1	Employment Offer Letter Agreement between the Registrant and Tom Shen dated June 21, 2006. *

10.2	Digital Insight Deferred Compensation Plan. *

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL INSIGHT CORPORATION

Date: August 7, 2006	By:	/s/ Paul J. Pucino
Paul J. Pucino Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)