Form 10-Q
period 2006-09-30
DIGITAL INSIGHT CORP
filed 2006-11-09
CIK 1037275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were 32,423,300 shares of the registrant’s $0.001 par value common stock outstanding.

DIGITAL INSIGHT CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL INSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$40,556	$50,734
Short-term investments	49,410	65,421
Accounts receivable, net of allowance for doubtful accounts of $1,365 and $1,025	35,162	32,583
Accumulated implementation costs	2,330	2,125
Deferred tax asset, net	8,935	18,987
Prepaid and other current assets	4,892	3,932

Total current assets	141,285	173,782

Property and equipment, net of accumulated depreciation of $75,799 and $69,705	32,011	29,609
Goodwill	102,408	136,382
Intangible assets, net of accumulated amortization of $41,713 and $38,782	6,457	9,388
Accumulated implementation costs	5,468	3,883
Long-term investments	3,949	8,802
Deferred tax asset, net	24,319	17,440
Other assets	5,893	6,116

Total assets	$321,790	$385,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,731	$8,144
Accrued compensation and related benefits	7,403	6,504
Customer deposits and deferred revenue	16,817	16,250
Accrued expenses and other liabilities	11,737	8,931
Current portion of capital lease obligation	309	262
Tax contingency reserve	5,449	5,158

Total current liabilities	52,446	45,249

Customer deposits and deferred revenue	10,760	7,843
Capital lease obligations	1,025	1,241

Total liabilities	64,231	54,333

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 39,060,430 shares issued and 32,622,961 shares outstanding at September 30, 2006 and 37,221,490 shares issued and 34,488,234 shares outstanding at December 31, 2005	39	37
Additional paid-in capital	516,615	472,729
Treasury stock, at cost; 6,129,057 shares at September 30, 2006 and 2,544,509 shares at December 31, 2005	(159,458)	(50,091)
Deferred stock-based compensation	—	(4,466)
Accumulated deficit	(99,637)	(87,140)

Total stockholders’ equity	257,559	331,069

Total liabilities and stockholders’ equity	$321,790	$385,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$61,943	$53,241	$181,455	$157,312
Cost of revenues (including stock-based compensation of $582 and $1,389 for the three and nine months ended September 30, 2006, respectively)	26,858	22,145	79,377	66,681

Gross profit	35,085	31,096	102,078	90,631

Operating expenses:
Sales, general and administrative (including stock-based compensation of $2,324 and $5,681, $131 and $209 for the three and nine months ended September 30, 2006 and 2005, respectively)	15,700	12,605	44,963	38,787
Research and development (including stock-based compensation of $784 and $1,859 for the three and nine months ended September 30, 2006, respectively)	8,408	6,127	22,873	17,169
Amortization of intangible assets	897	2,025	2,931	6,075
Goodwill impairment	31,982	—	31,982	—
Restructuring charge	(181)	—	1,414	—

Total operating expenses	56,806	20,757	104,163	62,031

Income (loss) from operations	(21,721)	10,339	(2,085)	28,600
Interest and other income, net	1,035	907	3,426	2,221

Income (loss) before provision for income taxes	(20,686)	11,246	1,341	30,821
Provision for income taxes	4,361	4,428	13,838	11,885

Net income (loss)	$(25,047)	$6,818	$(12,497)	$18,936

Basic net income (loss) per share	$(0.76)	$0.20	$(0.37)	$0.54

Diluted net income (loss) per share	$(0.76)	$0.19	$(0.37)	$0.53

Shares used to compute basic net income per share	32,985	34,122	33,934	34,803

Shares used to compute diluted net income per share	32,985	35,465	33,934	35,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(12,497)	$18,936
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,943	8,854
Amortization of intangible assets	2,931	6,075
Stock-based compensation	8,929	209
Deferred income taxes	2,396	9,665
Loss on disposition of property and equipment	24	47
Restructuring, net of cash paid	938	—
Income tax benefit on stock options exercised	10,479	1,917
Excess tax benefits from stock-based compensation	(5,993)	—
Goodwill impairment	31,982	—
Changes in operating assets and liabilities:
Accounts receivable	(2,579)	1,547
Accumulated implementation costs	(1,790)	(238)
Prepaid and other current assets	(960)	(1,448)
Other assets	1,000	(5,722)
Accounts payable	2,717	(439)
Accrued compensation and related benefits	(15)	2,387
Customer deposits and deferred revenue	3,484	689
Other liabilities and tax contingency reserve	2,247	1,711

Net cash provided by operating activities	53,236	44,190

Cash flows from investing activities:
Purchases of investments:
Held-to-maturity	(61,970)	(80,260)
Available-for–sale	(11,546)	(12,743)
Other instruments	—	(500)
Proceeds from maturity of investments:
Held-to-maturity	54,070	63,064
Available–for–sale	40,310	2,281
Purchase of property and equipment	(12,862)	(14,111)

Net cash provided by (used in) investing activities	8,002	(42,269)

Cash flows from financing activities:
Principal payments on capital leases	(169)	—
Acquisition of treasury stock	(106,259)	(46,184)
Proceeds from issuance of common stock	29,019	10,817
Excess tax benefits from stock-based compensation	5,993	—

Net cash used in financing activities	(71,416)	(35,367)

Net decrease in cash and cash equivalents	(10,178)	(33,446)
Cash and cash equivalents, beginning of period	50,734	64,682

Cash and cash equivalents, end of period	$40,556	$31,236

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$65	$—
Cash paid during the period for income taxes	$959	$869
Non-cash items:
Accrued property and equipment	$583	$949
Accrued treasury stock purchase	$751	$—
Settlement of Escrow Claim (see notes 2 and 5)
Reduction of goodwill	$1,992	$—
Increase in additional paid-in capital	$365	$—
Return of common stock included in treasury stock	$2,357	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL INSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Treasury Stock, at cost	Deferred Stock-Based Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	37,221,490	$37	$472,729	(2,544,509)	$(50,091)	$(4,466)	$(87,140)	$331,069
Reclassification of deferred stock-based compensation upon adoption of SFAS 123(R) (Note 9)	—	—	(4,466)	—	—	4,466	—	—
Stock options exercised	1,551,831	2	27,230	—	—	—	—	27,232
Issuance of restricted stock	166,380	—	—	—	—	—	—	—
Tax benefit on stock options exercised	—	—	10,479	—	—	—	—	10,479
Proceeds from other issuance of common stock	124,497	—	1,787	—	—	—	—	1,787
Purchase of treasury stock, at cost	—	—	—	(3,448,326)	(107,010)	—	—	(107,010)
Settlement of escrow claim		—	365	(119,834)	(2,357)	—	—	(1,992)
Stock-based compensation	—	—	8,929	—	—	—	—	8,929
Restricted stock forfeitures and other	(3,768)	—	(438)	(16,388)	—	—	—	(438)
Net income (loss)	—	—	—	—	—	—	(12,497)	(12,497)

Balance at September 30, 2006	39,060,430	$39	$516,615	(6,129,057)	$(159,458)	$—	$(99,637)	$257,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL INSIGHT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

Digital Insight Corporation (the “Company”), incorporated in March 1997 in Delaware, provides outsourced online banking applications and services to banks, credit unions and savings and loan associations. Its outsourcing operations include three operating segments: Internet banking, business banking and lending. The Internet banking segment includes online banking for consumers, including bill payment and bill presentment, and the business banking segment includes online banking for business organizations ranging from small businesses to large corporations. The lending operation provides tools that enable financial institutions to streamline underwriting decisions and process consumer loans originated through the Internet, branch and call center channels. Substantially all of the Company’s revenues are derived from these products and services. The Company’s consolidated financial statements include the accounts of its subsidiaries, and there were no inter-company transactions requiring elimination in consolidation.

Method of presentation

The accompanying condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (the “SEC”). Independent auditors have not audited these condensed consolidated financial statements. The condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

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

The application of SFAS 123(R) had a material impact on the Company’s consolidated financial statements. See Note 9 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense. The cumulative effect upon adoption of SFAS 123(R) was not material.

Shares of newly issued common stock will be issued upon exercise of stock options or vesting of restricted stock.

New accounting standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 was effective in fiscal years beginning after December 31, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

On November 3, 2005, the FASB issued FSP No. FAS 115-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP No. 115-1 was effective in fiscal years beginning after December 15, 2005. The adoption of this FSP did not have a material effect on the Company’s consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. The Company will be required to adopt the provisions of SAB 108 in its consolidated financial statements for fiscal year 2006. The Company does not believe that the adoption of SAB 108 will materially impact its current or prior year consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. The Company will be required to adopt the provisions of SFAS 157 beginning with its first quarter ending March 31, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its condensed consolidated financial statements.

Reclassification

Certain prior year reported amounts have been reclassified to conform to the 2006 presentation. Accounts payable and accrued expenses and other liabilities related to the acquisition of property and equipment have been excluded from the statement of cash flows balances at September 30, 2006 and 2005. In addition, the related amount in property and equipment purchased during those periods has been excluded as well, with the activity being disclosed in the supplemental disclosure of non-cash activity. The amount has been reflected as a cash outflow under purchase of property and equipment in the period the liability was paid. The effect of this reclassification was a reduction of $949,000 to previously reported cash used to purchase property and equipment for the nine months ended September 30, 2005 and a corresponding decrease to operating cash flows for the same period.

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

During the third quarter ended September 30, 2006, the Company’s financial results and outlook for the lending operations continued to underperform relative to prior expectations. During the Company’s preliminary 2007 planning process initiated in the third quarter, and based on continued underperformance and a reduced financial outlook, the Company determined that it could no longer justify the level of investment in the lending business that would be required to achieve revenue targets consistent with the Company’s earlier forecasts. After evaluating the reduced financial outlook for future periods, and its impact on the estimated fair value of the lending reporting unit in accordance with FAS 142, the Company determined that the lending segment’s goodwill was impaired. Separately, the Company announced that it is evaluating strategic and operating alternatives for the lending business towards a goal of eliminating its negative impact on the Company’s operating profitability and management resources in 2007.

Goodwill by operating segment as of September 30, 2006 and December 31, 2005 is set forth below (in thousands):

	Internet Banking	Business Banking	Lending	Total
Balance, December 31, 2005	$70,110	$34,290	$31,982	$136,382
Settlement of escrow	—	(1,992)	—	(1,992)
Goodwill impairment	—	—	(31,982)	(31,982)

Balance, September 30, 2006	$70,110	$32,298	$—	$102,408

As of September 30, 2006 and December 31, 2005, all other intangible assets were subject to amortization. A summary of the other intangible assets as of September 30, 2006 and December 31, 2005 is set forth below (in thousands):

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Life
September 30, 2006:
Customer relationships	$33,330	$(27,752)	$5,578	6 years
Acquired technology	12,840	(12,628)	212	4.1 years
Acquired backlog	1,800	(1,133)	667	4.5 years
Trade name	200	(200)	—	1 year

Total intangible assets	$48,170	$(41,713)	$6,457

	Cost	Accumulated Amortization	Carrying Amount	Weighted Average Life
December 31, 2005:
Customer relationships	$33,330	$(26,310)	$7,020	6 years
Acquired technology	12,840	(11,439)	1,401	4.1 years
Acquired backlog	1,800	(833)	967	4.5 years
Trade name	200	(200)	—	1 year

Total intangible assets	$48,170	$(38,782)	$9,388

Amortization expense for all intangible assets was $897,000 and $2.0 million, and $2.9 million and $6.1 million for the three and nine months ended September 30, 2006 and 2005, respectively. Estimated intangible asset amortization expense remaining for the next five years is as follows (in thousands):

2006 (Remaining three months)	$791
2007	2,321
2008	954
2009	788
2010	788

3.	Restructuring

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

The charges related to the restructuring were as follows (in thousands):

	Total Restructuring Charges Expected to be Recognized	Restructuring Charges Recognized for the Three Months Ended September 30, 2006	Cumulative Restructuring Charges Recognized through September 30, 2006
One-time termination benefits	$832	$1	$832
Contract termination costs	115	58	115
Other associated costs	897	(240)	897

Total	$1,844	$(181)	$1,844

The restructuring activity has resulted in the following accrual as of September 30, 2006 (in thousands):

	Restructuring Costs Accrued, Net as of June 30, 2006	Restructuring Costs Accrued in the Three Months Ended September 30, 2006	Payments made during the Three Months Ended September 30, 2006	Balance at September 30, 2006
One-time termination benefits	$64	$1	$(15)	$50
Other associated costs	—	94	(94)	—

Total	$64	$95	$(109)	$50

4.	Reportable Segments and Major Customers

The Company manages its business through three reportable segments: Internet banking, business banking and lending.

The results of operations from these reportable segments were as follows for the three and nine month periods ended September 30, 2006 and 2005 (in thousands):

	Internet Banking	Business Banking	Lending	Unallocated (1)	Total
Three months ended September 30, 2006:
Revenues	$51,029	$8,448	$2,466	$—	$61,943
Cost of revenues (4)	20,795	3,515	1,966	582	26,858
Gross profit	30,234	4,933	500	(582)	35,085
Operating expenses (2)	10,138	3,474	777	42,417	56,806
Income (loss) from operations	20,096	1,459	(277)	(42,999)	(21,721)
Three months ended September 30, 2005:
Revenues	$43,562	$6,784	$2,895	$—	$53,241
Cost of revenues	17,161	2,776	2,208	—	22,145
Gross profit	26,401	4,008	687	—	31,096
Operating expenses (3)	8,639	3,237	1,219	7,662	20,757
Income (loss) from operations	17,762	771	(532)	(7,662)	10,339
Nine months ended September 30, 2006:
Revenues	$149,703	$23,845	$7,907	$—	$181,455
Cost of revenues (4)	62,063	9,703	6,222	1,389	79,377
Gross profit	87,640	14,142	1,685	(1,389)	102,078
Operating expenses (2)	29,078	10,706	4,127	60,252	104,163
Income (loss) from operations	58,562	3,436	(2,442)	(61,641)	(2,085)
Nine months ended September 30, 2005:
Revenues	$128,041	$19,875	$9,396	$—	$157,312
Cost of revenues	51,846	8,276	6,559	—	66,681
Gross profit	76,195	11,599	2,837	—	90,631
Operating expenses (3)	25,342	9,604	3,432	23,653	62,031
Income (loss) from operations	50,853	1,995	(595)	(23,653)	28,600

(1)	Unallocated amounts include intangible asset amortization, goodwill impairment, stock-based compensation, and general and administrative expenses that are not included in the measure of segment profit or loss used internally to evaluate the segment operating results.

(2)	Unallocated operating expenses include $897 and $2,931 of intangible asset amortization, $31,982 and $31,982 in goodwill impairment, $3,108 and $7,540 of stock-based compensation under SFAS 123(R) and $6,430 and $17,799 of general and administrative expenses for the three and nine months ended September 30, 2006.

(3)	Unallocated operating expenses include $2,025 and $6,075 of intangible asset amortization and $5,637 and $17,578 of general and administrative expenses for the three and nine months ended September 30, 2005.

(4)	Unallocated cost of revenues includes $582 and $1,389 of stock-based compensation under SFAS 123(R) for the three and nine months ended September 30, 2006.

The Company assesses the performance of its long-lived assets in the aggregate and accordingly assets are not presented on a segment basis.

For the three and nine month periods ended September 30, 2006 and 2005, no customer comprised more than 10% of total revenues. The Company has no significant foreign operations.

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

Magnet Claims

Approximately $3.5 million of cash and 144,834 shares of the Company’s common stock issued in connection with its acquisition of Magnet were held in escrow. The Company notified the prior stockholders of Magnet that it had various claims against them in connection with the acquisition, and sought recovery of damages, including the amounts in escrow. The prior stockholders initiated arbitration proceedings in Los Angeles, California, seeking release of the escrowed amounts. In June 2006, the Company settled the arbitration claims and related legal proceedings. As part of this settlement, the Company recovered 119,834 shares of common stock held in escrow. The prior stockholders of Magnet received the remaining 25,000 shares and approximately $3.5 million in cash held in escrow. The settlement agreement, which was also signed by certain former executives of Magnet in July 2006, provides the dismissal of all pending legal proceedings by all parties. All of the shares held in escrow were included in the purchase price allocation. Consequently, goodwill and stockholders’ equity have been reduced by approximately $2.0 million to reflect the shares returned to the Company.

In addition, the Company may be involved from time to time in litigation arising in the normal course of its business. Although the Company is currently not a party to litigation that it believes would have a material adverse effect, individually or in the aggregate, on its business, financial condition or results of operations, it is possible that in the future the Company could become a party to such proceedings.

Tax Contingencies

The Company records a contingent income tax liability for differences between the as-filed basis and book basis of certain tax assets and liabilities. As of September 30, 2006 and December 31, 2005, the cumulative tax contingency reserve of $5.4 million and $5.2 million, respectively, is included in current liabilities on the accompanying condensed consolidated balance sheets.

6.	Revolving Line of Credit

We have in place a $30 million revolving credit commitment (the “Revolver”) with a bank that expires on October 31, 2007. The interest rate for this Revolver is equal to either (i) the bank’s prime rate; or (ii) LIBOR plus 1.75%. The Company may draw down against the Revolver by either electing the bank’s prime rate or LIBOR for 1-month, 2-month, 3-month, or 6-month LIBOR terms. The Revolver is collateralized by all assets of the Company. There were no balances outstanding on the Revolver at September 30, 2006 or December 31, 2005.

The Revolver includes covenants that require the Company to (i) maintain a tangible net worth of not less than $110.0 million at all times, (ii) maintain positive quarterly income before taxes of not less than $4,000,000, and (iii) maintain a ratio of current assets to current liabilities of greater than 1.50 to 1.0. The Company was not in compliance with the quarterly income before taxes covenant at September 30, 2006 due to the goodwill impairment. The Company obtained a waiver from the bank relating to this covenant.

7.	Treasury Stock

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

In May 2006, the Company announced that its Board of Directors had approved a share repurchase program for up to $50.0 million. As of September 30, 2006, the Company had repurchased 1,686,249 shares for an aggregate cost of $49.8 million.

In August 2006, the Company announced that its Board of Directors had approved a share repurchase program for up to $50.0 million. As of September 30, 2006, the Company had repurchased 269,333 shares for an aggregate cost of $7.2 million.

There are no restrictions on the Company’s treasury stock. The repurchased common stock is classified as “Treasury stock, at cost” in the accompanying condensed consolidated balance sheets.

8.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(25,047)	$6,818	$(12,497)	$18,936

Denominator for basic calculation	32,985	34,122	33,934	34,803
Dilutive effect of common stock equivalents outstanding	—	1,343	—	845

Denominator for diluted calculation	32,985	35,465	33,934	35,648

Basic net income (loss) per share	$(0.76)	$0.20	$(0.37)	$0.54

Diluted net income (loss) per share	$(0.76)	$0.19	$(0.37)	$0.53

Common stock equivalents that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock options, restricted stock and employee stock purchase plan	1,648	641	1,261	1,156

9.	Stock-Based Compensation

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

1999 Employee Stock Purchase Plan

The Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) allows eligible employees to have up to 15% of their earnings withheld, up to certain maximums, and to be used to purchase shares of the Company’s common stock on May 1 and November 1 of each year. The price of the common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the offering date of each two-year offering period or the specified purchase date. Our purchase plan permits the purchase of up to 2.1 million shares of common stock.

Adoption of SFAS 123(R)

The Company adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. The Company recognizes compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model using a straight-line amortization method. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and nine month periods ended September 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination patterns as well as trends of historical option forfeitures. The impact on the Company’s results of operations of recording stock-based compensation was as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenues	$582	$1,389
Sales, general and administrative	2,324	5,681
Research and development	784	1,859

	$3,690	$8,929

Prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $6.0 million of excess tax benefits for the nine months ended September 30, 2006 have been classified as a financing cash inflow. Cash received from option exercises and employee stock purchase plan purchases for the nine month periods ended September 30, 2006 and 2005, was $29.0 million and $10.8 million, respectively. The actual tax benefits recognized in net income related to stock-based compensation for the three and nine months ended September 30, 2006 were $1.2 million and $2.7 million, respectively. The actual tax benefits recognized in net income related to stock-based compensation for the three and nine months ended September 30, 2005 were $52,000 and $83,000, respectively. Also, in connection with the adoption of SFAS 123(R), the Company reclassified $4.5 million out of deferred stock-based compensation to additional paid-in capital.

Valuation assumptions

The following assumptions were used for each respective period to value option grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rates	4.56%-4.92%	3.83%-4.06%	4.31%-4.92%	3.28%-4.06%
Expected term (in years)	4.5	3.5	4.5	3.5
Dividend yield	0%	0%	0%	0%
Expected volatility	56%	63%	56%	63%

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

Stock-based payment award activity

The following table summarizes activity under the Company’s equity incentive plans for the nine months ended September 30, 2006 (in thousands, except share and per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	4,660,112	$20.44
Granted	701,500	32.69
Exercised	(1,551,831)	17.55
Forfeited/expired/cancelled	(200,409)	26.60

Outstanding at September 30, 2006	3,609,372	$23.71	7.31	$29,279

Vested and expected to vest at September 30, 2006	3,354,786	$23.47	6.96	$28,140

Options exercisable at September 30, 2006	1,774,726	$23.99	5.94	$16,142

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 2.5 million options that were in-the-money at September 30, 2006. During the three months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $583,000 and $2.1 million, respectively, determined as of the date of option exercise. During the nine months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $25.5 million and $4.4 million, respectively, determined as of the date of option exercise. As of September 30, 2006, there was approximately $22.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock awards plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the three months ended September 30, 2006 and 2005 was $2.4 million and $3.9 million, respectively. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $8.0 million and $11.2 million, respectively.

The weighted average grant-date fair value of options granted in the nine month periods ended September 30, 2006 and 2005 was $16.55 and $8.97, respectively.

As of September 30, 2006, there was approximately $8.4 million of total unrecognized compensation cost related to unvested restricted stock. The cost is expected to be recognized over a weighted average period of 2.1 years.

For the three and nine months ended September 30, 2006, the stock-based compensation expense related to the activity under the Purchase Plan was $504,000 and $1.5 million, respectively. As of September 30, 2006, there was $541,000 of unrecognized compensation cost related to the Purchase Plan which is expected to be recognized over a weighted average period of 0.8 years.

A summary of the status and changes of the Company’s restricted stock related to the Company’s stock plans as of and during the nine months ended September 30, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock at January 1, 2006	188,747	$25.67
Granted	166,379	33.18
Vested	(46,715)	25.75
Forfeited	(3,768)	33.33

Restricted stock at September 30, 2006	304,643	$29.66

Pro forma information for periods prior to the adoption of SFAS 123(R)

Prior to the adoption of FAS No. 123(R), the Company provided the disclosures required under FAS No. 123, as amended by FAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Employee stock-based compensation expense recognized under SFAS 123(R) was not reflected in the Company’s results of operations for the three and nine month periods ended September 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were estimated and applied to determine stock-based compensation. Previously reported amounts have not been restated.

The pro forma information for the three and nine months ended September 30, 2005 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$6,818	$18,936
Add: Stock-based compensation expense included in reported income, net of tax	79	126
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	885	3,316

Pro forma net income	$6,012	$15,746

Earnings per share:
Basic — Reported	$0.20	$0.54
Pro forma	$0.18	$0.45
Diluted — Reported	$0.19	$0.53
Pro forma	$0.17	$0.44

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We manage our business through three reportable segments: Internet banking, business banking and lending. Our Internet banking segment includes online banking for consumers, which includes bill payment and bill presentment. Our business banking segment includes online business banking for small to large financial institutions. The lending operation provides tools that enable financial institutions to streamline underwriting decisions and process consumer loans originated through the Internet, branch and call center channels. In addition, general and administrative expenses and stock-based compensation expenses are managed on a company-wide basis across all of our operations and, therefore, these expenses are not included in the operating results of the business segments.

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

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements for 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The cumulative effect upon adoption of SFAS 123(R) was not material.

Known trends and uncertainties

The following discussion identifies known trends and uncertainties currently impacting each of our business segments.

The growth in our Internet banking revenues during the first nine months of 2006 was driven primarily by an 18% increase in Internet banking end users and a 31% increase in online bill payment users at September 30, 2006 when compared to September 30, 2005. Revenue from end user growth was partially offset by a slight decrease in the average revenue per end user, due primarily to price discounts experienced at the time of contract renewal (generally once every three to five years) and the effects of tiered pricing incentives in most of our contracts. We expect a continuing modest decline in average monthly revenue per Internet banking end user over the next several quarters as our base of end users continues to increase and as customers renew their contracts with us. Additionally, growth in Internet banking and bill payment end users can vary significantly from quarter to quarter due to the timing of client implementations, merger and acquisition activity among our client base that can lead to client deactivations, the effectiveness of our cooperative marketing initiatives, and other factors outside of our control.

The growth in our business banking revenues during the first nine months of 2006 compared to 2005 was driven by a 15% increase in the number of business banking hosted end users and an increase in professional services revenues compared to the same period in 2005. We continue to invest significant resources to further develop our business banking software for large financial institutions (a product line resulting from our acquisition of Magnet in November 2003), including an initiative to standardize the Magnet software code. Our ability to serve our large bank clients from a common software code should lead to greater efficiency in future product development, and will allow us to be increasingly selective in contracting professional services projects. Since we will be pursuing fewer software customization contracts in the future, we expect reduced lower-margin revenue from non-recurring projects will moderate the business banking segment’s revenue outlook in 2007. On the other hand, we expect business banking hosted end users and operating profitability for the segment to increase in 2007.

The decrease in our lending revenues during the nine month period ended September 30, 2006 reflects the continuation of a shift in the percentage of applications processed from the call center to our Internet channel, client attrition and $500,000 in license fees recognized in the second quarter of 2005. Internet-based applications result in lower revenue per application compared to applications received through the call center. We expect the Internet channel to continue to increase as a percentage of total loan applications processed in future quarters. During the first half of 2006, we outsourced our lending call center to a third party provider of call center services and eliminated 90 positions in a restructuring of the lending business. Although outsourcing the call center has reduced our cost structure, our new lending platform has not achieved the market acceptance and sales targets we had previously anticipated. We expect that the lending business will continue to remain unprofitable for the balance of 2006. In light of the continuing underperformance relative to our prior financial projections, we are evaluating strategic and operating alternatives of this smaller business (accounting for 4% of total sales in 2006) towards a goal of eliminating its negative impact on our operating profitability and management resources in 2007.

Results of operations

We manage our business through three reportable segments: Internet banking, business banking and lending.

Summarized results of operations for our reportable segments were as follows for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	(dollars in thousands)
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues:
Internet banking	$51,029	82	$43,562	82	$149,703	83	$128,041	81
Business banking	8,448	14	6,784	13	23,845	13	19,875	13
Lending	2,466	4	2,895	5	7,907	4	9,396	6

Total	$61,943	100	$53,241	100	$181,455	100	$157,312	100

	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
Gross profit:
Internet banking	$30,234	59%	$26,401	61%	$87,640	59%	$76,195	60%
Business banking	4,933	58	4,008	59	14,142	59	11,599	58
Lending	500	20	687	24	1,685	21	2,837	30
Unallocated (5)	(582)	—	—	—	(1,389)	—	—	—

Total	$35,085	57%	$31,096	58%	$102,078	57%	$90,631	58%

	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating expenses:
Internet banking	$10,138	18	$8,639	42	$29,078	28	$25,342	41
Business banking	3,474	6	3,237	15	10,706	10	9,604	15
Lending	777	1	1,219	6	4,127	4	3,432	6
Unallocated (2) (3) (4)	42,417	75	7,662	37	60,252	58	23,653	38

Total	$56,806	100	$20,757	100	$104,163	100	$62,031	100

	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
Income (loss) from operations:
Internet banking	$20,096	39%	$17,762	41%	$58,562	39%	$50,853	40%
Business banking	1,459	17	771	11	3,436	14	1,995	10
Lending	(277)	(11)	(532)	(18)	(2,442)	(31)	(595)	(6)
Unallocated (2) (3) (4)	(42,999)	—	(7,662)	—	(61,641)	—	(23,653)	—

Total	$(21,721)	(35)%	$10,339	19%	$(2,085)	(1)%	$28,600	18%

(1)	Margin represents dollar amounts as a percentage of revenues.

(2)	Unallocated amounts include intangible asset amortization, goodwill impairment, stock-based compensation, and general and administrative expenses that are not included in the measure of segment profit or loss used internally to evaluate the segment operating results.

(3)	Unallocated operating expenses include $897 and $2,931 of intangible asset amortization, $31,982 and $31,982 in goodwill impairment, $3,108 and $7,540 of stock-based compensation under SFAS 123(R) and $6,430 and $17,799 of general and administrative expenses for the three and nine months ended September 30, 2006.

(4)	Unallocated operating expenses include $2,025 and $6,075 of intangible asset amortization and $5,637 and $17,578 of general and administrative expenses for the three and nine months ended September 30, 2005.

(5)	Unallocated cost of revenues includes $582 and $1,389 of stock-based compensation under SFAS 123(R) for the three and nine months ended September 30, 2006.

We assess the performance of our long-lived assets in the aggregate and, accordingly, assets are not presented on a segment basis.

For the three and nine month periods ended September 30, 2006 and 2005, no customer comprised more than 10% of total revenues. We have no significant foreign operations.

A large portion of our Internet banking revenue is attributable to the number of active Internet banking end users and bill payment end users at our financial institution customers. Summarized end users, in thousands, at September 30, 2006 and 2005 were as follows:

	September 30, 2006		September 30, 2005
	End Users	Penetration (1)	End Users	Penetration (1)
Potential end users at live sites	37,600	n/a	36,700	n/a
Active Internet banking end users (2)	7,027	18.7%	5,960	16.2%
Bill payment end users	1,746	24.8%	1,328	22.3%

(1)	Penetration for active end users is calculated as a percentage of potential end users at live sites. Penetration for bill payment end users is calculated as a percentage of active Internet banking end users.

(2)	Active Internet banking end users are consumers whose basic account information is available online as specified by our contract with the financial institution.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues: Total revenues for the three months ended September 30, 2006 were $61.9 million, an increase of 16% from $53.2 million reported for the same period of the prior year.

Our Internet banking division reported revenues of $51.0 million for the quarter ended September 30, 2006 compared to $43.6 million for the same quarter last year. This increase of $7.5 million, or 17%, was primarily due to an increased number of active Internet banking end users and bill payment end users within our existing customer base and an increase of approximately $1.1 million from other revenues including implementation fees, training fees and contract termination fees. Active Internet banking end users increased 18% to 7,027,000 users at September 30, 2006 from 5,960,000 users at September 30, 2005. Bill payment end users increased 31% to 1,746,000 users at September 30, 2006 from 1,328,000 users at September 30, 2005.

Revenues generated by the business banking division were $8.4 million for the quarter ended September 30, 2006, compared to $6.8 million for the quarter ended September 30, 2005. The increase of $1.6 million, or 25%, is primarily attributable to an increase in the number of business banking hosted end users and an increase in professional services revenues in 2006 as compared to 2005.

Revenues related to the lending division for the quarter ended September 30, 2006 were $2.5 million compared to $2.9 million for the quarter ended September 30, 2005. This decrease of $429,000, or 15%, resulted primarily from the continued shift in applications from the call center to the Internet channel (which results in lower revenue per application).

Cost of Revenues: Cost of revenues is comprised primarily of: salaries and related personnel expenses; network costs, depreciation and amortization of equipment and software used in providing our services; expenses related to the operation of our data centers, including communication services; fees paid to third parties including bill payment, online statement and check imaging vendors; amortization of deferred implementation costs, and stock-based compensation. Cost of revenues increased $4.7 million, or 21%, to $26.9 million for the three months ended September 30, 2006 from $22.1 million for the same period last year as a result of increases in the Internet banking and business banking divisions as described below. Cost of revenues also includes $582,000 of stock-based compensation expense related to the application of SFAS 123(R) in 2006. Stock-based compensation has been excluded from the segment results.

Cost of revenues for the quarter ended September 30, 2006 included $20.8 million related to our Internet banking division compared to $17.2 million for the quarter ended September 30, 2005. This increase of $3.6 million, or 21%, reflects an increase in third-party costs related to our bill pay product driven by an increase in revenue-generating bill pay users, and increased headcount in Internet banking operations and implementations.

Cost of revenues for the business banking division increased $739,000 for the three months ended September 30, 2006 from $2.8 million to $3.5 million. Our cost of revenues increased as a result of the increase in revenues mentioned above.

Cost of revenues related to the lending division decreased slightly to $2.0 million for the three months ended September 30, 2006 as compared to the same period in the prior year primarily as a result of outsourcing the lending call center.

Gross Profit: Gross profit increased $4.0 million, or 13%, from $31.1 million for the three months ended September 30, 2005 to $35.1 million for the three months ended September 30, 2006. Overall gross profit increased primarily due to the increase in revenues mentioned above.

Gross profit margin for the Internet banking business decreased slightly to 59% for the three months ended September 30, 2006 from 61% for the three months ended September 30, 2005, due primarily to product mix.

Gross profit for the business banking segment decreased slightly to 58% in the three months ended September 30, 2006 from 59% in the same period last year. The decrease is attributable to a greater percentage of revenues attributable to professional service projects in the third quarter of 2006.

Gross profit margin for the lending division decreased to 20% for the three months ended September 30, 2006 from 24% for the same period last year. The decrease in gross margin for the lending division is primarily attributable to the decrease in revenues.

Operating Expenses: Operating expenses include sales, general and administrative expenses, research and development, amortization of intangible assets, goodwill impairment, restructuring charges and stock-based compensation. Operating expenses were $56.8 million for the three months ended September 30, 2006, an increase of $36.0 million, or 174%, from $20.8 million in the three months ended September 30, 2005. This increase in operating expenses is primarily due to the impairment of goodwill of $32.0 million, stock-based compensation expense of $3.1 million related to the application of SFAS 123(R), and increases in research and development personnel costs of $1.1 million. These increases were partially offset by a reduction in amortization of intangibles expense of $1.1 million.

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

Sales, general and administrative expenses increased $3.1 million, or 25%, from $12.6 million for the three months ended September 30, 2005 to $15.7 million for the three months ended September 30, 2006. This increase was due primarily to a $2.2 million increase in stock-based compensation expense under SFAS 123(R) and the general expansion of the business.

Research and Development: Research and development expenses consist primarily of salaries, personnel expenses and consultant fees related to the design, development, testing and enhancement of our products and data processing vendor interface software, and stock-based compensation. Research and development expenses increased to $8.4 million for the three months ended September 30, 2006 from $6.1 million for the three months ended September 30, 2005. The increase of $2.3 million was primarily due to an increase of $1.1 million in product development personnel costs and the impact of SFAS 123(R) resulting in stock-based compensation expenses of $784,000. We will continue to invest significantly in product enhancements, which could further increase our research and development expenses in the future.

Amortization of Intangible Assets: Amortization of intangible assets was $897,000 for the three months ended September 30, 2006 and $2.0 million for the comparable prior year period. The decrease is due to certain intangibles becoming fully amortized during 2005.

Goodwill Impairment: During the third quarter ended September 30, 2006, our financial results and outlook for the lending operations continued to underperform our prior expectations. During our preliminary 2007 planning process initiated in the third quarter, and based on continued underperformance and a reduced financial outlook, we determined that we could not justify the level of investment in the lending business that would be required to achieve revenue targets consistent with our earlier forecasts. After evaluating our reduced financial outlook for future periods, and its impact on the estimated fair value of the lending reporting unit in accordance with FAS 142, we determined that the lending segment’s goodwill was impaired. Separately, we announced that we are evaluating strategic and operating alternatives for the lending business towards a goal of eliminating its negative impact on our operating profitability and management resources in 2007.

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

The charges related to the restructuring were as follows (in thousands):

	Total Restructuring Charges Expected to be Recognized	Restructuring Charges Recognized for the Three Months Ended September 30, 2006	Cumulative Restructuring Charges Recognized through September 30, 2006
One-time termination benefits	$832	$1	$832
Contract termination costs	115	58	115
Other associated costs	897	(240)	897

Total	$1,844	$(181)	$1,844

The restructuring activity has resulted in the following accrual as of September 30, 2006 (in thousands):

	Restructuring Costs Accrued, Net as of June 30, 2006	Restructuring Costs Accrued in the Three Months Ended September 30, 2006	Payments Made During the Three Months Ended September 30, 2006	Balance at September 30, 2006
One-time termination benefits	$64	$1	$(15)	$50
Other associated costs	—	94	(94)	—

Total	$64	$95	$(109)	$50

Provision for Income Taxes: During the three months ended September 30, 2006, we recorded a provision for income taxes of $4.4 million compared to $4.4 million for the three months ended September 30, 2005. The current quarter’s provision was adversely impacted by the non-deductible goodwill impairment charge. The tax rate for the three months ended September 30, 2005 was 39.4%. If the research and development credit is reinstated by Congress, we will have a reduction in our effective tax rate in the future.

As discussed in “Liquidity and Capital Resources,” we do not expect to make significant cash tax payments, except for alternative minimum tax, until 2007, due to utilization of our net operating loss and research and development credit carry-forwards to offset our current income tax liabilities.

Nine months Ended September 30, 2006 Compared to Nine months Ended September 30, 2005

Revenues: Total revenues for the nine months ended September 30, 2006 were $181.5 million, an increase of 15% from the $157.3 million reported for the same period of the prior year.

Our Internet banking division reported revenues of $149.7 million for the nine months ended September 30, 2006 compared to $128.0 million for the same period of the prior year. This increase of $21.7 million, or 17%, was primarily due to an increased number of active Internet banking end users and bill payment end users within our existing customer base and a $2.6 million increase in other revenues including implementation fees, training fees and contract termination fees.

Revenues generated by the business banking division were $23.8 million for the nine months ended September 30, 2006 compared to $19.9 million for the same period of the prior year. The increase of $4.0 million, or 20%, is primarily attributable to an increase in the number of business banking hosted end users and an increase in professional services revenues in 2006 as compared to 2005.

Revenues related to the lending division for the nine months ended September 30, 2006 were $7.9 million compared to $9.4 million for the same period of the prior year. This decrease of $1.5 million, or 16%, resulted primarily from attrition among certain key clients, a one-time license fee of approximately $500,000 recognized in 2005 and a continued shift in applications from the call center to the Internet channel (which results in lower revenue per application).

Cost of Revenues: Cost of revenues is comprised primarily of: salaries and related personnel expenses; network costs, depreciation and amortization of equipment and software used in providing our services; expenses related to the operation of our data centers, including communication services; fees paid to third parties including bill payment, online statement, and check imaging vendors; amortization of deferred implementation costs, and stock-based compensation. Cost of revenues increased $12.7 million, or 19%, to $79.4 million for the nine months ended September 30, 2006 from $66.7 million for the same period last year as a result of increases in the Internet banking and business banking divisions as described below. Cost of revenues also includes $1.4 million of stock-based compensation expense related to the application of SFAS 123(R) in 2006. Stock-based compensation has been excluded from the segment results below.

Cost of revenues for the nine months ended September 30, 2006 included $62.1 million related to our Internet banking division compared to $51.8 million for the same period of the prior year. This increase of $10.2 million, or 20%, reflects an increase in third-party costs related to our bill pay product driven by an increase in revenue-generating bill pay users, and increased headcount in Internet banking operations and implementations.

Cost of revenues for the business banking division increased $1.4 million for the nine months ended September 30, 2006 from $8.3 million. Our cost of revenues increased as a result of the increase in revenues mentioned above.

Cost of revenues related to the lending division decreased $337,000 for the nine months ended September 30, 2006 from $6.6 million as a result of outsourcing the lending call center to a third party.

Gross Profit: Gross profit increased $11.4 million, or 13%, from $90.6 million for the nine months ended September 30, 2005 to $102.1 million for the nine months ended September 30, 2006. Overall gross profit increased primarily due to the increase in revenues mentioned above.

Gross profit margin for the Internet banking business decreased slightly to 59% for the nine months ended September 30, 2006 from 60% for the same period of the prior year primarily due to product mix.

The business banking gross profit margin increased to 59% in the nine months ended September 30, 2006 from 58% in the same period last year. The increase is attributable to rapid growth in business banking end users contributing to increased revenues while cost of revenues remained relatively flat.

Gross profit margin for the lending division decreased to 21% for the nine months ended September 30, 2006 from 30% for the same period last year. The decrease in gross margin for the lending division is primarily attributable to the decrease in revenues.

Operating Expenses: Operating expenses include sales, general and administrative expenses, research and development, amortization of intangible assets, goodwill impairment, restructuring charges and stock-based compensation. Operating expenses were $104.2 million for the nine months ended September 30, 2006, an increase of $42.1 million, or 68%, from $62.0 million in the nine months ended September 30, 2005. This increase in operating expenses is primarily due to the impairment of goodwill of $32.0 million, stock-based compensation expense related to the application of SFAS 123(R) of $7.3 million, increases in research and development personnel costs of $2.6 million, restructuring charges related to the lending division call center outsourcing of $1.4 million, legal expenses associated with the Magnet settlement, and other personnel costs. These increases were partially offset by a reduction in amortization of intangibles expenses of $3.1 million as described below and $1.4 million in incentive compensation included in sales, general and administrative expenses during the nine months ended September 30, 2006.

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

Sales, general and administrative expenses increased $6.2 million, or 16%, from $38.8 million for the nine months ended September 30, 2005 to $45.0 million for the nine months ended September 30, 2006. This increase was due primarily to a $5.5 million increase in stock-based compensation expense under SFAS 123(R) in 2006, legal expenses associated with the Magnet settlement and additional personnel costs, offset by a $1.4 million decrease in incentive compensation.

Research and Development: Research and development expenses consist primarily of salaries, personnel expenses and consultant fees related to the design, development, testing and enhancement of our products and data processing vendor interface software, and stock-based compensation. Research and development expenses increased to $22.9 million for the nine months ended September 30, 2006 from $17.2 million for the nine months ended September 30, 2005. The increase of $5.7 million was primarily due to an increase of $2.6 million in product development personnel costs, the impact of SFAS 123(R) resulting in stock-based compensation expenses of $1.9 million, consulting costs of $802,000, and an increase in depreciation expenses of $169,000. We will continue to invest significantly in product enhancements, which could further increase our research and development expenses in the future.

Goodwill Impairment: See discussion in the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Amortization of Intangible Assets: Amortization of intangible assets was $2.9 million for the nine months ended September 30, 2006 and $6.1 million for the comparable prior year period. The decrease is due to certain intangibles becoming fully amortized during 2005 and 2006.

Provision for Income Taxes: During the nine months ended September 30, 2006, we recorded a provision for income taxes of $13.8 million compared to $11.9 million for the nine months ended September 30, 2005. The provision for the nine months ended was adversely affected by the non-deductible goodwill impairment charge. The tax rate for the nine months ended September 30, 2005 was 38.6%. If the research and development credit is re-instated by Congress, we will have a reduction in our effective tax rate in the future.

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents of $40.6 million, short-term investments of $49.4 million and long-term investments of $3.9 million. Our investments are comprised of readily marketable commercial paper, corporate debt, U.S. government agency securities, auction rate debt and preferred securities, and our warrants in CashEdge as described below. For financial statement presentation, we classify our investments as short-term and long-term based upon their maturity dates. Short-term investments primarily mature within one year of the date of the financial statements and long-term investments mature between one and two years from September 30, 2006. We classify auction rate securities with maturity dates of more than one year as short-term investments as the established interest rate reset periods are less than one year. Our warrants in CashEdge are classified as long-term investments.

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

The estimated fair value of the warrants of $500,000 was recorded in long-term investments. The warrants contain a cash-less exercise feature and are therefore considered a derivative financial instrument for accounting purposes. The warrants are marked to market at each reporting date with any unrealized gains or losses reflected in net income. The remaining $5.67 million has been recorded in other current and non-current assets in the consolidated balance sheets reflecting the value of the new account opening transactions prepurchased from CashEdge of $5.75 million less the value of certain transactions utilized in 2006.

In October 2005, we renewed and amended our agreement with a bank for a revolving credit commitment, or revolver, that expires on October 31, 2007. We increased the facility from $20 million to $30 million and made certain other amendments. Based on the amended terms of the revolver the interest rate is equal to either (i) the bank’s prime rate or (ii) LIBOR plus 1.75%. We may draw down against the revolver by electing either the bank’s prime rate or LIBOR for 1-month, 2-month, 3-month or 6-month LIBOR terms. The revolver is collateralized by all of our assets. There were no amounts outstanding under the revolver as of September 30, 2006. We were out of compliance with the quarterly income before tax covenant for the quarter ended September 30, 2006 and we obtained a waiver from the bank relating to this covenant.

In February 2006, we announced that our Board of Directors had approved a share repurchase program for up to $50.0 million. We repurchased 1,492,744 shares for an aggregate cost of $50.0 million.

In May 2006, we announced that our Board of Directors had approved a share repurchase program for up to $50.0 million. As of September 2006, we had repurchased 1,686,249 shares for an aggregate cost of $49.8 million.

In August 2006, the Company announced that its Board of Directors had approved a share repurchase program for up to $50.0 million. As of September 30, 2006, we had repurchased 269,333 shares for an aggregate cost of $7.2 million.

Prior to adopting SFAS 123(R), we presented all tax benefits resulting form the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of adopting SFAS 123(R), $6.0 million of excess tax benefits for the nine months ended September 30, 2006 have been classified as an operating cash outflow and a financing cash inflow.

Cash and cash equivalents decreased $10.2 million in the nine months ended September 30, 2006 to $40.6 million, due primarily to the acquisition of treasury stock of $106.3 million and of property and equipment of $12.9 million. These amounts were partially offset by net operating cash flows of $53.2 million and $29.0 million of proceeds from the issuance of common stock from our stock plans and $20.9 million in proceeds from the sales of investments.

Net cash provided by operating activities increased $9.0 for the nine months ended September 30, 2006 to $53.2 million from $44.2 million for the nine months ended September 30, 2005 due primarily to the increase in profitability, excluding the impacts of non-cash charges for goodwill impairment and stock-based compensation.

Net cash provided by investing activities was $8.0 million for the nine months ended September 30, 2006 compared to $42.3 million of cash used in investing activities for the nine months ended September 30, 2005. The increase in cash provided by investing activities was primarily the result of an increase in net investment sales of $49.0 million during the nine months ended September 30, 2006 as compared to 2005.

Net cash used in financing activities was $71.4 million for the nine months ended September 30, 2006 compared to $35.4 million for the nine months ended September 30, 2005. The increase in cash used in financing activities of $36.0 million is primarily due to an increase in cash used to acquire treasury stock of $60.0 million as compared to 2005. This increase in cash used was offset by an increase in proceeds from issuance of common stock in 2006 of $18.2 million as compared to 2005 and an increase in excess tax benefits from stock-based compensation of $6.0 million.

Although we expect to continue to expend significant amounts on ongoing research and development, computer and related data center equipment, and personnel, we believe that our cash, cash equivalents and cash flows from operations will be sufficient to satisfy our cash requirements for the foreseeable future. We have no material commitments, other than obligations under our operating and minimum vendor purchase commitments. We do, however, continually evaluate additional investments in our business, particularly in the area of acquisitions and product development and related infrastructure, which could potentially result in significant capital outlays in the future.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

For the three and nine months ended September 30, 2006, we did not have any new off-balance sheet transactions, arrangements or obligations, (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. There have been no significant changes in our off-balance sheet arrangements, contractual obligations or commercial commitments since December 31, 2005. Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion of these items.

New accounting standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 54 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 was effective in fiscal years beginning after December 31, 2005. The adoption of SFAS No. 154 did not have a material effect on our consolidated financial statements.

On November 3, 2005, the FASB issued FSP No. FAS 115-1, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP No. 115-1 was effective in fiscal years beginning after December 15, 2005. The adoption of this FSP did not have a material effect on our consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. We will be required to adopt the provisions of SAB 108 in our consolidated financial statements for fiscal year 2006. We do not believe that the adoption of SAB 108 will materially impact our current or prior year condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. We will be required to adopt the provisions of SFAS 157 beginning with its first quarter ending March 31, 2007. We are currently evaluating the impact of adopting SFAS 157 on our condensed consolidated financial statements.

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

An increase or decrease in market interest rates by 10% as of September 30, 2006 would not cause a significant change in the fair value of our investments. Although the fair value of short-term and long-term investments may change due to interest rate fluctuations, we have the ability to hold the investments to maturity, which reduces the overall risk.

We are also exposed to the impact of interest rate changes as they affect our revolving credit commitment. The interest rate charged on our bank facility varies with the bank’s prime rate or LIBOR and, consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the facility. As of September 30, 2006, we had no amounts outstanding under our bank facility.

We are not exposed to foreign currency risk since all revenues and expenses are in U.S. dollars.

There were no significant changes to our market risk in the three and nine months ended September 30, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of September 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in alerting them, in a timely manner, to material information to be included in our periodic SEC filings.

Changes in Our Controls: There has been no significant change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Magnet Claims

Approximately $3.5 million of cash and 144,834 shares of our common stock issued in connection with the acquisition of Magnet were held in escrow. We notified the prior stockholders of Magnet that we had various claims against them in connection with the acquisition, and sought recovery of damages, including the amounts in escrow. The prior stockholders initiated arbitration proceedings in Los Angeles, California, seeking release of the escrowed amounts. In June 2006, we settled the arbitration claims and related legal proceedings. As part of this settlement, we recovered 119,834 shares of common stock held in escrow. The prior stockholders of Magnet received the remaining 25,000 shares and approximately $3.5 million in cash held in escrow. The settlement agreement, which was also signed by certain former executives of Magnet in July 2006, provided the dismissal of all pending legal proceedings by all parties. All of the shares held in escrow were included in the purchase price allocation. Consequently, goodwill and stockholders’ equity have been reduced by $2.0 million to reflect the shares returned to us.

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

ITEM 5.	OTHER INFORMATION

During the third quarter ended September 30, 2006, our financial results and outlook for the lending operations continued to underperform relative to our prior expectations. During our preliminary 2007 planning process initiated in the third quarter and based on continued underperformance and a reduced financial outlook, we determined that we could no longer justify the level of investment in the lending business that would be required to achieve revenue targets consistent with our earlier forecasts. After evaluating the reduced financial outlook for future periods, and its impact on the estimated fair value of the lending reporting unit in accordance with FAS 142, we determined that the lending segment’s goodwill was impaired. Separately, we announced that we are evaluating strategic and operating alternatives for the lending business towards a goal of eliminating its negative impact on our operating profitability and management resources in 2007.

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

DIGITAL INSIGHT CORPORATION

Date: November 9, 2006	By:	/s/ Paul J. Pucino
Paul J. Pucino
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)